Form 10KSB40
period 1999-12-31
PRECIS SMART CARD SYSTEMS INC
filed 2000-04-14
CIK 1017440

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            ------------------------
                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                            ------------------------
                        Commission File Number: 001-15667


                         PRECIS SMART CARD SYSTEMS, INC.
                 (Name of small business issuer in its Charter)


            OKLAHOMA                                       73-1494382
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                          2500 MCGEE STREET, SUITE 147
                             NORMAN, OKLAHOMA 73072
                    (Address of principal executive offices)
                                 (405) 842-0131
                           (Issuer's telephone number)
                          -----------------------------

         Securities registered under Section 12(b) of the Exchange Act:

    Title of each class               Name of each exchange on which registered
    -------------------               -----------------------------------------
Common Stock, $.01 Par Value                   Boston Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
                            ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
subject to such filing requirements for the past 90 days. Yes  X    No
                                                             ----     ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

The issuer's revenues for the year ended December 31, 1999 were $63,060.

The aggregate market value of the issuer's common stock, $.01 par value, held by non-affiliates of the issuer as of April 11, 2000, was $10,487,857 based on the closing bid price on that date as reported by the Nasdaq Stock Market, Inc. on the Nasdaq SmallCap Market. As of April 11, 2000, 2,350,000 shares of the issuer's common stock, $.01 par value, were outstanding.

                         PRECIS SMART CARD SYSTEMS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1999




                                TABLE OF CONTENTS

Part I.
Item 1.    Description of Business...................................................................           3
Item 2.    Description of Property...................................................................          19
Item 3.    Legal Proceedings.........................................................................          19
Item 4.    Submission of Matters to a Vote of Security Holders.......................................          19

Part II.
Item 5.    Market for Common Equity and Related Stockholder Matters..................................          19
Item 6.    Management's Discussion and Analysis or Plan of Operation.................................          21
Item 7.    Financial Statements .....................................................................          24
Item 8.    Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure..................................................................          24

Part III.
Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.........................................          24
Item 10.   Executive Compensation....................................................................          26
Item 11.   Security Ownership of Certain Beneficial Owners and Management............................          28
Item 12.   Certain Relationships and Related Transactions............................................          29
Item 13.   Exhibits and Reports on Form 8-K..........................................................          30


SIGNATURES...........................................................................................          31




       CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Certain statements under the captions "Item 1. Description of Business" "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, and government regulations.

                                 PART I

ITEM 1.  DESCRIPTION OF BUSINESS

AT PRECIS SMART CARD SYSTEMS, INC. WE DEVELOP AND DESIGN COMPUTER SOFTWARE APPLICATIONS AND PRODUCTS UTILIZING OUR SMART CARD TECHNOLOGY.

         We were organized in 1996 as an Oklahoma corporation and successor to MediCard Plus-ADS, LLP, an Oklahoma limited partnership which was formed in March 1994. At Precis, we design, market, implement and service custom memory and microprocessor card products, known as smart cards, on which information and software can be stored. This information can be easily, securely and accurately accessed and manipulated by electronic data processing equipment. Our software offers solutions for creating and processing data and ensuring secure electronic transactions. Through our research efforts, we have developed a library of reusable computer software components for a variety of personal computer and embedded applications all centered on smart card technology. Our technology enables electronic commerce in closed-system environments for point-of-sale transactions and other uses. Our products includes the Precis Health Card System-TM-, a healthcare smart card system; PrecisCache-TM-, a fixed-value smart card system; PrecisReserve-TM-, a reloadable stored-value smart card system; and PrecisPersona-TM-, a smart-card based customer loyalty and rewards system.

         Our products and services include full service hardware integration and software development and implementation from the point-of-sale to back-end processing for electronic commerce. We are positioned to provide customers with sophisticated smart card business solutions across a wide range of applications.

WHAT IS A SMART CARD AND ITS USES?

         A smart card is a credit card-sized plastic card in which an integrated circuit, usually containing a reusable memory chip, is embedded. In their simplest form, smart cards provide memory storage capabilities, including fixed-value cash cards, in which the card is discarded after the value stored on the card is depleted. This microchip acts as a storage device and can be programmed to perform many of the functions of a computer. The data on the cards can be read and updated when the card is inserted into a terminal or, in some cases, simply placed in the proximity of a radio-frequency based smart card device.

         There are two basic types of cards that are often called smart cards and some are smarter than others. The first is a simple memory card that, like a magnetic stripe card, stores data. Unlike a 'mag-stripe' card, the smart card can be over-written with new data many times and can store, depending on the card, up to 32 Kbytes of information. Because of its versatile nature, our smart card technology is adaptable for use over a variety of applications. These applications are generally categorized as payment vehicles, access and security keys, and information management.

         PAYMENT VEHICLE CARDS -- The most familiar of these cards are the stored-value payment vehicles, commonly known as electronic purse or wallet cards, credit, debit and automated teller machine cards, which are disposable or value reloadable. Some library applications use the same structure using tokens or units instead of a monetary value.

         ACCESS AND SECURITY KEY CARDS -- These cards are used to store and access identification and authentication information, including biometrics and encryption technology, including digital certificates, for control of physical access, online access and for facilitating secured commerce on intranets and the Internet.

         INFORMATION MANAGEMENT CARDS -- These cards enable the storage and manipulation of data of all kinds, including emergency information, medical history, account management information, expense tracking and various loyalty programs. These cards may be used to track and cross-reference consumer purchasing habits to provide marketing information to retailers, distributors and manufacturers of various products and services.

         To provide smart card applications for some clients, we develop customized software and integrate appropriate hardware technology to adapt the card to the customer's needs. We believe that our engineers have sufficient expertise in hardware technology and computer programming languages necessary for these development efforts.

         The manufacturing cost of a card varies from less than $1 to approximately $10 depending on the amount of information the card holds and the complexity of the microchip or its operating system. Similarly, the cost of a reader device can vary from $50 to $2,000, depending on the complexity and functionality of the device.

WHAT IS THE HISTORY OF THE SMART CARD INDUSTRY?

         Smart cards were first developed in the late 1960's in France. At present smart card technology is established and extensively used in Europe and Asia. According to Ovum Ltd., the market for smart card units will reach
2.7 billion by 2003. The largest markets will be in the prepayment applications, followed by access control, and electronic cash applications. According to a recent study from Dataquest, the overall market for memory and microprocessor-based cards will grow from 544 million units in 1995 to 3.4 billion units by 2001. Of that figure, microprocessor-based smart cards, which accounted for only 84 million units in 1995 will grow to 1.2 billion units in 2001. (Source: Microsoft Corporation: http://www.microsoft.com/windowsce/smartcard/background.asp.) According to research firm, SJB Research, the smart card market is growing at a rate close to 50% a year, with three to four billion cards expected to be issued in 2000. (Source: Smart Card Central:
http://www.smartcardresearch.com/reports/sjb.html.) Furthermore, Killen & Associates, Inc., also a research firm, projects that the smart card market will grow from a world wide total of 250 million transactions in 1996 to 25 billion in 2005. (Source: Killen Associates, Inc., quoted in the Smart Card Forum, http://www.smartcrd.com/ info/more/factoid.htm.) The smart card market in North America totaled 13 million cards in 1996 and is expected to grow to 273 million by 2001 and the projection for 2005 is an estimated 543 million cards in North America. (Source: Schlumberger Public Relations Department, "Schlumberger Electronic transactions," quoted in Smart Card Forum, http://www.smartcrd.cwom/info/more/factoid.htm.)

         At first mainly used in pay telephones, smart cards are now being used for transportation, car parking, arcade games and vending machines. Any coin operated machine can be converted to a smart card format. Other applications include automated teller machines, point-of-sale terminals, personal computers, electronic ticketing and automatic fare collection.

         We believe that smart card technology represents the next step in the evolution of credit/debit instruments and related products and services. Smart card systems differ from other payment mechanisms in their ability to store large quantities of data on a credit-card sized medium by means of an integrated circuit chip. The sophisticated encryption algorithms and other security mechanisms that the chip employs provide information protection. In January 1999, Microsoft Corporation released a beta version of its developers' kit to provide a standard model for interfacing smart card readers and cards with personal computers. (Source: Microsoft Corporation, http://www.microsoft.com/windowsce/smartcard.scardwp.htm.) We believe that with the integration of this technology with future versions of Windows and Windows NT operating systems, smart card development and utilization for security and electronic commerce on the Internet will become prevalent.

         We believe that widespread acceptance and use of smart card technology will occur, but only following the transition from magnetic stripe only infrastructure to one that includes both magnetic stripe and smart cards. Major credit card companies and large banking institutions have shown an interest in smart card technology because the technology makes small-value monetary transactions feasible, faster and more economically processed. Use of smart cards reduces the need for signature, verification of credit availability, receipts and paperwork. The 1996 Olympic smart card pilot in Atlanta, Georgia by several banks in association with Visa demonstrated the need for considerable consumer education before widespread acceptance and utilization will occur.

         We believe that closed-area smart card systems will serve as a transitional or interim phase to widespread smart card utilization and acceptance. A closed-area system is a limited venue, including a sports arena, a university or college campus, or a limited access entertainment event. There are several reasons for this.

- First, open systems require huge investments in both infrastructure and marketing. As with most technology implementation, especially point-of-sale and other transaction technology, there is reluctance to invest in the requisite infrastructure. Also, there is reluctance on the part of consumers to purchase and use the cards if widespread utilization does not exist. In a closed-area, the consumer may be required to use a smart card for purchases or access.

- Second, the security and monitored-controlled access to a defined area provided. A closed-area by its nature is a controlled environment where security issues can be monitored easily and reacted to quickly should the need arise. Smart card technology is well suited for monitoring and controlling access for security purposes.

- Third, the scale of infrastructure required for implementation. Within a defined area the required scale of infrastructure is limited and consequently results in more immediate implementation, either mandatory or voluntary, requiring consumer acceptance and use.

         We anticipate that significant short-term opportunities exist in the development of closed-area systems including stored-value cards for events or entertainment venues, individual store or franchise-wide loyalty applications in retail, and access control and security applications for corporations. Multiple-application systems for groups including hospitals, corporate campuses, schools, colleges and universities can provide further market opportunity.

         In addition, a major factor in the rapid growth of smart card usage is the ability to process small transactions. Smart card technology can eliminate the need to carry cash and coins for many day-to-day transactions. By enabling an individual to exchange information and payment through the smart card microchip technology, we expect that this technology will open up new opportunities with regard to the way people interact with financial institutions, healthcare providers, retailers and others. Most information-based industries are candidates for smart card conversion and utilization.

         We anticipate that significant additional revenue growth opportunities also exist in a variety of markets including the academic campus, transportation and telecommunications.

         Our revenue during 1999 decreased $259,423, an 80% decrease, to $63,060 from $322,483 during 1998. This decrease was attributable to our lack of financial resources to support marketing of our products during 1999. Consequently, during 1999 we did not replace the revenue from implementation during 1998 of the PrecisCache-TM- system for the 1998 PGA Championship and the Kiel Center Arena, home of the National Hockey League's St. Louis Blues, and Ericsson Stadium, home of the Charlotte Panthers of the National Football League.

         Our smart card technology has focused on healthcare and closed-area sports environments and events. This technology is capable of being customized for other markets. We are encouraged by the results of these initial programs, and believe that these programs will lead to the national introduction and installation of these products.

WHAT PRODUCTS ARE OFFERED BY PRECIS?

         PRECISCACHE-TM-. Our fixed stored-value product is known as PrecisCache-TM-. This product is designed to be used in stadiums, arenas, corporate or educational campuses, festivals, events, specific retail sites or communities and other closed-area environments. This protected memory card stores monetary value or tokens to be used within a designated card reader system. This reader system can include portable (stand-alone) computer terminals as well as terminals connected to existing point-of-sale computer network systems. The stored-value smart card system also includes a "back-office" processing system to account for transactions, create reports and provide other data base information.

         Use of the PrecisCache-TM- system greatly reduces the cost of handling cash, while expediting transaction processing. Cards and reader sites can serve as marketing or advertising media for clients and outside sponsors. Many of the cards issued will have an intrinsic collectible value based on their limited distribution, the fan/collector oriented artwork on the card and the novelty of the new technology.

         The smart card systems implemented for Major League Baseball's Chicago White Sox, the 1998 PGA Championship, the Oklahoma State University Athletic Department, the Main Street Fort Worth Arts Festival,

Demo '97, the National Football League's Carolina Panthers, the National Hockey League's St. Louis Blues, and First Chicago NBO are stored-value systems based on the PrecisCache-TM- product technology. With respect to each of these installations, the engineering and managerial approach to implementation resulted in timely and expeditious installation. The Chicago White Sox system was developed and installed in five months as compared to 12 to 18 months for similar installations by our competitors. The Oklahoma State University project was implemented in 60 days using prototype VeriFone-TM-Omni 1250 readers for which documentation had not yet been printed. The Fort Worth project was implemented in 75 days. The 10,000 allocated cards were sold during the four-day festival. More than 34,000 transactions were logged during the event. Finally, in a period of five days, at the request of VeriFone, we customized the PrecisCache-TM- system for use throughout the hotel/resort hosting the Demo '97 conference. Demo '97 is the leading computer industry conference focused exclusively on emerging technologies.

         Our most significant ongoing installation of the PrecisCache-TM-system was implemented in July of 1998. This project, at Ericsson Stadium in Charlotte, North Carolina, for the Carolina Panthers of the National Football League, was completed in cooperation with NationsBank (now Bank of America). The Precis system replaced an earlier smart card system that had been developed by two much larger competitors.

         PRECIS HEALTH CARD SYSTEM-TM-. The Precis Health Card System-TM- (formerly MediCard) was developed in 1993 by our predecessor Advantage Data Systems. Currently, there are no hospitals, healthcare organizations or insurance companies using the Precis Health Card System.

         The Precis Health Card System-TM- was the first healthcare smart card system that linked patients with emergency response personnel, physicians, hospitals and pharmacies. The card stored a patient's personal information and medical history. It included patient demographics, family and physician contacts, blood type, last hospital admission, allergies, medications, procedures, diagnoses, primary and secondary insurance status, along with other pertinent information. Card readers were located at healthcare facilities, including hospitals, physician offices, mobile emergency units and pharmacies.

         The Precis Health Card System-TM- expedites the delivery of medical care while reducing administrative time and cost because it provides accurate information, reduces redundant testing and procedures, decreases the likelihood of harmful drug interactions, improves the provider/patient relationship and provides a private and secure information storage system. With the addition of biometrics technology and electronic data interchange processes, the Precis Health Card System-TM- provides a powerful mechanism to reduce insurance fraud. We plan to integrate these additional capabilities into our health card system through customized software development or interfacing with existing systems.

         PRECISRESERVE-TM-. Our reloadable stored-value system is PrecisReserve-TM-. This product represents a significant modification to the PrecisCache-TM- technology which, in addition to storing monetary value or tokens, can be reloaded, facilitating extended use.

         The PrecisReserve-TM- product is seen as a second stage product for many venues that have already implemented the disposable stored-value product. Its reusability also enables the expansion of our marketing efforts into corporate campus and community-based applications. The reusability also allows for the addition of other applications to be added and used on the same card, including loyalty and security access.

         PRECISPERSONA-TM-. Market trends toward loyalty and affinity products led to the development of PrecisPersona-TM-, our smart card based loyalty application. Rewarding frequent purchasers encourages repeat business and the tracking capabilities of smart card technology provide opportunities to acquire valuable customer preference and purchasing pattern information which marketers, retailers, distributors and manufacturers can use to improve service, improve existing products and develop new products.

WHO ARE PRECIS PRINCIPAL CUSTOMERS?

         During the year ended December 31, 1999, 40% of our revenues were received from Entertainment Smart Systems and 60% of our revenues were received from the Bank of America in connection with the Ericsson Stadium installation. During 1998, Bank of America (then NationsBank) in conjunction with the Ericsson Stadium installation and Tangent Associates in conjunction with the St. Louis Blues installation, accounted for

76% and 15% of our total revenues, respectively. As of the date of this report, we do not have a significant ongoing business relationship with Bank of America, Tangent Associates, or Entertainment Smart Systems.

HOW ARE PRECIS PRODUCTS DEVELOPED AND WHAT DO THE PRECIS PRODUCTS OFFER?

         PrecisCache-TM-, PrecisReserve-TM-, Precis Health Card System-TM-, PrecisPersona-TM- and all Precis products in the foreseeable future are object-oriented programming applications. We have a number of products currently in development. Physical access, network/intranet/Internet access, security, identification and recognition applications using smart card technology are expected to be leading areas of industry growth.

         Our products are object-oriented programming computer applications. This methodology allows our engineers and programmers to create sets of reusable components, or building blocks, that may be combined to form a complex system. Our developmental efforts have produced a library of reusable individual software components for a variety of personal computer and smart card devices. Using this extensive collection of software components or building blocks provides:

- a simpler system design, thus reducing system maintenance costs, as well as allowing for the reusability of these building blocks across a wide range of smart card systems;

- the ability to respond rapidly to customers that have specialized smart card needs; and

- the ability to seamlessly integrate our software with all major operating systems, office-management and point-of-sale systems.

         We adhere to a stringent set of development standards in the development of our products. These standards include the following:

- COMPATIBILITY WITH OPERATING SYSTEMS -- We design our software products to be compatible with all major operating systems for the various system architectures. The compatibility of our products is key to market acceptance and provides a distinct advantage.

- MARKET-DRIVEN ENHANCEMENTS AND PRODUCT OFFERINGS -- Our product design and architecture provide flexibility and adaptability to emerging technologies.

- SUPPORT FOR INDUSTRY STANDARDS -- Our development standards include adherence to industry standards as promulgated by the International Standards Organization. We also follow different operating systems standards and recommended configurations when developing each product for those operating systems.

DOES PRECIS HAVE ANY STRATEGIC BUSINESS RELATIONSHIPS?

         We have established formal and informal strategic relationships with a number of companies that are established leaders in their respective industries to establish and maintain technological leadership, realize advantageous product pricing structures and expand our marketing and distribution channels.

         One of these strategic relationships is with Bank of America, formerly NationsBank. Working with NationsBank's Strategic Technologies Group, we received significant support in our efforts with consistent referrals based upon this relationship. Most notable was the selection of the PrecisCache system to replace the stored-value system previously implemented at Ericsson Stadium in Charlotte, North Carolina. That implementation, known as FANCash-Registered Trademark-, was a flagship project of NationsBank that illustrates the strength of its ongoing commitment to smart card technology.

         We were selected by VeriFone (a Hewlett-Packard company), one of the leading providers of transaction automation systems for the payment processing for financial institutions, merchants and consumers, as the testing site for VeriFone's newest smart card point-of-sale device, the Omni 1250 as a part of our Oklahoma State University implementation in February 1997. Additionally, we assisted in the debut of VeriFone's newest smart card product, the Personal ATM, at Demo '97.

WHAT IS PRECIS' BUSINESS STRATEGY AND PLANS FOR FURTHER PRODUCT DEVELOPMENT?

         Our objective is to become a leading provider of smart card solutions across a wide range of applications. Our marketing strategy is to focus on product development and innovation in the area of smart card technology. Our market focus is on smart card applications for consumer situations that necessitate card usage on a weekly or more frequent basis or on an event basis. We have identified the following industries as those best suited to benefit from smart card technology and have begun research and development efforts aimed at meeting perceived needs of these industries:

- HEALTHCARE-- We believe that the healthcare industry, with its millions of participants and voluminous and individualized information and payment requirements, can benefit significantly from smart card technology. Smart cards can be designed to provide patient identification and medical record storage and retrieval, as well as electronic benefit transfers, determination of eligibility and drug interaction information. In an emergency situation, a quick assessment of vital information including allergies, prescriptions and immunizations is critical for effective healthcare delivery. Additionally, patient cards can be used to improve and streamline administrative and billing procedures as well as insurance reimbursement.

- TRAVEL AND ENTERTAINMENT-- The travel and entertainment industry holds great promise with regard to smart card applications. All categories that comprise this market, including air travel, car rentals, movie theaters, sporting events, restaurants, casinos, video stores, sports arenas, hotels and other venues would benefit from a multi-functional card. This is an enormous global market with strong growth predicted for the near future. Business travelers in particular are bogged down by paper-based expense reimbursement. Paper-based reimbursement systems are hampered with the potential for fraud in addition to being costly to administer. Smart cards would enable businesses to more effectively monitor travel and entertainment expenses.

     Smart cards offer solutions in terms of their ability to collect and disseminate data and conduct electronic commerce. Several major airlines have initiated smart card pilot programs that allow ticketless travel, store frequent flier miles and process payments. In a resort setting, a multifunction card allows an individual access to restaurants, shopping, sports and entertainment activities and lodging while keeping track of loyalty points.

- RETAILING-- All types of retailing can be embraced and enhanced with smart card technology. The retail sector encompasses everything from locally owned stores to national department stores. Retailers have been made acutely aware of the value of their contact with the consumer. The key to repeat business is to accurately identify, and then satisfy, customer needs. Smart cards would enable retailers to track customer behavior and base marketing decisions gleaned from this valuable information. This technology can also reduce the risk of fraud, improve inventory management and offer the customer convenience and better service.

- AFFINITY PROGRAMS-- The trend in retail, fund raising and other repeat customer businesses is the move toward customer rewards. This application represents a tremendous opportunity and an explosive growth area, which is virtually untapped. By incorporating a smart card into a traditional point-of-sale application, the retailer will realize complete tracking of all aspects of the sales process including the ability to reward repeat customers with premiums or discounts through the use of a smart card without the traditional computerized infrastructure. Retailers could use the data accumulated to target market areas not being penetrated and focus marketing and advertising costs on those areas.

WHAT ARE THE CURRENT AND FUTURE MARKETS FOR PRECIS' PRODUCTS?

         We believe our early success in several important market niches has positioned us for growth. Our near-term marketing focus is to solidify our market position and use that foundation as a basis for expanding into additional markets. To date our marketing efforts and successful installations have been limited to the arena/stadium, event, and the healthcare markets.

         ARENA/STADIUM MARKET. Within the arena/stadium market there are more than 750 major arenas, stadiums, auditoriums and coliseums in the United States. Aside from professional sports teams associated with those arenas and stadiums, concerts and events constitute a large potential market for our products. Our PrecisCache-TM- card systems and technology have been used in the stadiums and arenas of the Carolina Panthers, Chicago White Sox, St. Louis Blues and Oklahoma State University. For the years ended December 31, 1999 and 1998, approximately $38,000 (60%) and $305,000 (94%), respectively, of our revenues were attributable to this market.

         The PrecisCache-TM- disposable store-value product is an appropriate solution to the need for a convenient and secure cash handling process that we believe will be favorably received by customers. For longer-term needs, enhanced tracking capability and extended identity development potential, companies may utilize the PrecisReserve-TM- reloadable card system. We believe our experience with the Carolina Panthers, Chicago White Sox, St. Louis Blues and Oklahoma State University has established our credibility within this market and will be beneficial in any future discussions with prospects in this market.

         One of our long-term goals is to capitalize on the name recognition and positive association we achieve through our affiliation with professional sports. It is reported that the likelihood of attending a baseball game increases steadily with household income. By 2010 the largest growth area for attendance in Major League Baseball will be in the 45 to 64 year-old population. [Source: Shannon Dortch, "The Future of Baseball," American Demographics, Because baseball is the least expensive game to attend, the same demographic April 1996.] expectations should hold for other major sports, including football, basketball and hockey. We believe that through this marketing channel, we will reach corporate America, our ultimate target audience.

         EVENTS MARKET. There are approximately 10,000 festivals in the United States each year. [Source: Festivals.com LLC, available from http://www.festivals.com.] The scope of these of these festivals ranges from air shows, art, food and music festivals, to state fairs and sporting events. Our experience in the events market is limited to the Main Street Fort Worth Arts Festival and the 1998 PGA Championship (at Sahalee Country Club, Redmond, Washington). For the year ended December 31, 1998, approximately $17,500 (5%) of our revenues were attributable to this market. During 1999, we did not receive any revenue attributable to this market. Although limited, we believe that our experience with these events demonstrates the successful application of the PrecisCache-TM- system.

         One of our significant advantages in the festival-fair market is that the product can be sold profitably and implemented with minimum cost and development effort. Given the large number of festivals that occur each year, the opportunity for steady and reliable cash flows form the sale of this product could be considerable.

         ADVERTISING MEDIUM AND CORPORATE SPONSORSHIP. As an adjunct to our efforts to capture both the arenas-stadiums market and the festivals-fairs market, we are developing a strategy for securing or assisting in the securing of card sponsors-advertisers. In addition to its technological aspects, the uniqueness of the product, the size and personal nature of the card, and the fact that it is carried in an individual's wallet or purse and seen often, make smart cards a very suitable advertising medium. Furthermore, beyond simply the card, sponsor mentions in promotional materials, signage, advertising for the cards and press reports surrounding an event can greatly enhance the value of the card as a sponsorship medium. In many cases, revenues from the sponsorship of the card may simply be used to offset the expenses incurred in implementing the system. This was the case in the "Allsports" series of cards for Oklahoma State University that the Bank of Oklahoma sponsored.

         In the sports market, sponsorships are providing new and significant revenues for franchises and stadiums as well. The smart card may provide another, possibly significant, vehicle for companies to deliver their messages to the public. In the festivals-fairs market, where the audience is a more mass-market group, the opportunity for sponsorship-advertising revenues is also very good. Where a sponsor may spend a significant amount on a single, one-location promotional presentation, a smart card offers a better opportunity for repeated impressions when carried and used for purchases at the event. Many festivals and fairs are financed in part by corporate sponsorships. The smart card simply provides another sponsorship vehicle. As an example, PrimeCo, a sponsor of and in connection with the Main Street Fort Worth Arts Festival, appeared on the smart card. The funds from the sponsorship in part defrayed the cost of implementation of the smart card system for this festival. We are currently developing a sponsorship pricing strategy and contact list for the purpose of enlisting major sponsors in the Company's efforts to approach the sports and arena markets as well as schools, festivals, fairs, and others.

         HEALTHCARE MARKET. Our first market segment focus was in healthcare. We believe that every insurance company, HMO, PPO, hospital association, and independent provider association which serves the United States healthcare market can benefit from the use of a smart card system. Our advantage in this market is based upon our position as the first to provide a healthcare smart card implementation and the experience we gained from it. Currently, there are no hospital associations, HMOs, PPOs, independent healthcare provider organizations and insurance companies using the Precis Health Card System. The opportunity to reduce healthcare costs, improve the quality of healthcare services, and facilitate the payments process makes the use of smart card systems very attractive and viable.

         Although we expect to continue to market smart card systems directly through our management and employees, we intend to obtain the assistance of unrelated third parties to assist our product marketing and to establish strategic marketing alliances and licensing or other arrangements with systems integrators, value-added resellers and other smart card vendors. Fulfillment of product orders and installations will continue to be managed directly by our staff.

WHAT IS THE NATURE AND EXTENT OF PRECIS' COMPETITION?

         The environment within which we operate is intensely competitive and subject to rapid change in general. To maintain or increase our market share position in the smart card industry, we will continually need to enhance our current product offerings, introduce new product features and enhancements, and expand our professional service capabilities. We currently compete principally on the basis of the specialized nature of our products and ability to expeditiously install and implement a smart card system. Our product features and functions facilitate integration with a wide range of operating systems and platforms to insure product quality, ease of use and reliability. We believe we compete favorably in all of these areas.

         Our competitors vary in size and in the scope and breadth of the products and services offered. We may encounter competition from a number of sources, including International Business Machines, Inc., ICL, 3GI, CyberMark, Touch Technology International, Inc., Sun MicroSystems, Inc., Technology @ Work, Bull, Card Europe, Gemplus, Innovatron, Philips Electronics, Aladdin Systems, Pathways Group, Inc., MONDEX, MasterCard, Microsoft, Motorola, Schlumberger, Siemens, DigiCash, Leapfrog, Inc. We compete against numerous, smaller, privately-held companies with fewer resources based on breadth of product features and functionality, as well as larger, publicly-held companies with greater resources and having greater product and market diversification.

         Many of our current and potential competitors, both privately-held and publicly-held, have greater financial, technical, marketing and distribution resources than ours. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the development and distribution of their products. In addition, because there are relatively low barriers to entry in the software marketplace, we expect additional competition from other established or emerging companies as the smart card market continues to expand. Increased competition is likely to result in pricing pressures, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. We also expect that competition will increase as a result of software industry consolidations. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressures we encounter will not materially adversely affect our business, financial condition and results of operations.

DOES PRECIS HAVE ANY LICENSE AGREEMENTS AND INTELLECTUAL PROPERTY RIGHTS?

         We regard our software as proprietary and license our products generally under written license agreements executed by licensees. We also employ an encryption system which restricts a user's access to source codes to further protect our intellectual property. Because our products allow customers to customize their applications without altering source codes, the source codes for our products are typically neither licensed nor provided to customers.

         We have applied for registration of our Precis Health Card System-TM-trademark. Because of inadequate working capital and financial resources, we have not applied for registration of our PrecisCache-TM-, PrecisReserve-TM-, and PrecisPersona-TM- trademarks. We have no patents or patent applications pending. Currently, we rely on a combination of copyright, trademark and trade secret laws to protect our products. We also require employee and third-party non-disclosure and confidentiality agreements. Despite these precautions, it may be possible for unauthorized parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary. We intend to take appropriate measures to register our trademarks.

HOW MUCH DOES PRECIS SPEND ON RESEARCH AND PRODUCT DEVELOPMENT?

         We must continue to make significant investments in research and development to continue development of our smart card technology. Currently, the dynamic nature of the smart card technology industry places large research and development demands on businesses that desire to remain competitive. Competing with larger firms with substantially greater capital resources, we have devoted significant portions of available resources to remain abreast of industry developments and to offer competitive products and services.

         As of December 31, 1999, our product development staff consisted of three employees. Our total expenses for product development and deployment during 1999 and 1998 were $230,828 and $389,586, respectively. Our customers have not borne any portion of our product development and deployment expenses. We anticipate that we will continue to commit substantial resources to product development in the future. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

ARE THE OPERATIONS OF PRECIS SUBJECT TO GOVERNMENT REGULATION?

         Our operations are subject to various federal, state and local requirements which affect businesses generally, including taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances.

         Furthermore, although there may be aspects of our services subject to Regulation E promulgated by the Federal Reserve Board, we believe that most of our services are not subject to Regulation E. Regulation E governs electronic funds transfers made by regulated financial institutions and providers of access devices and electronic fund transfer systems. Regulation E requires written receipt for transactions, monthly statements, pre-transaction disclosures and error resolution procedures. There can be no assurance that the Federal Reserve Board will not require all of our services to comply with Regulation E, or revise Regulation E, or adopt new rules and regulations for electronic funds transfers that could result in an increase in our operating costs, reduce the convenience and functionality of our services and products, possibly resulting in reduced market acceptance and revenues which would have a material adverse effect on our business, financial condition or operating results.

         We believe that current state and federal regulations concerning electronic commerce do not apply to our current product line. However, there is a move towards taxation of Internet use by several states. There are some strategic plans under consideration to conduct commerce on the Internet using our core technology. We have an ongoing regulatory compliance program pertaining to transactions utilizing smart card technology and subscribe to industry watch publications that address regulatory issues.

EMPLOYEES

         As of December 31, 1999, we had a total of eight employees, of which three were employed in sales and marketing, three were employed in product development, one was employed in professional services and customer support, and one was employed in internal operations support. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

              ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

         You should consider the following factors and the matters discussed below and elsewhere in this report when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors

-    will not adversely affect

     -    the market price of our common stock,

     -    our future operations,

     -    our business,

     -    our financial condition, or

     -    our results of operations

-    requiring significant reduction or discontinuance of our operations,

-    requiring us to seek a merger partner or

- requiring us to sell additional stock on terms that are highly dilutive to our shareholders.

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, WE MAY NOT BE ABLE TO SUCCESSFULLY MANAGE OUR BUSINESS OR ACHIEVE PROFITABILITY.

         We are a development stage company. We have a limited operating history upon which you can base your evaluation of our prospects and the potential value of our common stock. Previously, we have engaged principally in research and development of our proprietary smart card technology and software. Accordingly, we have incurred substantial operating losses. We face the uncertainties, expenses, delays and difficulties associated with shifting from development to commercialization and marketing of our smart card products and technologies.

WE HAVE HAD VERY LIMITED REVENUE AND OUR REVENUE GROWTH IS DEPENDENT UPON MARKET ACCEPTANCE OF OUR SMART CARD PRODUCTS.

         During 1999 and 1998, we had total revenues of $63,060 and $322,483, respectively. We have generated limited revenues to date compared to our expenditures. Significant increase in our revenues to achieve profitability is dependent upon market acceptance of our smart card products and systems.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUED LOSSES WHICH WILL INCREASE OUR ACCUMULATED DEFICIT.

         We incurred significant losses from operations resulting in an accumulated deficit at December 31, 1999, of $3,763,749. We will continue to have a high level of operating expenses. We also will be required to make significant expenditures in further development and marketing of our smart card products and systems. Consequently, we anticipate continuing to incur significant and increasing losses in the foreseeable future until the time, if ever, that we are able to generate sufficient revenues to support our development and marketing activities.

WE MAY NOT OBTAIN PROFITABILITY WHICH MAY REQUIRE SUSPENSION OF OUR OPERATIONS, OR REQUIRE US TO SEEK A MERGER PARTNER OR OBTAIN ADDITIONAL EQUITY CAPITAL WHICH MAY BE DILUTIVE TO OUR SHAREHOLDERS.

     We cannot assure you that

-    our smart card products and systems will gain market acceptance,

-    we will be able to successfully implement our business strategy, or

- we will be able to generate meaningful revenues or achieve profitable operations.

If we do not achieve or sustain profitable operations, we could be required to reduce significantly or suspend our operations, including research and development activities, seek a merger partner or sell additional securities on terms that are highly dilutive to our shareholders.

BECAUSE OUR PRODUCTS ARE BASED ON SMART CARD TECHNOLOGY, WE LACK PRODUCT AND REVENUE SOURCE DIVERSIFICATION; THEREFORE, OUR BUSINESS SUCCESS AND PROFITABILITY ARE TOTALLY DEPENDENT UPON MARKET ACCEPTANCE OF OUR SMART CARD PRODUCTS.

         Our smart card products and technology are expected to provide most if not all of our sales and revenues in the foreseeable future. Our operating results will therefore depend on

- continued and increased market acceptance of our smart card products and technology and

- our ability to modify our products and technology to meet the needs of our customers.

Any reduction in demand for, or increasing competition with respect to, these products will result in loss of the potential for revenue from smart card sales. This lack of revenues will adversely affect potential profitability, may result in additional losses, increase our accumulated deficit, and possibly result in discontinuance of our operations.

SO FAR THE MARKETING AND MARKET ACCEPTANCE OF OUR SMART CARD TECHNOLOGY IS VERY LIMITED; THEREFORE MARKET ACCEPTANCE OF OUR PRODUCTS AND TECHNOLOGY ON A BROAD BASIS IS UNPROVEN.

         Market acceptance of our smart card products and technology requires convincing governmental authorities, commercial enterprises and other potential system sponsors or users to adopt a smart card system. It will be necessary for the smart card system to be used instead of magnetic stripe card and paper-based systems, and would change the way traditional transaction and information processing tasks are accomplished.

         Due to the large capital and infrastructure investment made by debit and credit card issuers and significantly lower costs associated with the use of magnetic stripe cards, there is no assurance that our smart card technology will be economically viable for a sufficient number of sponsors and users. Consequently, potential system sponsors or users may be reluctant to convert to smart card technology. Accordingly, there is no assurance that significant market opportunities will develop for smart card systems in the United States or that the acceptance of smart card-based systems in other countries will be sustained.

ERRORS IN OUR SOFTWARE PRODUCTS MAY ADVERSELY AFFECT MARKET ACCEPTANCE OF OUR PRODUCTS.

         Our software products may contain errors or failures when installed, updated or enhanced. There is no assurance that, despite testing, errors will not be found in our products after the delivery. If errors occur, these errors or failures may result in loss of or delay in market acceptance.

BECAUSE WE DO NOT MANUFACTURE SMART CARD HARDWARE, WE ARE DEPENDENT UPON INDEPENDENT THIRD PARTIES FOR THE MANUFACTURE AND SUPPLY OF THE SMART CARD HARDWARE.

         We obtain all of the hardware components utilized in conjunction with our smart card software technology from manufacturers and suppliers. We believe that these components are generally available from several suppliers. We do not, however, have any long-term supply contracts. Also, although a component may be available from more than one supplier, we could incur delays in switching suppliers, which could result in loss or delay of sales and reduced revenues, thus having an adverse effect on results of operations.

IF WE DEVELOP MARKETS FOR OUR PRODUCTS INTERNATIONALLY, WE WILL BE CONFRONTED WITH THE LEGAL, FINANCIAL AND MANAGEMENT CHALLENGES OF FOREIGN OPERATIONS WHICH MAY BE BEYOND OUR ABILITY TO SUCCESSFULLY MANAGE.

         We intend to market our smart card technology in Mexico and Canada. In order to successfully expand internationally, we will be required to establish foreign operations and hire additional personnel. This will require significant management attention and financial resources and could materially adversely affect our operating margins and profitability, especially if such operations are not profitable. International sales and operations are subject to numerous risks, including:

- unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers,

-    difficulties in staffing and managing foreign operations,

-    difficulties in protecting intellectual property rights,

-    longer payment cycles and problems in collecting accounts receivable,

-    political instability,

- fluctuations in currency exchange rates and implementation of foreign exchange controls, and

-    potentially adverse tax consequences.

We provide no assurance that one or more of these factors will not have a material adverse effect on our future international operations which may affect our ability to sell and distribute our products and, consequently, on our business, financial condition and results of operations.

AS PART OF OUR MARKETING, IF GOVERNMENT CONTRACTS ARE OBTAINED, WE WILL BE EXPOSED TO THE SPECIAL RISKS ASSOCIATED WITH GOVERNMENT CONTRACTS.

         As part of our strategy, we may market our smart card systems to government agencies in the United States and internationally. In this event, we will become subject to the special risks including

-    delays in funding,

-    lengthy review processes for awarding contracts,

-    non-renewal, delay or termination at the convenience of the government,

- reduction or modification of contracts in the event of changes in the governmental policies or as a result of budgetary constraints, and

-    increased or unexpected costs.

Any or all of the foregoing could have a material adverse effect on the profitability of these contracts and consequently our business, financial condition and results of operations.

         Furthermore, we may also be required to obtain any potential government contracts through the competitive bidding process. The competitive bidding process is typically lengthy and often results in the expenditure of financial and other resources in connection with bids that are not accepted.

BECAUSE OUR SMART CARD PRODUCTS AND TECHNOLOGY ARE OUR SOLE SOURCE OF REVENUES, OBSOLESCENCE OF OUR TECHNOLOGY AND PRODUCTS WILL RESULT IN LOSS OF REVENUE SOURCE AND MAY REQUIRE US TO DISCONTINUE OPERATIONS.

         The computer application software market is subject to

-        rapid technological change,

-        frequent new product introductions, and

-        evolving technologies and industry standards

that may render our products and technology obsolete.

         Furthermore, our product research and development efforts are subject to the risks

- that our products and systems will satisfactorily perform the functions for which they are designed,

- that our products and systems will meet applicable price or performance objectives, or

- that unanticipated technical or other problems will occur which would result in increased costs or material delays in development.

         Because of the rapid pace of technological change in the application software industry, any developed market position in the smart card industry or other markets that we may enter could be eroded rapidly by product advancements. Our software applications rely primarily on internally developed software tools and applications. If alternative software development tools and applications were to be redesigned and generally accepted in the marketplace, we could be at a competitive disadvantage relative to companies employing alternative developmental tools and applications. Our smart card products and systems must

-        keep pace with technological developments,

-        conform to evolving technologies and standards, and

-        address increasingly sophisticated client needs.

We can not provide any assurance that

- we will have sufficient resources to make the necessary research and development investments,

- we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products,

- the new products and product enhancements will meet the requirements of the marketplace and achieve market acceptance, or

-        our current or future products will conform to industry requirements.

If our products and technology become obsolete, we will required to develop alternative sources of revenues or discontinue operations which would result in loss of our shareholders' investment in our common stock.

BECAUSE OUR MARKETING EXPERIENCE IS VERY LIMITED AND OUR REVENUE GROWTH AND POSSIBLE PROFITABILITY IS DEPENDENT UPON MARKET ACCEPTANCE OF OUR SMART CARD TECHNOLOGY, OUR BUSINESS PLAN IS NOT PROVEN AND MAY BE UNSUCCESSFUL.

         The successful implementation of our business plan will be largely dependent on the effectiveness of our efforts to market our smart card technology. This will depend on our ability to

- enter into marketing and licensing or other arrangements on a timely basis and on favorable terms;

- establish satisfactory arrangements with sales representatives and marketing consultants;

- hire and retain skilled management as well as financial, technical, marketing and other personnel;

- manage successfully our growth (including monitoring operations, controlling costs and maintaining effective quality, inventory and service controls); and

-        obtain adequate financing when and as needed.

There is limited information available concerning the performance of our technologies or market acceptance of our products. We provide no assurance that

-        we will be successful in implementing our business plan,

- unanticipated expenses or problems or technical difficulties will not occur which would result in material implementation delays, or

- we will have sufficient capacity to satisfy any increased demand for our smart card products and technologies resulting from implementation of our plan of operation.

OUR EXECUTIVE OFFICERS AND DIRECTORS DO NOT HAVE COMPUTER SOFTWARE AND SMART CARD DEVELOPMENT TECHNOLOGY EXPERIENCE.

         Our smart card software technology has been developed by our engineering and software technology personnel. Our executive officers and directors have not written or developed our software technology and lack computer software and smart card development technology experience.

WE MAY HAVE A NEED FOR ADDITIONAL CAPITAL RESOURCES TO CONTINUE OUR OPERATIONS AND THE TERMS OF THE ADDITIONAL CAPITAL MAY BE DETRIMENTAL TO OUR SHAREHOLDERS.

         Our capital requirements have been and will continue to be significant. Our future capital requirements will depend on many factors. These factors include

-        our debt repayment history,

-        the extent and timing of acceptance of our products,

-        the progress of our research and development,

-        the cost of increasing our sales and marketing activities,

-        our operating results, and

-        the status of competing products.

Also, further development of our smart card products to meet the requirements and specifications of a particular customer may require significant investment in research and development. This investment may be much in advance of the actual installation and commencement of revenues from the installation.

         We cannot accurately predict our timing or amount of capital requirements. If and when needed, we may not be able to obtain additional capital resources or if available the additional capital will be on terms satisfactory or advantageous to our shareholders. If needed, our inability to obtain additional financing could require significant reduction or suspension of our operations, including our research and development activities, or require us to seek a merger partner both of which could result in significant losses to our shareholders. Alternatively, we may sell additional shares of our stock on terms that are dilutive to our shareholders and superior to the rights of our shareholders.

BECAUSE THE PERIOD FROM INITIATION TO COMPLETION OF A SALE AND INSTALLATION IS LENGTHY, WE MAY HAVE FLUCTUATIONS IN REVENUE, WHILE MOST OF OUR OVERHEAD COST ARE FIXED, WHICH MAY RESULT SIGNIFICANT FLUCTUATIONS IN OF OUR RESULTS OF OPERATIONS FROM PERIOD TO PERIOD.

         The purchase of a smart card system generally involves a significant commitment of capital with attendant delays frequently associated with large capital expenditures and implementation procedures within an organization. Accordingly, our product sales cycle varies by customer and industry, and may extend for periods of 12 months or more. Also, our sales cycles are subject to

-        customers' or clients' budgetary constraints,

-        internal acceptance reviews,

-        competition,

- hardware and software vendors' inability promptly to provied quality products and services,

-        technological factors, and

-        market acceptance.

We have limited or no control of these risks. Because we determine our expenditure levels in advance of each quarter, our ability to reduce costs quickly in response to an unforeseen revenue shortfall is limited. Therefore,

- our quarterly operating results are likely to vary significantly in the future,

- period-to-period comparisons of our results of operations may not necessarily be meaningful, and

- in any event, period-to-period comparisons may not be indicative of future performance.

It is also likely that in some future quarter our operating results will be below the expectations of public market analysts and investors, which, in turn, could have a severe adverse effect on the price of our common stock.

BECAUSE WE ARE MOVING FROM DEVELOPMENT INTO MARKETING OF OUR SMART CARD TECHNOLOGY, AS WE GROW, WE MAY NOT BE ABLE SUCCESSFULLY TO MANAGE OUR GROWTH.

         If we experience substantial growth, this growth will

-        challenge our management and operating resources,

- require us to hire more technical, sales and marketing, support and administrative personnel,

-        require us to expand customer service capabilities, and

-        require us to expand management information systems.

There can be no assurance that we will

- attract and retain the necessary personnel to accomplish our growth strategies or

- not experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion or to satisfactorily support our customers.

If we are unable to manage growth effectively, expected levels of product sales and revenues may not be obtained or maintained. If this happens our results of operations will be materially and adversely affected.

BECAUSE THE COMPETITION FOR QUALIFIED EMPLOYEES IS INTENSE, WE MAY NOT BE ABLE TO ATTRACT, MOTIVATE AND RETAIN PERSONNEL WITH THE SKILLS AND EXPERIENCE NEEDED TO SUCCESSFULLY MANAGE AND GROW OUR BUSINESS AND OPERATIONS.

         Our success and growth will continue to depend in large part on our ability to attract and retain talented and qualified employees, including highly skilled management personnel. Competition in the recruiting of highly-qualified personnel is intense. We may experience difficulty in recruiting talented and qualified employees, particularly for further development of out smart card technology. We provide no assurance that we will hire, motivate and retain personnel with the skills and experience needed to successfully manage our business and operations.

WE HAVE MANY COMPETITORS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH MAY LEAD TO LACK OF REVENUES AND DISCONTINUANCE OF OUR OPERATIONS.

         We compete with numerous well-established companies that design, manufacture and/or market smart card systems. Some of our competitors may be developing technologies or products that are functionally similar or superior to our products. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us. They may also have established reputations relating to the design, development, marketing and service of smart card systems.

         Due to competitive market forces, we may experience price reductions, reduced gross margins and loss of market share in the future, any of which will result in decreases in sales and revenues. These decreases in revenues will adversely affect our business and results of operations and could lead to discontinuance of operations. There can be no assurance that

-        we will be able to compete successfully,

- our competitors will not develop technologies or products that render our products obsolete or less marketable, or

- we will be able to successfully enhance our products or develop new products and technologies when necessary.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND MAY BECOME LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS.

         Protection of our smart card software technology is critical to our business. In protection of our software, we rely

- on our customer and sponsor license agreements which contain provisions protecting against the unauthorized use, copying and transfer of our licensed software, and

- on a combination of trade secret, copyright and trademark laws, and non-disclosure agreements.

There is no assurance that these measures are adequate to protect our proprietary technology.

         There is no assurance that a claim will not be asserted against us for violating the person's technology property rights. If properly asserted or not, we may enter into royalty arrangements, engage in extensive and costly litigation, or cease in further marketing our products. Furthermore, the intellectual property issues relating to our products in general have not been addressed by judicial authorities in many instances.

         Our product sales and revenues, and business may be adversely affected by unauthorized copying or duplication of our software or by infringement claims. Reduced product sales and revenues or increased expenses will adversely affect our results of operation and financial condition.

WE MAY ISSUE ADDITIONAL COMMON STOCK AT PRICES AND ON TERMS DETERMINED BY OUR BOARD OF DIRECTORS WITHOUT YOUR CONSENT OR APPROVAL.

         We will have approximately 5,400,000 shares of our common stock and 2,000,000 shares of preferred stock available for issuance. We have the right to offer these shares at an offering price to be determined in sole discretion of our board of directors. The sale of these shares may result in substantial dilution. Also the preferred stock may have rights superior to those of our common stock, which may adversely affect the market price of our common stock.

IT IS DIFFICULT FOR A THIRD PARTY TO ACQUIRE US DUE TO PROVISIONS IN OUR CHARTER, BYLAWS AND OKLAHOMA LAWS, WHICH MAY PREVENT THE EFFECTS OF A POSSIBLE TAKEOVER FROM BEING REFLECTED IN THE MARKET PRICE OF OUR COMMON STOCK.

         Provisions of our certificate of incorporation and the Oklahoma corporate law may make it difficult to effect a change in shareholder control and to replace our incumbent management. Also, these provisions may limit the price that a person will pay in the future for our common stock. Furthermore, our certificate of incorporation authorizes us to issue preferred stock in classes or series. Our board of directors is authorized to set and determine voting, redemption and conversion rights and other rights related to the class or series of preferred stock. In some circumstances, the preferred stock could be issued to prevent a merger, tender offer or other takeover attempt that our board of directors opposes. All of these things may affect the market price of our common stock should a takeover rumor develop or an actual takeover attempt occur.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our executive offices are located at 2500 McGee Street, Suite 147, Norman, Oklahoma. These offices consist of approximately 500 square feet and are occupied under a month-to-month lease requiring monthly rental payments of $600. Our operations offices are located at 11032 Quail Creek Road, Suite 108, Oklahoma City, Oklahoma. These offices consists of approximately 3,150 square feet and are occupied under a month-to-month unwritten lease requiring monthly rental payments of $2,229. We consider the space in which our offices are occupied to be adequate for our current needs. In the event we are required to relocate our office upon termination of the existing leases, we believe other office space is available under favorable leasing terms in the Oklahoma City and Norman areas.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote of our security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market and is quoted on Nasdaq SmallCap Market System under the symbol PCIS and is listed on The Boston Stock Exchange under the symbol PCI. Prior to February 9, 2000, there was no public trading market for our common stock. On April 11, 2000, the closing sale price of the Common Stock as quoted on Nasdaq SmallCap Market was $5.50. On April 11, 2000, there were approximately 720 holders of our common stock.

         The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by

-        variations in quarterly operating results,

-        changes in earnings estimates by analysts,

- developments in the computer software industry generally and more particularly the smart card industry and the industries served thereby,

- adverse earnings or other financial announcements of our customers or clients,

- announcements and introductions of product or service innovations or new contracts by us or our competitors, and

-        general stock market conditions.

         If we fail to meet the minimum requirements, our common stock will be delisted by Nasdaq and Boston Stock Exchange and will become tradable on the over-the-counter market, which will adversely affect the sale price of our common stock. In order to continued inclusion of our common stock on Nasdaq and the Boston Stock Exchange minimum listing requires must be met. In the event these minimum requirements for inclusion are not met, our common stock

- will be delisted and no longer included on the Nasdaq SmallCap Market and Boston Stock Exchange,

-        will then be traded in the over-the-counter market, and

-        may become subject to the "penny stock" trading rules.

The over-the-counter market is volatile and characterized as follows:

- the over-the-counter securities are subject to substantial and sudden price increases and decreases,

- at times the price (bid and ask) information for the securities may not be available,

- if there is only one or two market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces, and

- the actual sale price ultimately obtained for a block of stock may be substantially below the quoted bid price.

Consequently, the market price of our common stock will be adversely affected if it ceases to be included on the Nasdaq SmallCap Market and Boston Stock Exchange.

         If our common stock is delisted from the Nasdaq SmallCap Market and the Boston Stock Exchange and does not trade on another national securities exchange, our common stock may become subject to the "penny stock" rules. A "penny stock" is generally a stock that

-        is only listed in "pink sheets" or on the NASD OTC Bulletin Board,

-        has a price per share of less than $5.00 and

-        is issued by a company with net tangible assets less than $2 million.

The penny stock trading rules will impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase or sale of a penny stock. Required compliance with these rules will

- materially limit or restrict the ability to resell our common stock, and

- the liquidity typically associated with other publicly traded stocks may not exist.

DIVIDEND POLICY

         Our dividend policy is to retain our earnings, if any, to support the expansion of our operations. Our board of directors does not intend to pay cash dividends on the common stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our board of directors.

1999 PRIVATE PLACEMENT OFFERING

         In July 1999, we completed our private offering of 300,000 shares of our common stock for $2.00 per share. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission and applicable state securities laws. The common stock was purchased by 36 individuals, corporations and trusts for gross proceeds of $600,000, each of which was an "accredited investor" within the meaning of Rule 501(a). The common stock was offered and sold by Barron Chase Securities, Inc. Barron Chase received sales commissions of $60,000 ($.20 per share) and a non-accountable expense allowance of $18,000 ($.06 per share) per share. The net proceeds of this offering were approximately $475,000 ($1.58 per share) after deduction of our other offering costs.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The results of our operations as discussed below are not necessarily indicative of our operations following completion of the offering.

RESULTS OF OPERATIONS

         The following table sets forth selected results of our operations for the years ended December 31, 1999 and 1998. We took the information from our financial statements appearing elsewhere in this report.





                                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                                         ------------------------------------------
                                                                                 1999                  1998
                                                                         --------------------  --------------------
                                                                           AMOUNT    PERCENT     AMOUNT    PERCENT
                                                                         ---------   --------  ---------   --------
Product and service revenues..........................................   $  63,060      100 %  $ 322,483     100  %
                                                                         ---------   ------    ---------    ----
Operating expenses:
 Product deployment and research
  and development...................................................       230,828      366      389,586     121
 Sales and marketing.................................................      163,712      260      147,411      46
 General and administrative..........................................      382,764      607      399,756     124
                                                                         ---------   ------    ---------    ----
  Total expenses....................................................       777,304    1,233      936,753     290
                                                                         ---------   ------    ---------    ----
  Operating loss....................................................      (714,244)  (1,133)    (614,270)   (190)
                                                                         ---------   ------    ---------    ----
Other expenses (income):
 Interest expense....................................................       79,261      126       59,196      18
 Interest income.....................................................         --         --       (2,136)     (1)
                                                                         ---------   ------    ---------    ----
                                                                            79,261      126       57,060      18
                                                                         ---------   ------    ---------    ----

Net loss - deficit accumulated during
 development stage...................................................    $(793,505)  (1,258)%  $(671,330)   (208)%
                                                                         =========   ======    =========    ====





COMPARISON OF 1999 AND 1998

         Revenue during 1999 decreased $259,423, an 80% decrease, to $63,060 from $322,483 during 1998. This decrease was attributable to our lack of financial resources to support marketing of our products during 1999. Consequently, we did not replace the revenue from implementation of the PrecisCache-TM- system for the 1998 PGA Championship and the Kiel Center Arena, home of the National Hockey League's St. Louis Blues, during 1998. In addition, during 1999 we completed the initial installation and implementation of our smart card system in Ericsson Stadium. Our 1998 revenue from this installation was $251,483, which included our cost of smart cards and computer hardware of $86,424. In comparison, during 1999 we had revenue of $38,060 from this installation. Typical of a installation like the Ericsson Stadium installation, we furnish third-party manufactured hardware. Accordingly, our revenue from these installations include the sales of the installed hardware. Following initial installation, we may continue to sell additional smart cards as part of the installation, but we do not typically have continuing significant hardware sales associated with the installation. During 1999, we did not complete an installation comparable to that of the Ericsson Stadium, which we believe was principally due to our inadequate financial resources to support marketing efforts.

         Operating expenses during 1999 decreased $159,449 to $777,304 from $936,753 during 1998. Decreases in general and administrative and sales and marketing expenses and product deployment and research and development costs were offset by an increase in sales and marketing expenses. decrease in product deployment and research and development costs. The $158,758 decrease in product deployment and research and development costs to $230,828 during 1999 from $389,586 during 1998 was primarily attributable to a decrease in product deployments costs associated with the decrease of product and service revenue during 1999 compared to 1998. Product deployment costs in 1998 included the costs of implementation of the PrecisCache-TM- system for the 1998 PGA Championship and the Kiel Center Arena and the maintenance in 1998 of the Chicago White Sox project test that was implemented for the 1997 and 1998 seasons. Also, general and administrative expenses decreased to $16,992 to $382,764 during 1999 from $399,756 during 1998. The decrease in general and administrative expenses was attributable to the decrease in depreciation expense. Offsetting the decrease in product deployment and research and development costs and general and administrative expenses, sales and marketing expenses increased $16,301 to $163,712 during 1999 from $147,411 during 1998. This increase was attributable to the continued focus on marketing activities. We incurred operating losses of $714,244 and $614,270 during 1999 and 1998, respectively. The $99,974 increase in 1999 operating loss was attributable to the decrease in product and service revenues.

         Other expenses (income) increased by $22,201 or 39% to a net expense of $79,261 during 1999 from $57,060 in 1998. This increase was principally due to the increase in interest expense, which increased from $59,196 during 1998 to $79,261 during 1999. The increase in interest expense was attributable to increase in our outstanding debt during 1999 compared to 1998. During 1999 we had a $793,505 net loss, while during 1998 we had a net loss of $671,330, an increase of $122,175.

PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

           We have historically used stock options to retain and compensate our officers, directors, employees and others. During 1998, we granted stock options for the purchase of our common stock to our officers, directors, employees and others. In accordance with Accounting Principles Board Opinion No. 25, the compensation cost of these stock options is not recognized in our financial statements. The outstanding stock options granted in 1998 had an estimated fair value at the date of grant of the options of $116,278, utilizing the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. After giving effect to the estimated fair value of these options, during 1998, we had a pro forma net loss of $787,608 ($0.66 per common share).

RECENTLY ANNOUNCED ACCOUNTING PRONOUNCEMENTS

         In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), which supercedes Statement of Position 91-1, Software Revenue Recognition. SOP 97-2 focuses on when and the amount of revenue that should be recognized for licensing, selling, leasing or otherwise marketing computer software and is effective for transactions enter into in fiscal years beginning after December 15, 1997. In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-4, Deferral of the Effective Date of Provision of SOP 97-2, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-4"). SOP 98-4 defers for one year specific provision of SOP 97-2. In December 1998, the Accounting Standards Executive Committee issued Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions ("SOP 98-9"). SOP 98-9 also amended specific provisions of SOP 98-4 through fiscal years beginning on or before March 15, 1999. We believe that the adoption of SOP 97-2, as amended, will not have a material effect on our financial position and results of operations.

INCOME TAX PROVISION (BENEFIT)

         Statement of Financial Accounting Standards 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. At December 31, 1999 and 1998, we had the benefit of net operating loss carryforwards of $980,000 and $743,300, respectively. The tax benefit was attributable to the net operating loss carryforwards of approximately $2,450,000 which if not realized, will expire at various dates through 2015. The cumulative net deferred tax asset at December 31, 1999, after the valuation allowance, had no value.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed operations and capital expenditures through private placements and sales of debt and equity securities together with cash from operations and loans from shareholders. At December 31, 1999, we had a deficit working capital of $1,198,107. In February 2000, we completed our initial public offering and from the sale of 1,150,000 shares of our common stock we received net proceeds of approximately $5,675,000. Prior to completion of our initial public offering, other than possible loans from our shareholders and the proceeds of the offering, we did not have any capital resources other those provided by operations. At December 31, 1999, the aggregate outstanding principal balance of the shareholder loans was $329,643 bearing interest at 15% to 25% per annum, with maturity dates 30 days following completion of the offering. In 1997, 1998 and 1999, we were unable to borrow funds from lending institutions because of our lack of revenues and accordingly apparent inability to repay. To obtain funds for continuing operations during these years, two of our shareholders loaned us substantial amounts. Based upon our financial condition and results of operations, these shareholders demanded the 25% per interest rate, which our board of directors approved, concluding that we did not have any other capital resources alternative sources. On September 30, 1998, the holder of $50,000 of these shareholder loans did not agree to reduce the interest rate from 25% to 15%. In February 2000, these shareholder loans were paid in full from the proceeds of our initial public offering.

         At December 31, 1999, we were in default in the payment of $277,522 of our long-term debt. This debt bears interest at 10% per annum. We paid this debt in full from the proceeds of our initial public offering.

         We have a $50,000 line of credit with Stillwater National Bank of Oklahoma City maturing on June 28, 2000, which is collateralized by our business assets. The outstanding principal balance of this loan bears interest at bank's prime rate plus 1% (or 9.5% at December 31, 1999). There was no balance outstanding on this loan at December 31, 1999.

         Operating activities for the year ended December 31, 1999, used net cash of $444,671 as the result of a net loss of $793,505, reduced by depreciation of $75,523 and increased by changes in inventory, accounts payable and accrued liabilities of $273,311. In 1998, our operating activities used net cash of $420,674 as the result of the net loss of $671,330, offset by depreciation of $103,594, a decrease in inventory of $34,123, and an increase in accounts payable and accrued liabilities of $112,939. During 1999 and 1998, we used cash of $14,793 and $7,537, respectively, for investing activities by purchase of property and equipment. During 1999 and 1998, net cash provided by financing activities was $481,002 and $426,505, respectively. During 1999 we sold 300,000 shares of our common stock for gross proceeds of $600,000 (net proceeds of approximately $475,000) and borrowed $226,643 on a short-term basis. During 1999, we paid overdraft and long-term debt of $75,832. During 1998, we sold our preferred stock for net proceeds of $601,199, borrowed on a short-term basis $78,000 and had a book overdraft of $27,513. Also, during 1998, we made long-term debt reduction of $280,127.

         We currently have no commitments for capital expenditures in material amounts. We believe that our existing cash and cash from operations will be sufficient to fund our operations for more than the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

         In February 2000, we completed our initial public offering with the sale of 1,150,000 shares of our common stock and received net proceeds of approximately $5,675,000. Our business plan is to use more than $2.7 million of the net proceeds from this offering to market our products and technology. We believe that through our marketing efforts we will obtain significant revenue growth and obtain profitability. Historically, we have devoted our financial resources principally to development of our smart card technology. We believe that with the net proceeds of the offering, we will have the financial resources to develop market acceptance of our smart card technology. However, there is limited information available concerning the performance of our technologies or market acceptance of our products. Also, our marketing experience is very limited. Thus, we provide no assurance that

-         we will be successful in implementing our business plan or

- unanticipated expenses or problems or technical difficulties will not occur which would result in material implementation delays, or

- we will have sufficient capacity to satisfy any increased demand for our smart card products and technologies resulting from implementation of our plan.

Any one of these will adversely affect our ability to become profitable.

FORESIGHT, INC. MERGER AGREEMENT

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc., entered into an Agreement and Plan of Merger with Foresight, Inc., an Oklahoma corporation. Under this agreement, Foresight will merge with and into our subsidiary. In connection with this merger, we will issue to the shareholders of Foresight one share of our common stock for each dollar of the greater of (i) the income before income tax expense of Foresight during 1999 or (ii) our and Foresight's combined or consolidated income before income tax expense during each of 2000 through 2002. We expect to issue and deliver 500,000 shares of our common stock at closing of this merger; however, if Foresight's income before income tax expense is less than $450,000, the number of shares to be issued and delivered at closing will be reduced for each dollar this income is less than $500,000. Also, we will issue and deliver at closing 166,667 shares of our series A convertible preferred stock. This preferred stock has a stated value of $12.00 per share and provides for annual dividends of $1.44 per share, payable quarterly. Also, each share of this preferred stock is convertible, at the holder's option, into one share of our common stock. The closing is subject to completion of the audited financial statements of Foresight for 1999 and 1998, and there not being any adverse material differences in the unaudited and audited balance sheet and statement of income of Foresight at December 31, 1999, and for the year then ended. Also, closing of the merger is subject to approval by our shareholders.

         In connection with this merger, we have agreed to grant Barron Chase Securities, Inc. stock options exercisable for the purchase of 200,000 shares of our common stock for $9.37 per share. These options will be exercisable through June 30, 2003.

ITEM 7.  FINANCIAL STATEMENTS

         Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

         There have been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

                                PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLLED PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and the number as our board of directors may determine by resolution or election. Our board of directors currently consists of five members.




                 Name                                        Age         Position
--------------------------                                   ---         --------
Kent H. Webb, M.D.(1)(2)...............................      43          Chairman of the Board

Larry E. Howell(1).....................................      54          Chief Executive Officer and Director

Donald (Dan) A. Cunningham.............................      56          President and Chief Operating Officer
                                                                         and Director

Mark R. Kidd(2)........................................      33          Chief Financial Officer and Controller
                                                                         and Secretary

Lyle W. Miller.........................................      56          Director

Michael E.  Dunn(2)....................................      53          Director



--------------------------

(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         The following is a brief description of the business background of our executive officers, directors and nominee directors:

         KENT H. WEBB, M.D., a founder of Precis, has served as Chairman of the Board since June 1996 and was a member or general partner of our predecessors Advantage Data Systems, Ltd. and Medicard Plus - ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company.

         LARRY E. HOWELL became one of our directors in January 1999 and became Chief Executive Officer in August 1999. until July 1999, Mr. Howell was employed by Laboratory Specialists of America, Inc. and served as President and Chief Operating Officer, and a Director until December 7, 1998. Laboratory Specialists of America, Inc. is engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O'Gara Company by merger. Mr. Howell served as a Director, President and Treasurer of Vantage Capital Resources, Inc. from March 1996 until its merger with The Vialink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The Vialink Company until October 14, 1996. Since January 1982, Mr. Howell as the sole proprietor of Howell and Associates provides consulting services principally related to corporate acquisitions and mergers.

         DONALD (DAN) A. CUNNINGHAM became one of our Directors in 1996 and became President and Chief Operating Officer in August 1999. During 1998 and 1997 Mr. Cunningham served as President and Chief Executive Officer of The Smart Card Industry Association. Before that position, he served as Senior Vice President of Business Development of Phoenix Planning & Evaluation, Ltd. Phoenix is one of the premier consulting firms in the United States providing strategic planning and technical assistance to the banking industry, government agencies, and healthcare and transportation industries. Mr. Cunningham served as President and Chief Executive Officer of Gemplus Card International Corp., the United States subsidiary of French-owned Gemplus SA, from 1993 to 1996. Before joining Gemplus, Mr. Cunningham held positions at Micro Card Technologies, Inc., Recognition Equipment, Inc. and the NCR Corporation.

         MARK R. KIDD became our Chief Financial Officer and Controller and Secretary in August 1999. Mr. Kidd is also Executive Vice President of Foresight, Inc., a privately-held company that provides various marketing services. Mr. Kidd began serving as President of PaceCo Financial Services, Inc. and President of Unifin Inc. in March 1998, both are privately-held companies that provide various financial services. From January 1997 until March 1998, he served as Senior Vice President and Chief Financial Officer of Republic Bank of Norman. From May 1988 through 1996, Mr. Kidd was employed by the public accounting firm of Arthur Andersen LLP. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in Accounting from Southern Methodist University in accounting.

         LYLE W. MILLER, began serving as one of directors on November 29, 1999. For more than the past five years, Mr. Miller has been the President and a Director of McMiller Holding Company, Northern Leasing & Sales, Inc., and Northern Connections, Inc., each a is privately-held company engaged in the real estate business, a partner of MahMill Acres, a privately-held real estate development partnership, President and Director of Servco Incorporated, a privately-held sales company, Lansing Ice & Gymnastic Center, Inc., a privately-held company operating the Lansing Ice & Gymnastic Center, and Landings Restaurant, Inc., a privately-held company operating the Landings Restaurant. In addition, Mr. Miller is a Director of Capitol Bancorp Limited, a publicly-held bank holding company. Mr. Miller received a Bachelor of Business Administration from Michigan State University.

         MICHAEL E. DUNN became a one of our directors in January 1999. Mr. Dunn has been a member, shareholder and the President of Dunn Swan & Cunningham, A Professional Corporation, since February 28, 1995. From August 1994 until December 7, 1998, when acquired by The Kroll-O'Gara Company, Mr. Dunn served as a Director of Laboratory Specialists of America, Inc., a forensic drug testing company. From April 1980 to January 1995, he was a member, shareholder and Director of the law firm of Zrenda Dunn & Swan, A Professional Corporation (formerly Bright Zrenda & Dunn), in Oklahoma City, Oklahoma, and President from April 1992 until January 1995. He has been the owner of the Woodlake Racquet Club, a recreational athletic club, since 1981. Mr. Dunn was graduated from the University of Oklahoma College of Law in 1972, and holds a B.B.S. in accounting and pursued graduate studies at the University of Oklahoma.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation during 1999, 1998 and1997, paid or accrued, of Larry E. Howell, our President and Chief Executive Officer. Mr. Howell became our President and Chief Executive Officer in August 1999 and accordingly during 1998 and 1997 did not receive any compensation. None of our executive officers received compensation in excess of $100,000 during these years.



                                            SUMMARY COMPENSATION TABLE

                                                                                                    LONG-TERM
                                                                                                    COMPENSATION
                                                                                                      AWARDS
                                                                                                   ------------
                                                                          ANNUAL COMPENSATION(1)   COMMON STOCK
                                                                          ----------------------    UNDERLYING
NAME AND PRINCIPAL POSITION                                        YEAR    SALARY(2)    BONUS(3)     OPTIONS
---------------------------                                        ----   ----------    --------   ------------
James Lout(4)....................................................  1999     $46,108     $  --             --
 President and Chief Executive Officer                             1998     $64,000     $  --           17,241
                                                                   1997     $74,000     $  --             --
Larry E. Howell..................................................  1999     $15,000     $  --             --
 President and Chief Executive Officer                             1998     $  --       $  --             --
                                                                   1997     $  --       $  --             --



------------------------

(1) The named executive officer received additional non-cash compensation, perquisites and other personal benefits; however, the aggregate amount and value thereof did not exceed 10% of the total annual salary and bonus paid to and accrued for the named executive officer during the year.
(2) Dollar value of base salary (both cash and non-cash) earned during the year.
(3)      Dollar value of bonus (both cash and non-cash) earned during the year.
(4) Mr. Lout served as our President and Chief Executive Officer beginning in June 1996 until mid-August 1999. As a result of Mr. Lout's employment termination, 26,819 unexercisable stock options granted to Mr. Lout expired or terminated without exercise.

         AGGREGATE STOCK OPTION EXERCISE AND YEAR-END AND OPTION VALUES. The following table sets forth information related to the number of options exercised in the year ended December 31, 1999, and the value realized by each executive officer named in the Summary Compensation Table, as well as, information related to the number and value of options held by them at December 31, 1999. During the year ended December 31, 1999, no outstanding options were exercised.



                                        OPTION VALUES AT DECEMBER 31, 1999


                                                                NUMBER OF                 VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS(1)          IN-THE-MONEY OPTIONS(2)
                                                       ---------------------------     ---------------------------
NAME                                                   EXERCISABLE   UNEXERCISABLE     EXERCISABLE   UNEXERCISABLE
----                                                   -----------   -------------     -----------   -------------
Larry E. Howell.....................                           --              --            $ --            $ --
James Lout..........................                       26,820              --          20,920              --





------------------------
(1) As a result of his employment termination in August 1999, Mr. Lout's right to receive the unexercisable options immediately terminated.
(2) A market for our common stock does not exit. The value of unexercised in-the-money options is based upon the fair market value of the shares of common stock underlying the options, which was determined be $6.00 per share as of December 31, 1999 (after giving effect to and adjustment for the reverse stock split), minus the $5.22 exercise price multiplied by the number of shares of Common Stock underlying the options.

STOCK OPTION PLAN

         For the benefit of our employees, directors and consultants, we have adopted the Precis Smart Card Systems, Inc. 1999 Stock Option Plan (the "stock option plan" or the "plan"). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the exercisability of the stock options. The number of shares of common stock authorized and reserved for issuance under the Plan is 145,000. As of the date of this report, no options have been granted under the plan.

         Our board of directors administers and interprets the plan (unless delegated to a committee) and has authority to grant options to all eligible participants and determine the types of options granted, the terms, restrictions and conditions of the options at the time of grant.

         The exercise price of options may not be less than 85% of the fair market value of our common stock on the date of grant of the option and to qualify as an incentive stock options may not be less than the fair market value of common stock on the date of the grant of the incentive stock options. Upon the exercise of an option, the exercise price must be paid in full, in cash, in our common stock (at the fair market value thereof) or a combination thereof. During the one-year period ending February 8, 2001, we agreed with Barron Chase Securities not to grant options or warrants having an exercise price of less than $6.00 per share, without the written consent of Barron Chase Securities.

         Options qualifying as incentive stock options are exercisable only by an optionee during the period ending three months after the optionee ceases to be our employee, a director, or non-employee service provider. However, in the event of death or disability of the optionee, the incentive stock options are exercisable for one year following death or disability. In any event options may not be exercised beyond the expiration date of the options. Options may be granted to our key management employees, directors, key professional employees or key professional non-employee service providers, although options granted non-employee directors do not qualify as incentive stock options. No option may be granted after December 31, 2008. Options are not transferable except by will or by the laws of descent and distribution.

         All outstanding options granted under the Plan will become fully vested and immediately exercisable if (i) within any 12-month period, we sell an amount of common stock that exceeds 50% of the number of shares of common stock outstanding immediately before the 12-month period or (ii) a "change of control" occurs. For purposes of the plan, a "change of control" is defined as the acquisition in a transaction or series of transactions by any person, entity or group (two or more persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring our securities) of beneficial ownership, of 50% or more (or less than 50% as determined by a majority of our directors) of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities.

DIRECTOR LIABILITY AND INDEMNIFICATION

         As permitted by the provisions of the Oklahoma General Corporation Act, our Certificate of Incorporation eliminates the monetary liability of our directors for a breach of their fiduciary duty as directors. However, these provisions do not eliminate our director's liability

- for a breach of the director's duty of loyalty to us or our shareholders,

- for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

- arising under Section 1053 of the Oklahoma General Corporation Act relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act, or

- for any transaction from which the director derived an improper personal benefit.

         In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit our rights or your and our other shareholders rights, in appropriate circumstances, to seek equitable remedies including injunctive or other forms of non-monetary relief. These remedies may not be effective in all cases.

         Our bylaws require us to indemnify all of our directors and officers. Under these provisions, when an individual in his or her capacity as an officer or a director is made or threatened to be made, a party to any suit or proceeding, the individual may be indemnified if he or she acted in good faith and in a manner reasonably believed to be in or not opposed to our best interest. Our bylaws further provide that this indemnification is not exclusive of any other rights to which the individual may be entitled. Insofar as indemnification for liabilities arising under our bylaws or otherwise may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission the indemnification is against public policy and is, therefore, unenforceable.

LACK OF EMPLOYMENT ARRANGEMENTS AND KEYMAN INSURANCE

         We do not have employment agreements with our employees. We do not maintain any keyman insurance on the life or in the event of disability of our executive officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents, as of the date of this report, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% thereof,
(ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares, and, as adjusted to give effect to the offering. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the date of this report from exercise of stock options and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

                                                                             COMMON STOCK
                                                                          BENEFICIALLY OWNED
                                                                       -------------------------
                                                                        NUMBER        PERCENT
                                                                          OF             OF
NAME (AND ADDRESS) OF BENEFICIAL OWNER                                  SHARES(1)   SHARES(1)(2)
--------------------------------------                                 ----------   ------------
Michael R. Morrisett.................................................    270,401        11.5
    8626 South Florence Avenue
    Tulsa, Oklahoma 74137

Larry E. Howell......................................................    100,000         4.3

Kent H. Webb, M.D....................................................     72,018         3.1
    4221 South Western
    Oklahoma City, Oklahoma 73109

Donald (Dan) A. Cunningham...........................................     10,697         (3)

Mark R.  Kidd........................................................         --          --

Lyle W. Miller.......................................................         --          --

Michael E.  Dunn.....................................................         --          --

Executive Officer and Directors as a group (six persons)(3)..........    182,715         7.7

------------------------
(1) Shares not outstanding but deemed beneficially owned by virtue of the right of a person to acquire them within 60 days are treated as outstanding for determining the amount and percentage of our common stock owned by the person. To our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2) The percentage shown was rounded to the nearest one-tenth of one percent, based upon 2,350,000 shares of our common stock outstanding.

(3) The percentage is less than 1.0%.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Contained below is a description of transactions we entered into with our officers, directors, and shareholders during 1999 and 1998. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although these persons have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

         Under 10 separate promissory notes, Dr. Kent H. Webb loaned $254,743 to us from 1997 through June 30, 1999. These shareholder loans are evidenced by promissory notes, currently bearing interest at 15% per annum. The principal amount of those notes issued before September 30, 1998, accrued interest at 25% per annum until September 30, 1998, and thereafter at the 15% per annum rate. In January 1998, we repaid one of the promissory notes in the principal amount of $25,000 and accrued interest of $531. The outstanding promissory notes were paid in full in February 2000, which included accrued interest of $32,548. At December 31, 1999, the interest accrued for payment to Dr. Webb was $28,092.

         The terms of Dr. Webb's loans made prior to 1999 were approved and ratified unanimously by our four independent directors, each of whom did not have an interest in these loans and had access to our independent legal counsel at our expense. At the time these loans were made in 1999, we did not have sufficient disinterested independent directors to ratify the terms of the loans. Because the 1999 loan terms were the same as the earlier loans, our board of directors believes that the terms of the loans by Dr. Webb were at least as favorable as could be obtained from unaffiliated third parties.

         We have adopted policies that any loans to officers, directors and 5% or more shareholders ("affiliates") are subject to approval by a majority of not less than two of our disinterested independent directors and that such loans and other transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and approved by a majority of not less than two of our disinterested independent directors. As of the date of this report, our Board of Directors is comprised of five members, of which Lyle W. Miller and Michael E. Dunn are the only independent directors. As a condition of registration of our common stock with the Oklahoma Department of Securities and a governance requirement of the Nasdaq Stock Market, Inc. and the

Boston Stock Exchange, we are required and have undertaken to have not less than two independent directors serving on our board of directors at all times.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

         EXHIBIT NO.     DESCRIPTION
         -----------     -----------
            3.1          Registrant's Certificate of Incorporation, incorporated
                         by reference to Exhibit 3.1 of Registrant's Form SB-2
                         Registration Statement (No. 333-86643).

            3.2          Registrant's Bylaws, incorporated by reference to
                         Exhibit 3.2 of Registrant's Form SB-2 Registration
                         Statement (No. 333-86643).

            4.1 Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant's Form SB-2 Registration Statement
                         (No. 333-86643).

           10.1 Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to Exhibit
                         10.1 of Registrant's Form SB-2 Registration Statement
                         (No. 333-86643).

           10.2 Master Equipment Purchase and Maintenance Agreement, dated June 29, 1999, between NationsBanc Services, Inc.
                         and Registrant, incorporated by reference to Exhibit
                         10.4 of Registrant's Form SB-2 Registration Statement
                         (No. 333-86643).

           10.3          Smart Card Agreement, dated July 8, 1999, between
                         Entertainment Smart Systems, Inc. and Registrant, incorporated by reference to Exhibit 10.5 of Registrant's Form SB-2 Registration Statement
                         (No. 333-86643).

           10.4          VeriFone VeriSmart Application Developer's Kit License
                         Agreement between VeriFone, Inc. and Registrant, dated
                         January 27, 1999, incorporated by reference to Exhibit
                         10.6 of Registrant's Form SB-2 Registration Statement
                         (No. 333-86643).

           27            Financial Data Schedule.

(B)  REPORTS ON FORM 8-K:

         During the last quarter of 1999, Registrant was not subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, did not file any reports on Form 8-K.

                                SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRECIS SMART CARD SYSTEMS, INC.
                                       (Registrant)

                                       By: /s/ LARRY E. HOWELL
                                          ------------------------------------
                                               Larry E.  Howell
                                               Chief Executive Officer

Date: April 12, 2000
                                       By: /s/ MARK R. KIDD
                                          ------------------------------------
                                               Mark R. Kidd
                                               Chief Financial Officer and
                                               Controller
Date: April 12, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE                          DATE
         ---------                       -----                          ----
/s/ KENT H.  WEBB                Chairman of the Board             April 12, 2000
------------------------------
 Kent H. Webb

/s/ LARRY E.  HOWELL             Chief Executive Officer           April 12, 2000
------------------------------   and Director
 Larry E.  Howell

/s/ DONALD A.  CUNNINGHAM        President, Chief Operating        April 12, 2000
------------------------------   Officer and Director
  Donald (Dan) A. Cunningham

/s/ MARK R. KIDD                 Chief Financial Officer and       April 12, 2000
------------------------------   Controller, Secretary
 Mark R. Kidd

/s/ LYLE W. MILLER               Director                          April 12, 2000
------------------------------
 Lyle W. Miller

/s/ MICHAEL E.  DUNN             Director                          April 12, 2000
------------------------------
 Michael E.  Dunn

                         PRECIS SMART CARD SYSTEMS, INC.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Public Accountants                                       F-2

Balance Sheets as of December 31, 1999 and 1998                                F-3

Statements of Operations  and Accumulated Deficit for the Years
     Ended December 31, 1999 and 1998                                          F-4

Statements of Stockholders' Equity for the Years Ended
     December 31, 1999 and 1998                                                F-5

Statements of Cash Flows for the Years Ended December 31, 1999
     and 1998                                                                  F-6

Notes to Financial Statements                                                  F-7

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
of Precis Smart Card Systems, Inc.

         We have audited the accompanying balance sheets of PRECIS SMART CARD SYSTEMS, INC. (an Oklahoma Corporation in the development stage) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precis Smart Card Systems, Inc. as of December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has suffered losses and has accumulated a significant deficit. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MURRELL, HALL, MCINTOSH & CO., PLLP


Oklahoma City, Oklahoma
April 3, 2000

                             PRECIS SMART CARD SYSTEMS, INC.
                            (A Development Stage Enterprise)
                                      Balance Sheets




                                                                         December 31,
                                                                ----------------------------
                                                                     1999             1998
                                                                ------------    ------------
                                     ASSETS
Current Assets:
    Cash                                                        $    21,538     $        --
    Inventory                                                            --          10,035
                                                                ------------    ------------
          Total Current Assets                                       21,538          10,035
                                                                ------------    ------------
Property and Equipment:
    Office Equipment                                                 48,219          48,219
    Computer Equipment                                              273,959         263,499
    Furniture and Fixtures                                            7,735           6,890
                                                                ------------    ------------
                                                                    329,913         318,608
    Less Accumulated Depreciation                                  (329,913)       (254,390)
                                                                ------------    ------------
                                                                         --          64,218
                                                                ------------    ------------
Deferred Offering Costs                                             147,428              --
                                                                ------------    ------------
TOTAL ASSETS                                                    $   168,966     $    74,253
                                                                ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Book Overdraft                                              $        --     $    27,513
    Accounts Payable                                                443,074         265,012
    Accrued Liabilities                                             127,836          46,110
    Mezzanine Debt                                                  329,643         103,000
    Current Portion of Capital Leases                                41,570          48,319
    Current Portion of Long-Term Debt                               277,522         277,522
                                                                ------------    ------------
       Total Current Liabilities                                  1,219,645         767,476
                                                                ------------    ------------
Long-Term Liabilities:
    Capital Leases, Net of Current Portion                               --          41,570
                                                                ------------    ------------
       Total Long-Term Liabilities                                       --          41,570
                                                                ------------    ------------
          Total Liabilities                                       1,219,645         809,046
                                                                ------------    ------------
Stockholders' Deficit:
    Preferred Stock, $1 Par Value, 2,000,000 Shares
       Authorized; No shares Issued and Outstanding                      --              --
    Common Stock, $.01 Par Value, 8,000,000 Shares Authorized;
       1,200,000 and 900,000 Issued and Outstanding at
       December 31, 1999 and 1998, Respectively                      12,000           9,000
    Additional Paid-In Capital                                    2,701,070       2,226,451
    Deficit Accumulated During Development Stage                 (3,763,749)     (2,970,244)
                                                                ------------    ------------
       Total Stockholders' Deficit                               (1,050,679)       (734,793)
                                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $   168,966     $    74,253
                                                                ============    ============




                         See Accompanying Notes to Financial Statements

                             PRECIS SMART CARD SYSTEMS, INC.
                            (A Development Stage Enterprise)
                     Statements of Operations and Accumulated Deficit


                                                                                    Inception
                                                      For the Years Ended         (April 1994)
                                                          December 31,                 To
                                                 ----------------------------     December 31,
                                                      1999            1998            1999
                                                 ------------    ------------    --------------
                                                                                  (Unaudited)
Product and Service Revenues                     $    63,060     $   322,483     $   443,026
                                                 ------------    ------------    --------------

Operating Expenses
      Product Deployment and
          Research and Development                   230,828         389,586       1,615,004
      Sales and Marketing                            163,712         147,411         619,374
      General and Administrative                     382,764         399,756       1,716,964
                                                 ------------    ------------    --------------

         Total Expenses                              777,304         936,753       3,951,342
                                                 ------------    ------------    --------------

Operating Loss                                      (714,244)       (614,270)     (3,508,316)
                                                 ------------    ------------    --------------

Other Expense (Income)
      Interest Expense                                79,261          59,196         259,852
      Interest Income                                      -          (2,136)         (4,419)
                                                 ------------    ------------    --------------
                                                      79,261          57,060         255,433
                                                 ------------    ------------    --------------

Net Loss - Deficit Accumulated During
      Development Stage                          $  (793,505)    $  (671,330)    $(3,763,749)
                                                 ============    ============    ==============

Net Loss per Share                               $     (0.66)    $     (0.56)    $     (3.14)
                                                 ============    ============    ==============

Weighted Average Number of
      Common Shares Outstanding                    1,200,000       1,200,000       1,200,000
                                                 ============    ============    ==============



                         See Accompanying Notes to Financial Statements

                             PRECIS SMART CARD SYSTEMS, INC.
                            (A Development Stage Enterprise)
                           Statements of Stockholders' Equity


                                              Common Stock           Preferred Stock
                                       ------------------------   ---------------------     Additional       Accumulated
                                          Shares       Amount      Shares      Amount     Paid-In-Capital     Deficit
                                       ------------  ----------   --------  -----------   ---------------  -------------
Balance, Inception (April 1994)                 --   $      --         --   $       --    $        --      $         --
Sale of Stock (Unaudited)                1,230,000      12,300         --           --        693,831                --
Net Loss (Unaudited)                            --          --         --           --             --          (417,348)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1994 (Unaudited)   1,230,000      12,300         --           --        693,831          (417,348)

Sale of Stock (Unaudited)                  525,000       5,250         --           --        352,250                --
Net Loss (Unaudited)                            --          --         --           --             --          (333,017)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1995 (Unaudited)   1,755,000      17,550         --           --      1,046,081          (750,365)

Sale of Stock (Unaudited)                  122,600       1,226         --           --        243,974                --
Net Loss (Unaudited)                            --          --         --           --             --          (398,389)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1996               1,877,600      18,776         --           --      1,290,055        (1,148,754)

Sale of Stock                              162,750       1,628         --           --        323,873                --
Net Loss                                        --          --         --           --             --        (1,150,160)
                                       ------------    --------   --------    ---------   ------------     -------------

Balance, December 1997                   2,040,350      20,404         --           --      1,613,928        (2,298,914)

Sale of Stock                                2,500          25      4,968      596,120          4,975                --
Conversion of Preferred Stock              298,060       2,980     (4,968)    (596,120)       593,139                --
Reverse Stock Split                     (1,440,910)    (14,409)                                14,409                --
Net Loss                                        --          --         --           --             --          (671,330)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1998                 900,000       9,000         --           --      2,226,451        (2,970,244)

Sale of Stock                              300,000       3,000         --           --        474,619                --
Net Loss                                        --          --         --           --             --          (793,505)
                                       ------------  ----------   --------  -----------   ------------     -------------


Balance, December 31, 1999               1,200,000   $  12,000         --   $       --    $ 2,701,070      $ (3,763,749)
                                       ============  ==========   ========  ===========   ============     =============



                         See Accompanying Notes to Financial Statements

                             PRECIS SMART CARD SYSTEMS, INC.
                            (A Development Stage Enterprise)
                                Statements of Cash Flows

                                                                                                   Inception
                                                                   For the Years Ended            (April 1994)
                                                                       December 31,                    To
                                                             -----------------------------        December 31,
                                                                   1999            1998               1999
                                                             --------------   ------------    ------------------
                                                                                                  (Unaudited)
Cash Flows from Operating Activities
    Net Loss                                                 $   (793,505)    $  (671,330)    $    (3,763,749)
    Adjustments to Reconcile Net Loss to Net Cash Provided
       by Operations:
         Depreciation                                              75,523         103,594             330,072
         (Increase) Decrease:
           Inventory                                               10,035          34,123                  --
           Gain on Disposition of Assets                            3,488              --               3,488
         Increase (Decrease):
           Accounts Payable                                       178,062          78,080             443,074
           Accrued Liabilities                                     81,726          34,859             127,836
                                                             --------------   ------------    ------------------

               Net Cash Used by Operating Activities             (444,671)       (420,674)         (2,859,279)
                                                             --------------   ------------    ------------------

Cash Flows from Investing Activities
    Purchase of Property and Equipment                            (14,793)         (7,537)           (333,560)
                                                             --------------   ------------    ------------------
               Net Cash Used by Investing Activities              (14,793)         (7,537)           (333,560)
                                                             --------------   ------------    ------------------

Cash Flows from Financing Activities
    Sale of Stock                                                 330,191         601,119           2,565,642
    Book Overdraft (Decrease) Increase                            (27,513)         27,513                  --
    Payments on Long-Term Debt                                    (48,319)       (280,127)           (762,765)
    Proceeds from Long-Term Debt                                       --              --           1,081,857
    Proceeds from Short-Term Debt                                 226,643          78,000             329,643
                                                             --------------   ------------    ------------------
               Net Cash Provided by Financing Activities          481,002         426,505           3,214,377
                                                             --------------   ------------    ------------------

NET INCREASE (DECREASE) IN CASH                                    21,538          (1,706)             21,538

Cash at Beginning of Period                                            --           1,706                  --
                                                             --------------   ------------    ------------------

CASH AT END OF PERIOD                                        $     21,538     $        --     $        21,538
                                                             ==============   ============    ==================

Supplemental Disclosure:

Interest Paid                                                $      7,755     $    25,884
                                                             ==============   ============




                          See Accompanying Notes to Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                          Notes to Financial Statements


Note 1 - Nature of Business

         Precis Smart Card Systems, Inc. (the "Company") is a development stage enterprise. The Company develops and markets commercial software products used with a technology referred to as "smart cards". The smart card contains an embedded integrated circuit or microchip that serves as a programmable storage device that performs limited computer functions. The Company's products include the Precis Health Card System-TM-, a health care smart card system; PrecisCache-TM-, a fixed-value smart card system; PrecisReserve-TM-, a reloadable stored-value smart card system; and PrecisPersona-TM-, a smart card based customer loyalty and rewards system.

Note 2 - Summary of Significant Accounting Policies

         Development Stage Operations - Precis is a development stage enterprise engaging in developing and marketing "smart card" technology. The Company has yet to generate any significant revenue from smart card sales and has no assurance of future revenues from such sales. The Company plans to spend significant amounts on the development and marketing of its products.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Property and Equipment - Property and Equipment are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on useful lives of three to seven years.

         Inventory - The Company has recorded its inventory held for resale at its estimated value which is less than its actual cost.

         Net Loss Per Share - Net loss per share is calculated based on the weighted average number of common, and dilutive common equivalent shares outstanding. There were no material differences between primary and fully diluted earnings per share for the periods presented. The computation of net loss per share gives retroactive effect for all periods presented to reflect the 1998 reverse stock split and nominal issuances of stock sold in contemplation of a public offering (discussed in Notes 5 and 7).

         Concentration of Credit Risk - The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

         Fair Value of Financial Instruments - The recorded amounts of cash, inventory, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these items.

         Impairment of Long-lived Assets - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS 121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 1999, no impairment has been indicated.

                         PRECIS SMART CARD SYSTEMS, INC.
                          Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies (continued)

         Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

         Revenue Recognition - The Company recognizes revenues as the services or products are provided. Amounts billed and received prior to services or products being performed or provided are included in deferred revenues.

Note 3 - Debt

         Long-term debt consists of unsecured project notes bearing interest at 10%, due to various investors. Interest only was due and payable beginning September 1, 1997 through December 1, 1997. Amortization of the notes began January 1, 1998. The final payment was due in 1999. The Company is in default on these notes due to failure to make the required payments. The holders have the right to declare the notes immediately due and payable. The notes were paid subsequent to year end.

         The mezzanine debt is unsecured, is due to two shareholders and bears interest at 15% to 25% per annum. All mezzanine debt matures 30 days subsequent to the Company's planned initial public offering (discussed in Note 9). The notes were paid subsequent to year end.

         The Company has a $50,000 line of credit with a bank maturing on June 28, 2000 which is collateralized by all business assets of the Company. There was no balance outstanding on this agreement at December 31, 1999.

Note 4 - Adoption of New Accounting Standard

         The Company has adopted Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", issued by the American Institute of Certified Public Accountants. This statement requires that the costs of start-up activities and organization costs, as defined, be expensed as incurred.

         In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"). SOP 97-2 focuses on when and the amount of revenue that should be recognized for licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into in fiscal years beginning after December 15, 1997. In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-4, Deferral of the Effective Date of Provision of SOP 97-2, Modification of SOP 97-2, Software Revenue Recognition ("SOP 98-4"). SOP 98-4 defers for one year specific provisions of SOP 97-2. In December 1998, the Accounting Standards Executive Committee issued Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with respect to Certain Transactions ("SOP 98-9"). SOP 98-9 also amended specific provisions of SOP 98-4 through fiscal years beginning on or before March 15, 1999. Management believes that the adoption of SOP 97-2, as amended, will not have a material effect the financial position or results of operations.

                         PRECIS SMART CARD SYSTEMS, INC.
                          Notes to Financial Statements

Note 5 - Capital Structure and Stock Options

         Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 10,000,000 shares of capital stock, consisting of 8,000,000 shares of Common Stock, $.01 par value per share (the "Common Stock"), and 2,000,000 shares of preferred stock, $1.00 par value per share (the "Preferred Stock").

         Common Stock - The Company was operated historically (from approximately April 1994 through June 1996) as a limited partnership (the "LP"). Effective July 1, 1996, the entire business of the LP was merged into the Company (the "Merger"). The Company issued shares of common stock to the partners of the LP in consideration of the Merger, thus, the partners of the LP became the shareholders of the Company. The merger was accounted for as a "pooling-of-interest." The Company conducted private placements of common stock during 1997 and 1999, during which it issued and subscribed shares of common stock.

         Preferred Stock - During 1998, the Company conducted a private placement of convertible redeemable, "putable" preferred stock. During this period, the Company sold 4,967.67 shares of $120.00 face value, no coupon preferred stock. During 1998, and in accordance with their conversion rights, the preferred shareholders elected to convert their preferred shares into 298,060 shares of common stock ( a conversion ratio of 1 preferred share for 60 shares of common).

         Restructuring Plan - As a result of the conversion of the outstanding preferred shares to common shares, the Company had 2,340,910 shares of common stock outstanding on October 29, 1998. On October 30, 1998, the Company affected a reverse split of the common stock such that immediately after the reverse split there were 900,000 shares of common stock outstanding.

         Common Stock Options - Also, as part of the restructuring plan, the Company obtained releases from its directors and Project Note holders that cancelled all common stock options held by directors and Project Note holders. After the reverse split discussed above and as of December 31, 1999, the Company had the following common stock options outstanding to certain employees and ongoing service providers:

                              Exercise          Expiration         Vesting
             Quantity           Price              Date            Status
             --------           -----              ----            ------
              76,819            $5.22              2008            Vested


         The Company also has agreed to issue 87,547 of future stock options if the Company reaches certain annual earnings levels. These future options will have an exercise price based on current fair market value at the date the earnings levels are met. These options expire 10 years from the date granted.

         The Company also has agreed to grant future stock options upon completion of an initial public offering to an officer of the Company for 10,000 shares of the Company's common stock at $6.00 per share, exercisable during a three-year period commencing six months following completion of the initial public offering (discussed in Note 9).

                         PRECIS SMART CARD SYSTEMS, INC.
                          Notes to Financial Statements

Note 5 - Capital Structure and Stock Options (continued)

         It is expected that the Company will make future stock option grants to its employees pursuant to the Company's stock option plan established in 1999. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of the grant.

         If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation", net loss and net loss per share would have increased to the pro forma amounts shown below for the year ending December 31, 1998:


         Pro Forma Net Loss                                        $ (787,608)
         Pro Forma Net Loss Per Share                                $ (0.66)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 5.50%; no dividend yield; volatility of 40%; and expected life less than six years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share. No stock options were granted during 1999.

         The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the use of highly subjective assumptions including expected stock price volatility. The Company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS 123. In management's opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company's employee stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate. The effects of applying SFAS 123 in this pro forma are not indicative of future amounts.

Note 6 - Income Taxes

         There was no current or deferred provision for income taxes for the years ended December 31, 1999 or 1998. No current provision was required because tax losses were incurred in those years. Deferred tax assets result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the net operating loss carryforwards and the valuation allowance established are summarized below:


                                                                  1999                     1998
                                                                  ----                     ----
Benefit of net operating loss carryforward                      $980,000                 $743,300
Less: Valuation allowance                                       (980,000)                (743,300)
                                                                --------                 --------
  Net deferred tax asset                                        $     --                 $     --
                                                                ========                 ========


                         PRECIS SMART CARD SYSTEMS, INC.
                          Notes to Financial Statements

Note 6 - Income Taxes (continued)

         The valuation allowance for deferred tax assets at January 1, 1998 was $488,100. The net change in the valuation allowance for the years ended December 31, 1999 and 1998 were increases of $236,700 and $255,200 respectively. At December 31, 1999 and 1998 the Company had federal and state net operating loss carryforwards of approximately $2,450,000 and $1,860,000 expiring at various dates through 2015. The Company's ability to use these losses to offset future taxable income is subject to limitations under the Internal Revenue Code.

Note 7 - Operations

         As of December 31, 1999, the Company had negative working capital of $1,198,107 and accumulated deficit of $3,763,749. During 1999, the Company incurred an operating loss of $714,244.

Note 8 - Contingencies

         The Company operates in leased facilities. Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term. Rent expense under operating leases was $25,080 and $23,408 for the years ended December 31, 1999 and 1998 respectively.

         Capital lease obligations consist of non-cancelable equipment leases expiring through September, 2000. These leases are payable in monthly installments, aggregating $4,632 including imputed interest at 10.67%. These leases are secured by certain equipment.

         Prior to the Company's initial public offering (discussed in Note
9), there has been no public market for the Company's common stock. The initial public offering price does not necessarily bear any relationship to the Company's assets, book value, earnings or other established criterion of value. Management provides no assurance that a public market for their common stock will develop, that such public market will be sustained, or that the shares of common stock purchased pursuant to the offering can be resold at any time at the offering or any other price.

         In connection with the Company's initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants will have the right, for seven years following the effective date of the initial public offering, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders.

Note 9 - Subsequent Events

     During February 2000, the Company completed an initial public offering of 1,150,000 shares of common stock and received net proceeds of approximately $5,675,000.

                         PRECIS SMART CARD SYSTEMS, INC.
                          Notes to Financial Statements

Note 9 - Subsequent Events (continued)

         On March 21, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Foresight, Inc. ("Foresight") through a merger transaction. The merger is subject to, among other conditions, approval of the Company's shareholders. It is anticipated that the merger will be completed in June 2000 and that it will be accounted for as a purchase. The Merger Agreement provides that on the effective date of the merger, the Company will issue 500,000 shares of its common stock and 166,667 shares of preferred stock for Foresight. Additional shares of common stock are issuable based on earnings levels of the Company for the years 2000 through 2002. Following the merger, the Company's Board of Directors will be limited to seven with three designated by Foresight shareholders. The Company is related to Foresight because one Foresight shareholder is the chief financial officer of the Company.

         Also, in connection with this merger, the Company granted Barron Chase Securities, Inc. stock options exercisable for the purchase of 200,000 shares of common stock for $9.37 per share. The options are exercisable through June 30, 2003.