Form 10QSB
period 2000-03-31
PRECIS SMART CARD SYSTEMS INC
filed 2000-05-11
CIK 1017440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

/ /      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                        Commission File Number: 001-15667

                         PRECIS SMART CARD SYSTEMS, INC.

              (Exact name of small business issuer in its Charter)

           OKLAHOMA                                             73-1494382
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                          2500 MCGEE STREET, SUITE 147
                             NORMAN, OKLAHOMA 73072
                    (Address of principal executive offices)
                                 (405) 292-4900
                           (Issuer's telephone number)

   (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes / / No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 10, 2000, 2,350,000 shares of the issuer's common stock, $0.01 par value, were outstanding.

         Transitional Small Business Disclosure Format (Check one):
                                                          Yes / / No /X/

                         PRECIS SMART CARD SYSTEMS, INC.
                                   FORM 10-QSB
                      For the Quarter Ended March 31, 2000

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1   Financial Statements.............................................. F-1

Item 2   Management's Discussion and Analysis or Plan of Operation.........   1

Part II.  Other Information

Item 1   Legal Proceedings.................................................   4

Item 2   Changes in Securities and Use of Proceeds.........................   4

Item 3   Defaults Upon Senior Securities...................................   5

Item 4   Submission of Matters to a Vote of Security Holders...............   5

Item 5   Other Information.................................................   5

Item 6   Exhibits and Reports on Form 8-K..................................   5

Signatures.................................................................   6


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         At Precis, we design, market, implement and service custom memory and microprocessor card products, known as smart cards, on which information and software can be stored. This information can be easily, securely and accurately accessed and manipulated by electronic data processing equipment. Our software offers solutions for creating and processing data and ensuring secure electronic transactions. Through our research efforts, we have developed a library of reusable computer software components for a variety of personal computer and embedded applications all centered on smart card technology. Our technology enables electronic commerce in closed-system environments for point-of-sale transactions and other uses. Our products includes the Precis Health Card System(TM), a healthcare smart card system; PrecisCache(TM), a fixed-value smart card system; PrecisReserve(TM), a reloadable stored-value smart card system; and PrecisPersona(TM), a smart card based customer loyalty and rewards system.

         Our products and services include full service hardware integration and software development and implementation from the point-of-sale to back-end processing for electronic commerce. We are positioned to provide customers with sophisticated smart card business solutions across a wide range of applications.

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc., entered into an Agreement and Plan of Merger with Foresight, Inc. ("Foresight"), an Oklahoma corporation. Under this agreement, Foresight will merge with and into our subsidiary. Foresight primarily designs and markets membership and loyalty programs for businesses in the rental-purchase industry, financial institutions, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as value-added features of a point-of-sale transaction, by telemarketer solicitation, or direct mail distribution as an insert or a solo item. During 1999, Foresight's revenues were approximately $6 million, and Foresight maintained a base of more than 580,000 customers nationwide. We hope to expose our technology solutions to Foresight's clients, as well as use their marketing arm,to expand into new markets. The closing of this merger is subject to completion of the audit of the financial statements of Foresight for 1999 and 1998, and there not being any adverse material differences in the unaudited and audited balance sheet and statement of income of Foresight at December 31, 1999, and for the year then ended. Also, closing of the merger is subject to approval by our shareholders.

         Historically, the revenue from our smart card technology has been derived from closed-area sports environments and events and certain healthcare applications. Due to a lack of the financial resources necessary to market our products prior to our initial public offering in February 2000, our revenue has decreased from prior periods. In addition, the nature of the contracts for the closed-area projects did not result in a recurring revenue stream. We hope to utilize our smart card technology and the marketing expertise of Foresight to develop smart card solutions and products that provide recurring revenue sources as well as continuing benefits for our customers. During April 2000, we announced the launch of the Precis-Instacare card. The Precis-Instacare card is a smart card that stores a consumer's medical information including the name, address and phone number; blood type and organ donor status; a list of allergies, medical conditions and permanent medications; as well as emergency contact and primary insurance provider information. In the event of an emergency, attending paramedics will retrieve the card and use a portable, hand-held reader to access the information stored on the card. With the emergency card, customers will also receive a package of health-related benefits that are purchased from Foresight and provide consumers with valuable discounts on certain healthcare services. We will be test marketing the Precis-Instacare card during the quarter ended June 30, 2000. We anticipate that some revenue will be generated from the test marketing, but additional product development could be required based upon the results of our test marketing, before significant distribution of the product and resulting generation of significant revenue can be realized.

RESULTS OF OPERATIONS

         The following table sets forth selected results of our operations for the quarters ended March 31, 2000 and 1999. This information was taken from our financial statements appearing elsewhere in this report.


                                                                             Three Months Ended
                                                                                 March 31,
                                                                       -------------------------------
                                                                            2000            1999
                                                                       --------------- ---------------
Product and service revenue                                             $         --    $     25,000
                                                                       --------------- ---------------
Operating expenses:
   Product deployment and research
     and development                                                          45,235          78,369
   Sales and marketing                                                        45,092          36,102
   General and administrative                                                168,495         120,093
                                                                       --------------- ---------------
     Total expenses                                                          258,822         234,564
                                                                       --------------- ---------------
     Operating loss                                                         (258,822)       (209,564)
                                                                       --------------- ---------------
Other expenses (income):
   Interest expense                                                           12,962          11,879
   Interest income                                                           (31,041)           --
                                                                       --------------- ---------------
                                                                             (18,079)         11,879
                                                                       --------------- ---------------
Net loss - deficit accumulated during development stage                 $   (240,743)   $   (221,443)
                                                                       =============== ===============


         We did not generate any revenue during the three months ended March 31, 2000, compared to revenue of $25,000 during the first three months of 1999. This decrease was attributable to our lack of financial resources to support marketing of our products prior to completion of our public offering in February 2000. The revenue generated during the three months ended March 31, 1999 was attributable to the completion of the installation of the smart card system at Ericcson Stadium, home of the Carolina Panthers. This installation was commenced in 1998 and resulted in revenue of $251,483 during that year, which included hardware sales of $86,424. Typical of an installation like the Ericsson Stadium installation, we furnish third-party manufactured hardware. Accordingly, our revenue from these installations includes sales of the installed hardware. Following initial installation, we may continue to sell additional smart cards as part of the installation, but we do not typically have continuing significant hardware sales associated with the installation.

         Operating expenses during the three months ended March 31, 2000 increased $24,258 to $258,822 from $234,564 during the first three months of 1999. Increases in sales and marketing expenses and general and administrative expenses were offset by a decrease in product deployment and research and development expenses. The $8,990 increase in sales and marketing expenses to $45,092 during the three months ended March 31, 2000 from $36,102 during the first three months of 1999 was primarily attributable to an increase in salaries and benefits for sales and marketing personnel. General and administrative expenses increased $48,402 to $168,495 during the three months ended March 31, 2000 from $120,093 during the first three months of 1999. The increase in general and administrative expenses was attributable to increased salaries and benefits. Offsetting the increases in sales and marketing expenses and general and administrative expenses, product deployment and research and development expenses decreased $33,134 to $45,235 during the three months ended March 31, 2000 from $78,369 during 1999. This decrease was attributable to a reduction in the Company's staff of development engineers. We incurred operating losses of $258,822 and $209,564 during the three months ended March 31, 2000 and 1999, respectively.

         We generated net other income $18,079 during the three months ended March 31, 2000 compared to a net other expenses of $11,879 during the first three months of 1999. This change was due to the generation of interest income on the proceeds received from our initial public offering in February 2000. During the three months ended March 31, 1999, we did not have interest bearing deposits or investments and as a result did not generate any interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed operations and capital expenditures through private placements and sales of debt and equity securities together with cash from operations and loans from shareholders. In February 2000, we completed our initial public offering and from the sale of 1,150,000 shares of our common stock we received net proceeds of approximately $5,675,000. As of March 31, 2000, we had working capital of $4,385,082. During the three months ended March 31, 2000, we used a portion of the proceeds of the initial public offering to extinguish substantially all of our outstanding debt.

         Operating activities for the three months ended March 31, 2000, used net cash of $751,525 as the result of a net loss of $240,743 and increased by changes in accounts payable, accrued liabilities and inventory totaling $510,782. During the three months ended March 31, 1999, our operating activities used net cash of $127,626 as the result of the net loss of $221,443, offset by depreciation of $40,380 and an increase in accounts payable of $57,152 and increased by a $3,715 decrease in accrued liabilities. During the three months ended March 31, 2000 and 1999, net cash provided by financing activities was $5,196,516 and $132,096, respectively. During the first three months of 2000, we sold 1,150,000 shares of our common stock in an initial public offering for gross proceeds of $6,900,000 (net proceeds of approximately $5,675,000) which were subsequently used to repay short-term debt of $329,643 and long-term debt of $297,772. During the first three months of 1999, we borrowed $170,843 on a short-term basis; we repaid a book overdraft of $27,513 and made payments of $11,234 on long-term debt.

         We currently have no commitments for capital expenditures in material amounts. We believe that our existing cash and cash from operations will be sufficient to fund our operations for the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

         In February 2000, we completed our initial public offering with the sale of 1,150,000 shares of our common stock and received net proceeds of $5,675,000, approximately. Our business plan is to use more than $2.7 million of the net proceeds from this offering to market our products and technology. We believe that through our marketing efforts we will obtain significant revenue growth and obtain profitability. Historically, we have devoted our financial resources principally to development of our smart card technology. We believe that with the net proceeds of the offering, we have the financial resources to develop market acceptance of our smart card technology. However, there is limited information available concerning the performance of our technologies or market acceptance of our products. Also, our marketing experience is very limited. Thus, we provide no assurance that

         -    we will be successful in implementing our business plan or

         - unanticipated expenses or problems or technical difficulties will not occur which would result in material implementation delays, or

         - we will have sufficient capacity to satisfy any increased demand for our smart card products and technologies resulting from implementation of our plan.

Any one of these will adversely affect our ability to become profitable.

FORESIGHT, INC. MERGER AGREEMENT

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc., entered into an Agreement and Plan of Merger with Foresight. Under this agreement, Foresight will merge with and into our subsidiary. In connection with this merger, we will issue to the shareholders of Foresight one share of our common stock for each dollar of the greater of (i) the income before income tax expense of Foresight during 1999 or (ii) our and Foresight's combined or consolidated income before income tax expense during 2000, 2001 or 2002. We expect to issue and deliver 500,000 shares of our common stock at closing of this merger; however, if Foresight's income before income tax expense is less than $450,000, the number of shares to be issued and delivered at closing will be reduced for each dollar this income is less than $500,000. Also, we will issue and deliver at closing 166,667 shares of our series A convertible preferred stock. This preferred stock has a stated value of $12.00 per share and provides for annual dividends of $1.44 per share, payable quarterly. Also, each share of this preferred stock is convertible, at the holder's option, into one share of our common stock. The closing is subject to completion of the audit of the financial statements of Foresight for 1999 and 1998, and there not being any adverse material differences in the unaudited and audited balance sheet and statement of income of Foresight at December 31, 1999, and for the year then ended. Also, closing of the merger is subject to approval by our shareholders.

         In connection with this merger, we have agreed to grant Barron Chase Securities, Inc. stock options exercisable for the purchase of 200,000 shares of our common stock for $9.37 per share. These options will be exercisable through June 30, 2003.

FORWARD-LOOKING STATEMENTS AND BUSINESS RISKS

This Form 10-QSB includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words "anticipate," "believe," "expect," "plan," "intend," "project," "forecast," "could" and similar expressions are intended to identify forward-looking statements. All statements other than statements of historical facts included in this Form 10-QSB regarding our financial position, business strategy, budgets and plans and objectives of management for future operations are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, no assurance can be given that actual results may not differ materially from those in the forward-looking statements herein for reasons including the effect of competition, the level of sales and renewal certifications, marketing, product development and other expenditures, economic conditions, the legislative and regulatory environment and the condition of the capital and equity markets.

Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 1999 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      None

         (b)      None

         (c)      None

         (d) On February 8, 2000, our Registration Statement (No. 333-86643) became effective under the Securities Act of 1933 for an offering of 1,000,000 shares of the Company's Common Stock ("Shares") and an additional 150,000 shares to cover an over-allotment option granted to Barron Chase Securities, Inc. ("Underwriter"). This offering was closed on February 10, 2000 and 1,150,000 shares were sold. The public offering price was $6.00 per share, resulting in gross proceeds of $6,900,000. The Underwriter received a 10% commission, a 3% non-accountable expense allowance of the gross proceeds and a financial advisory fee of $108,000, or an aggregate of $1,005,000. Additional offering expenses were approximately $218,496 resulting in net proceeds of $5,676,504. The following expenditures have been made from the net proceeds:

         - $726,045 to repay principal and interest on borrowings of $607,165 made by us pursuant to promissory notes issued to our shareholders,

         - $278,574 to repay accounts payable and accrued liabilities (excluding accrued interest payable and accrued offering costs), and

         -    $205,381 for working capital;

         - the balance has been invested in high grade, short-term interest bearing investments.

         One of our directors, Michael E. Dunn, is a member of the law firm of Dunn, Swan and Cunningham ("DS&C"). DS&C was paid approximately $186,000 for legal services rendered in conjunction with the offering of the shares, a private placement offering and other legal services rendered over approximately 18 months. Also, Kent H. Webb, M.D., one of our directors and the holder of nine promissory notes, was paid the $229,750 outstanding principal sum of these notes and accrued interest of $32,548. Except for the foregoing payments to DS&C and Dr. Webb, no part of the offering expenses or net proceeds was directly paid to our (a) directors, officers, or their associates; (b) 10% or greater shareholders, or (c) affiliate.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

      EXHIBIT NO.       DESCRIPTION

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

         10.5 Agreement and Plan of Merger, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, dated March 21, 2000.

         27       Financial Data Schedule.

(b)  REPORTS ON FORM 8-K:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PRECIS SMART CARD SYSTEMS, INC.
                                  (Registrant)

                                  By: /s/ LARRY E. HOWELL
                                     ----------------------------------------
                                          Larry E. Howell
                                          Chief Executive Officer

Date: May 10, 2000

                                  By: /s/ MARK R. KIDD
                                     ----------------------------------------
                                          Mark R. Kidd
                                          Chief Financial Officer and
                                          Controller

Date: May 10, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                                  TITLE                         DATE
/s/  KENT H. WEBB                           Chairman of the Board               May 10, 2000
-------------------------------
     Kent H. Webb

/s/  LARRY E. HOWELL                        Chief Executive Officer             May 10, 2000
-------------------------------             and Director
     Larry E. Howell

/s/  MARK R. KIDD                           Chief Financial Officer and         May 10, 2000
-------------------------------             Controller, Secretary
     Mark R. Kidd

/s/  DONALD A. CUNNINGHAM                   Director                            May 10, 2000
-------------------------------
     Donald (Dan) A. Cunningham

/s/  LYLE W. MILLER                         Director                            May 10, 2000
-------------------------------
     Lyle W. Miller

/s/  MICHAEL E. DUNN                        Director                            May 10, 2000
-------------------------------
     Michael E. Dunn



                         PRECIS SMART CARD SYSTEMS, INC.

                     INDEX TO CONDENSED FINANCIAL STATEMENTS


Condensed Balance Sheets as of March 31, 2000 and December 31, 1999 ............   F-2

Condensed Statements of Operations and Accumulated Deficit for the Three Months
     Ended March 31, 2000 and 1999 and from
     Inception (April 1994) to March 31, 2000 ..................................   F-3

Condensed Statements of Stockholders' Equity for the Three Months Ended March
     31, 2000 and from Inception (April 1994) to
     March 31, 2000 ............................................................   F-4

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2000 and
     1999 and from Inception (April 1994) to
     March 31, 2000 ............................................................   F-5

Notes to Condensed Financial Statements ........................................   F-6



                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets
                                   (Unaudited)


                                                                                  March 31,     December 31,
                                                                                     2000           1999
                                                                                --------------  --------------
                                     ASSETS
Current Assets:
   Cash                                                                          $  4,466,529   $     21,538
   Inventory                                                                            9,288           --
                                                                                --------------  --------------
     Total Current Assets                                                           4,475,817         21,538
                                                                                --------------  --------------
Property and Equipment:
   Office Equipment                                                                    48,219         48,219
   Computer Equipment                                                                 273,959        273,959
   Furniture and Fixtures                                                               7,735          7,735
                                                                                --------------  --------------
                                                                                      329,913        329,913
   Less Accumulated Depreciation                                                     (329,913)      (329,913)
                                                                                --------------  --------------
                                                                                           --             --
                                                                                --------------  --------------
Deferred Offering Costs                                                                    --        147,428
                                                                                --------------  --------------
TOTAL ASSETS                                                                     $  4,475,817   $    168,966
                                                                                ==============  ==============



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                                              $     22,154   $    443,074
   Accrued Liabilities                                                                 47,261        127,836
   Mezzanine Debt                                                                          --        329,643
   Current Portion of Capital Leases                                                   21,320         41,570
   Current Portion of Long-Term Debt                                                       --        277,522
                                                                                --------------  --------------
     Total Current Liabilities                                                         90,735      1,219,645
                                                                                --------------  --------------
     Total Liabilities                                                                 90,735      1,219,645
                                                                                --------------  --------------
Stockholders' Equity (Deficit):
   Preferred Stock, $1 Par Value, 2,000,000 Shares Authorized;
      No shares Issued and Outstanding                                                     --             --
   Common Stock, $.01 Par Value, 8,000,000 Shares Authorized;
     2,350,000 and 1,200,000 Issued and Outstanding                                    23,500         12,000
   Additional Paid-In Capital                                                       8,366,074      2,701,070
   Deficit Accumulated During Development Stage                                    (4,004,492)    (3,763,749)
                                                                                --------------  --------------
     Total Stockholders' Equity (Deficit)                                           4,385,082     (1,050,679)
                                                                                --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $  4,475,817   $    168,966
                                                                                ==============  ==============


                See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
           Condensed Statements of Operations and Accumulated Deficit
                                   (Unaudited)



                                                                                                     Inception
                                                                     For the Three Months Ended     (April 1994)
                                                                             March 31,                   to
                                                                   -------------------------------   March 31,
                                                                        2000            1999            2000
                                                                   --------------- --------------- ---------------
Product and Service Revenue                                         $       --      $     25,000    $    443,026
                                                                   --------------- --------------- ---------------
Operating Expenses:
   Product Deployment and Research and Development                        45,235          78,369       1,660,239
   Sales and Marketing                                                    45,092          36,102         664,466
   General and Administrative                                            168,495         120,093       1,885,459
                                                                   --------------- --------------- ---------------
     Total Expenses                                                      258,822         234,564       4,210,164
                                                                   --------------- --------------- ---------------
Operating Loss                                                          (258,822)       (209,564)     (3,767,138)
                                                                   --------------- --------------- ---------------
Other Expense (Income):
   Interest Expense                                                       12,962          11,879         272,814
   Interest Income                                                       (31,041)           --           (35,460)
                                                                   --------------- --------------- ---------------
                                                                         (18,079)         11,879         237,354
                                                                   --------------- --------------- ---------------
Net loss - Deficit Accumulated During Development Stage             $   (240,743)   $   (221,443)   $ (4,004,492)
                                                                   =============== =============== ===============
Net Loss per Share                                                  $      (0.12)   $      (0.18)   $      (3.25)
                                                                   =============== =============== ===============
Weighted Average Number of Shares Outstanding                          1,967,000       1,200,000       1,232,000
                                                                   =============== =============== ===============




          See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
                  Condensed Statements of Stockholders' Equity
                                   (Unaudited)



                                       Common Stock              Preferred Stock     Additional
                                -------------------------    -----------------------   Paid-In      Accumulated
                                   Shares       Amount       Shares        Amount      Capital        Deficit
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, Inception (April 1994)         --    $      --           --     $      --    $      --    $        --
   Sale of Stock                   1,230,000       12,300         --            --        693,831           --
   Net Loss                             --           --           --            --           --         (417,348)
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, December 31, 1994         1,230,000       12,300         --            --        693,831       (417,348)
   Sale of Stock                     525,000        5,250         --            --        352,250           --
   Net Loss                             --           --           --            --           --         (333,017)
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, December 31, 1995         1,755,000       17,550         --            --      1,046,081       (750,365)
   Sale of Stock                     122,600        1,226         --            --        243,974           --
   Net Loss                             --           --           --            --           --         (398,389)
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, December 31, 1996         1,877,600       18,776         --            --      1,290,055     (1,148,754)
   Sale of Stock                     162,750        1,628         --            --        323,873           --
   Net Loss                             --           --           --            --           --       (1,150,160)
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, December 31, 1997         2,040,350       20,404         --            --      1,613,928     (2,298,914)
   Sale of Stock                       2,500           25        4,968       596,120        4,975           --
   Conversion of Preferred
     Stock                           298,060        2,980       (4,968)     (596,120)     593,139           --
   Reverse Stock Split            (1,440,910)     (14,409)        --            --         14,409           --
   Net Loss                             --           --           --            --           --         (671,330)
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, December 31, 1998           900,000        9,000         --            --      2,226,451     (2,970,244)
   Sale of Stock                     300,000        3,000         --            --        474,619           --
   Net Loss                             --           --           --            --           --         (793,505)
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, December 31, 1999         1,200,000       12,000         --            --      2,701,070     (3,763,749)
   Sale of Stock                   1,150,000       11,500         --            --      5,665,004           --
   Net Loss                             --                        --            --           --         (240,743)
                                ------------- ------------   ----------  ------------ -----------  --------------
Balance, March 31, 2000            2,350,000  $    23,500         --     $      --    $ 8,366,074  $  (4,004,492)
                                ============= ============   ==========  ============ ===========  ==============




          See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                                     Inception
                                                                     For the Three Months Ended     (April 1994)
                                                                             March 31,                   to
                                                                   -------------------------------   March 31,
                                                                        2000            1999            2000
                                                                   --------------- --------------- ---------------
Cash Flows from Operating Activities
   Net Loss                                                         $   (240,743)   $   (221,443)   $ (4,004,492)
   Adjustments to Reconcile Net Loss to Net Cash Used
     by Operating Activities:
       Depreciation                                                         --            40,380         330,072
       (Increase) Decrease:
         Inventory                                                        (9,288)           --            (9,288)
         Gain on Disposition of Assets                                      --              --             3,488
       Increase (Decrease):
         Accounts Payable                                               (420,920)         57,152          22,154
         Accrued Liabilities                                             (80,574)         (3,715)         47,262
                                                                   --------------- --------------- ---------------
           Net Cash Used by Operating Activities                        (751,525)       (127,626)     (3,610,804)
                                                                   --------------- --------------- ---------------

Cash Flows from Investing Activities
   Purchase of Property and Equipment                                       --            (1,838)       (333,560)
                                                                   --------------- --------------- ---------------
     Net Cash Used by Investing Activities                                  --            (1,838)       (333,560)
                                                                   --------------- --------------- ---------------
Cash Flows from Financing Activities
   Sale of Stock                                                       5,823,931            --         8,389,573
   Decrease in Book Overdraft                                               --           (27,513)           --
   Payments on Short-Term Debt                                          (329,643)           --          (329,643)
   Payments on Long-Term Debt                                           (297,772)        (11,234)     (1,060,537)
   Proceeds from Short-Term Debt                                            --           170,843         329,643
   Proceeds from Long-Term Debt                                             --              --         1,081,857
                                                                   --------------- --------------- ---------------
     Net Cash Provided by Financing Activities                         5,196,516         132,096       8,410,893
                                                                   --------------- --------------- ---------------
Net Change in Cash                                                     4,444,991           2,632       4,466,529
Cash at Beginning of Period                                               21,538            --              --
                                                                   --------------- --------------- ---------------
Cash at End of Period                                               $  4,466,529    $      2,632    $  4,466,529
                                                                   =============== =============== ===============
Supplemental Disclosure:
   Interest Paid                                                    $    118,880    $      2,848
                                                                   =============== ===============




          See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Interim Financial Information

         The accompanying condensed financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended March 31, 2000 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 1999 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 - Capital Structure

         During February 2000, the Company completed an initial public offering of 1,150,000 shares of common stock and received net proceeds of approximately $5,675,000.

Note 3 - Contingencies

         In connection with the Company's initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants have the right, until February 8, 2007 to include such warrants and the underlying shares of common stock in any registration statement or amendment to a registration statement of the Company at no expense to such holders.

Note 4 - Proposed Merger

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