Form 10QSB
period 2000-06-30
PRECIS SMART CARD SYSTEMS INC
filed 2000-08-11
CIK 1017440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
            For the transition period from __________ to __________

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

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                       APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2000, 2,350,000 shares of the issuer's common stock, $0.01 par value, were outstanding.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PRECIS SMART CARD SYSTEMS, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2000

                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1   Financial Statements ....................................      F-1

Item 2   Management's Discussion and Analysis or Plan of Operation        1

Part II. Other Information

Item 1   Legal Proceedings .......................................        4

Item 2   Changes in Securities and Use of Proceeds ...............        4

Item 3   Defaults Upon Senior Securities .........................        5

Item 4   Submission of Matters to a Vote of Security Holders .....        5

Item 5   Other Information .......................................        5

Item 6   Exhibits and Reports on Form 8-K ........................        5

Signatures .......................................................        6

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

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc., entered into an Agreement and Plan of Merger with Foresight, Inc. ("Foresight"), an Oklahoma corporation. Under this agreement, Foresight will merge with and into our subsidiary. Foresight primarily designs and markets membership and loyalty programs for businesses in the rental-purchase industry, financial institutions, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as value-added features of a point-of-sale transaction, by telemarketer solicitation, or by direct mail distribution as an insert or a solo item. During 1999, Foresight's revenues were approximately $6 million, and Foresight maintained a base of more than 580,000 customers nationwide. We hope to expose our technology solutions to Foresight's clients, as well as use their marketing arm to expand into new markets. The closing of this merger is subject to approval by our shareholders.

         Historically, the revenue from our smart card technology has been derived from closed-area sports environments and events and certain healthcare applications. Due to a lack of the financial resources necessary to market our products prior to our initial public offering in February 2000, our revenue has decreased from prior periods. In addition, the nature of the contracts for the closed-area projects did not result in a recurring revenue stream. We hope to utilize our smart card technology and the marketing expertise of Foresight to develop smart card solutions and products that provide recurring revenue sources as well as continuing benefits for our customers. During April 2000, we announced the launch of the Precis-Instacare card. The Precis-Instacare card is a smart card that stores a consumer's medical information including the name, address and phone number; blood type and organ donor status; a list of allergies, medical conditions and permanent medications; as well as emergency contact and primary insurance provider information. In the event of an emergency, attending paramedics will retrieve the card and use a portable, hand-held reader to access the information stored on the card. With the emergency card, customers will also receive a package of health-related benefits that are purchased from Foresight and provide consumers with valuable discounts on certain healthcare services. We began limited test marketing of the Precis-Instacare card during May 2000. We will expand the test marketing in August 2000. We anticipate that some revenue will be generated from the test marketing, but additional product development could be required based upon the results of our test marketing before significant distribution of the product and resulting generation of significant revenue can be realized.

THREE MONTHS ENDED JUNE 30, 2000 VS. THREE MONTHS ENDED JUNE 30, 1999

         REVENUES. We did not generate any revenue during the three months ended June 30, 2000. Prior to the completion of our public offering in February 2000, we lacked the financial resources to support marketing of our products. Since the date of our public offering, we have focused on the development of the Precis Instacare card and began test marketing of the card in May 2000. We will be expanding our test marketing in August 2000. We anticipate that some revenue will be generated from the test marketing, but additional product development could be required based upon the results of our test marketing before significant distribution of the product and resulting generation of significant revenue can be realized.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT EXPENSES. Product deployment and research and development costs increased $11,905 to $67,998 during the three months ended June 30, 2000 from $56,093 during the second three months of 1999. This increase was attributable to expenses incurred in the test marketing of the Precis Instacare card which was offset by a reduction in our staff of development engineers.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased 2% to $42,495 during the three months ended June 30, 2000 from $43,219 during the second three months of 1999. A decrease in sales and marketing salaries expense was offset by an increase in advertising expense associated with the marketing of the Precis Instacare card.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $30,726 to $66,305 during the three months ended June 30, 2000 from $97,031 during the second three months of 1999. This decrease was primarily attributable to a decrease in legal and professional fees and depreciation expense.

         OTHER EXPENSE (INCOME). We generated net other income of $49,705 during the three months ended June 30, 2000 compared to net other expense of $30,955 during the second three months of 1999. This change was due to the generation of interest income on the proceeds received from our initial public offering in February 2000. During the three months ended June 30, 1999, we did not have interest bearing deposits or investments and as a result did not generate any interest income.

SIX MONTHS ENDED JUNE 30, 2000 VS. SIX MONTHS ENDED JUNE 30, 1999

         REVENUES. We did not generate any revenue during the six months ended June 30, 2000. Prior to the completion of our public offering in February 2000, we lacked the financial resources to support marketing of our products. Since the date of our public offering, we have focused on the development of the Precis Instacare card and began test marketing in the card in May 2000. We will be expanding our test marketing in August 2000. We anticipate that some revenue will be generated from the test marketing, but additional product development could be required based upon the results of our test marketing before significant distribution of the product and resulting generation of significant revenue can be realized.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT EXPENSES. Product deployment and research and development costs decreased $21,229 to $113,233 during the six months ended June 30, 2000 from $134,462 during the first six months of 1999. This decrease was attributable to a reduction in our staff of development engineers which was offset by expenses incurred in the test marketing of the Precis Instacare card.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $8,266 to $87,587 during the six months ended June 30, 2000 from $79,321 during the first six months of 1999. A decrease in sales and marketing salaries expense was offset by an increase in advertising expense associated with the marketing of the Precis Instacare card.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $17,676 to $234,800 during the six months ended June 30, 2000 from $217,124 during the first six months of 1999. This increase was primarily attributable to an increase in salaries and related benefits.

         OTHER EXPENSE (INCOME). We generated net other income of $67,784 during the six months ended June 30, 2000 compared to net other expense of $42,834 during the first six months of 1999. This change was due to the generation of interest income on the proceeds received from our initial public offering in February 2000.

During the six months ended June 30, 1999, we did not have interest bearing deposits or investments and as a result did not generate any interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed operations and capital expenditures through private placements and sales of debt and equity securities together with cash from operations and loans from shareholders. In February 2000, we completed our initial public offering and from the sale of 1,150,000 shares of our common stock we received net proceeds of approximately $5,675,000. As of June 30, 2000, we had working capital of $4,227,989. During the six months ended June 30, 2000, we used a portion of the proceeds of the initial public offering to extinguish substantially all of our outstanding debt.

         Operating activities for the six months ended June 30, 2000, used net cash of $943,309 as the result of a net loss of $367,836 increased by changes in accounts payable, accrued liabilities, other assets and inventory totaling $575,473. During the six months ended June 30, 1999, our operating activities used net cash of $281,024 as the result of the net loss of $448,741, offset by depreciation of $56,992 and an increase in accounts payable and accrued liabilities of $58,850 and $51,875, respectively. During the six months ended June 30, 2000 and 1999, net cash provided by financing activities was $5,183,141 and $653,497, respectively. During the first six months of 2000, we sold 1,150,000 shares of our common stock in an initial public offering for gross proceeds of $6,900,000 (net proceeds of approximately $5,675,000) which were subsequently used to repay short-term debt of $329,643 and long-term debt of $311,148. During the first six months of 1999, we sold 300,000 shares of our common stock in a private placement offering for gross proceeds of $600,000 (net proceeds of approximately $477,000). In addition, we borrowed $226,643 on a short-term basis; we repaid a book overdraft of $27,513 and made payments of $22,827 on long-term debt.

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

FORESIGHT, INC. MERGER AGREEMENT

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc., entered into an Agreement and Plan of Merger with Foresight. Under this agreement, Foresight will merge with and into our subsidiary. At the closing of this merger we will issue and deliver 500,000 shares of our common stock to the shareholders of Foresight. In addition, if our and Foresight's combined or consolidated income before income tax expense during 2000, 2001 or 2002 exceeds $500,000 we will issue one share of our common stock for each dollar of income over $500,000 for the year with the highest income. Also, we will issue and deliver at closing 166,667 shares of our series A convertible preferred stock. This preferred stock has a stated value of $12.00 per share and provides for annual dividends of $1.44 per share, payable quarterly. Also, each share of this preferred stock is convertible, at the holder's option, into one share of our common stock. The closing is subject to approval by our shareholders.

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

         -    $410,541 for working capital;

         - the balance has been invested in high grade, short-term interest bearing investments.

         One of our directors, Michael E. Dunn, is a member of the law firm of Dunn, Swan and Cunningham ("DS&C"). DS&C was paid approximately $186,000 for legal services rendered in conjunction with the offering of the shares, a private placement offering and other legal services rendered over approximately 18 months. Also, Kent H. Webb, M.D., one of our directors and the holder of nine promissory notes, was paid the $229,750 outstanding principal sum of these notes and accrued interest of $32,548. Except for the foregoing payments to DS&C and Dr. Webb, no part of the offering expenses or net proceeds was directly paid to our (a) directors, officers, or their associates; (b) 10% or greater shareholders, or (c) affiliates.

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

              10.5         Agreement and Plan of Merger, amongst Registrant,
                           Precis-Foresight Acquisition, Inc., Foresight, Inc.,
                           Paul A. Kruger and Mark R. Kidd, dated March 21,
                           2000, is



                           incorporated by reference to Registrant's Quarterly
                           Report on Form 10-QSB for the three months ended
                           March 31, 2000, filed with the commission on May 11, 2000.

             27            Financial Data Schedule.

(b)  REPORTS ON FORM 8-K:

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRECIS SMART CARD SYSTEMS, INC.
                                        (Registrant)

                                        By: /s/  Larry E. Howell
                                           -------------------------------------
                                                 Larry E. Howell
                                                 Chief Executive Officer

Date: August 10, 2000

                                        By: /s/  Mark R. Kidd
                                           -------------------------------------
                                                 Mark R. Kidd
                                                 Chief Financial Officer and
                                                 Controller

Date: August 10, 2000

                         PRECIS SMART CARD SYSTEMS, INC.

                     INDEX TO CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2000 and December 31, 1999 ..........        F-2

Condensed Statements of Operations and Accumulated Deficit for the
     Three Months Ended June 30, 2000 and 1999 ..............................        F-3

Condensed Statements of Operations and Accumulated Deficit for the
     Six Months Ended June 30, 2000 and 1999 and from
     Inception (April 1994) to June 30, 2000 ................................        F-4

Condensed Statements of Stockholders' Equity for the Six Months
     Ended June 30, 2000 and from Inception (April 1994) to
     June 30, 2000 ..........................................................        F-5

Condensed Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 and from Inception (April 1994) to
     June 30, 2000 ..........................................................        F-6

Notes to Condensed Financial Statements .....................................        F-7

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets
                                   (Unaudited)

                                                                        June 30,          December 31,
                                                                          2000                1999
                                                                       -----------        ------------
                                     ASSETS
Current Assets:
   Cash                                                                $ 4,261,370        $     21,538
   Inventory                                                                17,601                  --
                                                                       -----------        ------------
     Total Current Assets                                                4,278,971              21,538
                                                                       -----------        ------------

Property and Equipment:
   Office Equipment                                                         48,219              48,219
   Computer Equipment                                                      273,959             273,959
   Furniture and Fixtures                                                    7,735               7,735
                                                                       -----------        ------------
                                                                           329,913             329,913
   Less Accumulated Depreciation                                          (329,913)           (329,913)
                                                                       -----------        ------------
     Total Property and Equipment                                               --                  --
                                                                       -----------        ------------

Other Assets                                                                30,000             147,428
                                                                       -----------        ------------

TOTAL ASSETS                                                           $ 4,308,971        $    168,966
                                                                       ===========        ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                                    $    32,722        $    443,074
   Accrued Liabilities                                                      10,316             127,836
   Mezzanine Debt                                                               --             329,643
   Current Portion of Capital Leases                                         7,944              41,570
   Current Portion of Long-Term Debt                                            --             277,522
                                                                       -----------        ------------
     Total Current Liabilities                                              50,982           1,219,645
                                                                       -----------        ------------

     Total Liabilities                                                      50,982           1,219,645
                                                                       -----------        ------------

Stockholders' Equity (Deficit):
   Preferred Stock, $1 Par Value, 2,000,000 Shares Authorized;
      No shares Issued and Outstanding                                          --                  --
   Common Stock, $.01 Par Value, 8,000,000 Shares Authorized;
     2,350,000 and 1,200,000 Issued and Outstanding                         23,500              12,000
   Additional Paid-In Capital                                            8,366,074           2,701,070
   Deficit Accumulated During Development Stage                         (4,131,585)         (3,763,749)
                                                                       -----------        ------------
     Total Stockholders' Equity (Deficit)                                4,257,989          (1,050,679)
                                                                       -----------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                   $ 4,308,971        $    168,966
                                                                       ===========        ============

            See Accompanying Notes to Condensed Financial Statements

            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
           Condensed Statements of Operations and Accumulated Deficit
                                   (Unaudited)

                                                                 For the Three Months Ended
                                                                          June 30,
                                                               -------------------------------
                                                                  2000                 1999
                                                               -----------         -----------
Product and Service Revenues                                   $        --         $        --
                                                               -----------         -----------

Operating Expenses:

   Product Deployment and Research and Development                  67,998              56,093
   Sales and Marketing                                              42,495              43,219
   General and Administrative                                       66,305              97,031
                                                               -----------         -----------
     Total Operating Expenses                                      176,798             196,343
                                                               -----------         -----------

Operating Loss                                                    (176,798)           (196,343)
                                                               -----------         -----------

Other Expense (Income):

   Interest Expense                                                 10,682              30,955
   Interest Income                                                 (60,387)                 --
                                                               -----------         -----------
                                                                   (49,705)             30,955
                                                               -----------         -----------

Net loss - Deficit Accumulated During Development Stage        $  (127,093)        $  (227,298)
                                                               ===========         ===========

Net Loss per Share                                             $     (0.05)        $     (0.19)
                                                               ===========         ===========

Weighted Average Number of Shares Outstanding                    2,350,000           1,200,000
                                                               ===========         ===========








            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
           Condensed Statements of Operations and Accumulated Deficit
                                   (Unaudited)

                                                                                                        Inception
                                                                    For the Six Months Ended           (April 1994)
                                                                            June 30,                        to
                                                                -------------------------------          June 30,
                                                                   2000                1999                2000
                                                               -----------         -----------         -----------
Product and Service Revenues                                   $        --         $    25,000         $   443,026
                                                               -----------         -----------         -----------

Operating Expenses:
   Product Deployment and Research and Development                 113,233             134,462           1,728,237
   Sales and Marketing                                              87,587              79,321             706,961
   General and Administrative                                      234,800             217,124           1,951,764
                                                               -----------         -----------         -----------
     Total Operating Expenses                                      435,620             430,907           4,386,962
                                                               -----------         -----------         -----------

Operating Loss                                                    (435,620)           (405,907)         (3,943,936)
                                                               -----------         -----------         -----------

Other Expense (Income):
   Interest Expense                                                 23,644              42,834             283,496
   Interest Income                                                 (91,428)                 --             (95,847)
                                                               -----------         -----------         -----------
                                                                   (67,784)             42,834             187,649
                                                               -----------         -----------         -----------

Net loss - Deficit Accumulated During Development Stage        $  (367,836)        $  (448,741)        $(4,131,585)
                                                               ===========         ===========         ===========

Net Loss per Share                                             $     (0.17)        $     (0.37)        $     (3.23)
                                                               ===========         ===========         ===========

Weighted Average Number of Shares Outstanding                    2,158,000           1,200,000           1,278,000
                                                               ===========         ===========         ===========











            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
             Condensed Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)


                                           Common Stock                  Preferred Stock           Additional
                                   ----------------------------   ----------------------------      Paid-In       Accumulated
                                      Shares          Amount         Shares          Amount         Capital         Deficit
                                   ------------   -------------   ------------   -------------   --------------   ------------
Balance, Inception (April 1994)             --     $        --              --     $        --     $        --     $        --
   Sale of Stock                     1,230,000          12,300              --              --         693,831              --
   Net Loss                                 --              --              --              --              --        (417,348)
                                   ------------   -------------   ------------   -------------   --------------   ------------

Balance, December 31, 1994           1,230,000          12,300              --              --         693,831        (417,348)
   Sale of Stock                       525,000           5,250              --              --         352,250              --
   Net Loss                                 --              --              --              --              --        (333,017)
                                   ------------   -------------   ------------   -------------   --------------   ------------

Balance, December 31, 1995           1,755,000          17,550              --              --       1,046,081        (750,365)
   Sale of Stock                       122,600           1,226              --              --         243,974              --
   Net Loss                                 --              --              --              --              --        (398,389)
                                   ------------   -------------   ------------   -------------   --------------   ------------

Balance, December 31, 1996           1,877,600          18,776              --              --       1,290,055      (1,148,754)
   Sale of Stock                       162,750           1,628              --              --         323,873              --
   Net Loss                                 --              --              --              --              --      (1,150,160)
                                   ------------   -------------   ------------   -------------   --------------   ------------

Balance, December 31, 1997           2,040,350          20,404              --              --       1,613,928      (2,298,914)
   Sale of Stock                         2,500              25           4,968         596,120           4,975              --
   Conversion of Preferred
Stock                                  298,060           2,980          (4,968)       (596,120)        593,139              --
   Reverse Stock Split              (1,440,910)        (14,409)             --              --          14,409              --
   Net Loss                                 --              --              --              --              --        (671,330)
                                   ------------   -------------   ------------   -------------   --------------   ------------

Balance, December 31, 1998             900,000           9,000              --              --       2,226,451      (2,970,244)
   Sale of Stock                       300,000           3,000              --              --         474,619              --
   Net Loss                                 --              --              --              --              --        (793,505)
                                   ------------   -------------   ------------   -------------   --------------   ------------

Balance, December 31, 1999           1,200,000          12,000              --              --       2,701,070      (3,763,749)
   Sale of Stock                     1,150,000          11,500              --              --       5,665,004              --
   Net Loss                                 --              --              --              --        (367,836)
                                   ------------   -------------   ------------   -------------   --------------   ------------

Balance, June 30, 2000               2,350,000     $    23,500              --            $ --     $ 8,366,074     $(4,131,585)
                                   ============   =============   ============   =============   ==============   ============








            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                             Inception
                                                            For the Six Months Ended        (April 1994)
                                                                    June 30,                     to
                                                          ---------------------------         June 30,
                                                             2000              1999             2000
                                                          -----------      -----------      -----------
Cash Flows from Operating Activities
   Net Loss                                               $  (367,836)     $  (448,741)     $(4,131,585)
   Adjustments to Reconcile Net Loss to Net Cash Used
     by Operating Activities:
       Depreciation                                                --           56,992          330,072
       (Increase) Decrease:
         Inventory                                            (17,601)              --          (17,601)
         Gain on Disposition of Assets                             --               --            3,488
         Other Assets                                         (30,000)              --          (30,000)
       Increase (Decrease):
         Accounts Payable                                    (410,352)          58,850           32,722
         Accrued Liabilities                                 (117,520)          51,875           10,316
                                                          -----------      -----------      -----------

           Net Cash Used by Operating Activities             (943,309)        (281,024)      (3,802,588)
                                                          -----------      -----------      -----------

Cash Flows from Investing Activities
   Purchase of Property and Equipment                              --           (7,836)        (333,560)
                                                          -----------      -----------      -----------

     Net Cash Used by Investing Activities                         --           (7,836)        (333,560)
                                                          -----------      -----------      -----------

Cash Flows from Financing Activities
   Sale of Stock                                            5,823,932          477,194        8,389,574
   Decrease in Book Overdraft                                      --          (27,513)              --
   Payments on Short-Term Debt                               (329,643)              --         (329,643)
   Payments on Long-Term Debt                                (311,148)         (22,827)      (1,073,913)
   Proceeds from Short-Term Debt                                   --          226,643          329,643
   Proceeds from Long-Term Debt                                    --               --        1,081,857
                                                          -----------      -----------      -----------

     Net Cash Provided by Financing Activities              5,183,141          653,497        8,397,518
                                                          -----------      -----------      -----------

Net Change in Cash                                          4,239,832          364,637        4,261,370
Cash at Beginning of Period                                    21,538               --               --
                                                          -----------      -----------      -----------

Cash at End of Period                                     $ 4,261,370      $   364,637      $ 4,261,370
                                                          ===========      ===========      ===========







            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Interim Financial Information

         The accompanying condensed financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 1999 Form 10-KSB filed with the Securities and Exchange Commission.

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

Note 4 - Proposed Merger

         On March 21, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Foresight, Inc. ("Foresight") through a merger transaction. The merger is subject to, among other conditions, approval of the Company's shareholders. It is anticipated that the merger will be completed in September 2000 and that it will be accounted for as a purchase. The Merger Agreement provides that on the effective date of the merger, the Company will issue 500,000 shares of its common stock and 166,667 shares of preferred stock for Foresight. Additional shares of common stock are issuable based on earnings levels of the Company for the years 2000 through 2002. Following the merger, the Company's Board of Directors will be limited to seven with three designated by Foresight shareholders. The Company is related to Foresight because one Foresight shareholder is the chief financial officer of the Company.

         Also, in connection with this merger, the Company granted Barron Chase Securities, Inc. stock options exercisable for the purchase of 200,000 shares of common stock for $9.37 per share. The options are exercisable through June 30, 2003.