Form 10KSB/A
period 1999-12-31
PRECIS SMART CARD SYSTEMS INC
filed 2000-10-13
CIK 1017440

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            ------------------------
                                  FORM 10-KSB/A
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                            ------------------------
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


                          2500 MCGEE STREET, SUITE 147
                             NORMAN, OKLAHOMA 73072
                    (Address of principal executive offices)
                                 (405) 292-4900
                           (Issuer's telephone number)
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

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

DOES PRECIS HAVE ANY STRATEGIC BUSINESS RELATIONSHIPS?

         We currently do not have any strategic relationships. However, during 1997, 1998 and 1999 we had established formal and informal strategic relationships with a number of companies that are established leaders in their respective industries to establish and maintain technological leadership, realize advantageous product pricing structures and expand our marketing and distribution channels.

         One of these former strategic relationships was with Bank of America, formerly NationsBank. Working with NationsBank's Strategic Technologies Group, our PrecisCache system was selected to replace the stored-value system previously implemented at Ericsson Stadium in Charlotte, North Carolina. That implementation, known as FANCash-Registered Trademark-, was a flagship project of NationsBank that illustrates the strength of its ongoing commitment to smart card technology.

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

-        internal acceptance reviews,

-        competition,

- hardware and software vendors' inability promptly to provide quality products and services,

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

FORESIGHT, INC. MERGER AGREEMENT

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc., entered into an Agreement and Plan of Merger with Foresight, Inc., an Oklahoma corporation, which was amended on June 22 and August 24, 2000. Under this agreement, Foresight will merge with and into our subsidiary. In connection with this merger, we will issue to the shareholders of Foresight one share of our common stock for each dollar of the greater of (i) the income before income tax expense of Foresight during 1999 or (ii) our and Foresight's combined or consolidated income before income tax expense during each of 2000 through 2003. We expect to issue and deliver 500,000 shares of our common stock at closing of this merger; however, if Foresight's income before income tax expense is less than $450,000, the number of shares to be issued and delivered at closing will be reduced for each dollar this income is less than $500,000. Also, we will issue and deliver at closing 166,667 shares of our series A convertible preferred stock. This preferred stock has a stated value of $12.00 per share and provides for annual dividends of $1.44 per share, payable quarterly. Also, each share of this preferred stock is convertible, at the holder's option, into one share of our common stock. The closing is subject to completion of the audited financial statements of Foresight for 1999 and 1998, and there not being any adverse material differences in the unaudited and audited balance sheet and statement of income of Foresight at December 31, 1999, and for the year then ended. Closing of the merger is subject to approval by our shareholders.

         In connection with this merger, we contacted Barron Chase Securities, Inc. in February 2000 to provide us with investment banking financial services and consulting services with respect to the proposed merger. The consulting services obtained from Barron Chase Securities were comprised of reviewing the valuation and structure of the merger consideration. As compensation for the consulting services, we granted Barron Chase Securities stock options exercisable on or before June 30, 2003 for the purchase of 200,000 shares of our common stock for $9.37 per share. Barron Chase Securities did not participate directly in the merger negotiations with Foresight and its shareholders.

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

         LARRY E. HOWELL became one of our directors in January 1999 and became Chief Executive Officer in August 1999. From March 1994 until July 1999, Mr. Howell was employed by Laboratory Specialists of America, Inc. and served as President and Chief Operating Officer, and a Director until December 7, 1998. Laboratory Specialists of America, Inc. is engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O'Gara Company by merger. Mr. Howell served as a Director, President and Treasurer of Vantage Capital Resources, Inc. from March 1996 until its merger with The ViaLink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The ViaLink Company until October 14, 1996. Since January 1982, Mr. Howell as the sole proprietor of Howell and Associates has provided consulting services principally related to corporate acquisitions and mergers.

         DONALD (DAN) A. CUNNINGHAM became one of our Directors in 1996 and served as President and Chief Operating Officer from August 1999 until April 2000. During 1998 and 1997 Mr. Cunningham served as President and Chief Executive Officer of the Smart Card Industry Association. Before that position, he served as Senior Vice President of Business Development of Phoenix Planning & Evaluation, Ltd. Phoenix is one of the premier consulting firms in the United States providing strategic planning and technical assistance to the banking industry, government agencies, and healthcare and transportation industries. Mr. Cunningham served as President and Chief Executive Officer of Gemplus Card International Corp., the United States subsidiary of French-owned Gemplus SA, from 1993 to 1996. Before joining Gemplus, Mr. Cunningham held positions at Micro Card Technologies, Inc., Recognition Equipment, Inc. and the NCR Corporation.

         MARK R. KIDD became our Chief Financial Officer and Controller and Secretary in August 1999 and serves as Executive Vice President, Chief Financial Officer, Secretary and a Director of Foresight. Mr. Kidd began serving as President of PaceCo Financial Services, Inc. and President of UniFin, Inc. in March 1998. Both are privately held companies that provide various financial services. From January 1997 until March 1998, he served as Senior Vice President and Chief Financial Officer of Republic Bank of Norman. From May 1988 through 1996, Mr. Kidd was employed by the public accounting firm of Arthur Andersen LLP. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.

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

------------------------
(1) As a result of his employment termination in August 1999, Mr. Lout's right to receive the unexercisable options immediately terminated.
(2)      On December 31, 1999, a market for our common stock does not exit.
         The value of unexercised in-the-money options is based upon the fair market value of the shares of common stock underlying the options, which was determined be $6.00 per share as of December 31, 1999 (after giving effect to and adjustment for the reverse stock split), minus the $5.22 exercise price multiplied by the number of shares of Common
         Stock underlying the options.

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

                                                                             COMMON STOCK
                                                                          BENEFICIALLY OWNED
                                                                       -------------------------
                                                                        NUMBER        PERCENT
                                                                          OF             OF
NAME (AND ADDRESS) OF BENEFICIAL OWNER                                  SHARES(1)   SHARES(1)(2)
--------------------------------------                                 ----------   ------------
Michael R. Morrisett.................................................    270,401        11.5
    8626 South Florence Avenue
    Tulsa, Oklahoma 74137

Larry E. Howell......................................................    100,000         4.3

Kent H. Webb, M.D....................................................     72,018         3.1
    4221 South Western
    Oklahoma City, Oklahoma 73109

Donald (Dan) A. Cunningham(3)........................................     10,697         (4)

Mark R.  Kidd........................................................         --          --

Lyle W. Miller.......................................................         --          --

Michael E. Dunn(5)...................................................      2,000         (4)

Executive Officer and Directors as a group (six persons)(3)..........    184,715         7.8

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

(2) The percentage shown was rounded to the nearest one-tenth of one percent, based upon 2,350,000 shares of our common stock being outstanding.

(3) The beneficially owned shares and the percentages includes 10,000 shares of our common stock purchasable upon exercise of stock options held by Mr. Cunningham.

(4)      The percentage is less than 1.0%.

(5) The beneficially owned shares and the percentages includes 2,000 shares of common stock that Dunn Swan & Cunningham (of which Mr. Dunn is President) is entitled to receive but has not been issued.

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

                                SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRECIS SMART CARD SYSTEMS, INC.
                                       (Registrant)

                                       By: /s/ LARRY E. HOWELL
                                          ------------------------------------
                                               Larry E.  Howell
                                               Chief Executive Officer

Date: October 3, 2000
                                       By: /s/ MARK R. KIDD
                                          ------------------------------------
                                               Mark R. Kidd
                                               Chief Financial Officer and
                                               Controller
Date: October 3, 2000

         In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         SIGNATURE                       TITLE                          DATE
         ---------                       -----                          ----
/s/ KENT H.  WEBB                Chairman of the Board             October 3, 2000
------------------------------
 Kent H. Webb

/s/ LARRY E.  HOWELL             Chief Executive Officer           October 3, 2000
------------------------------   and Director
 Larry E.  Howell

/s/ DONALD A.  CUNNINGHAM        President, Chief Operating        October 3, 2000
------------------------------   Officer and Director
  Donald (Dan) A. Cunningham

/s/ MARK R. KIDD                 Chief Financial Officer and       October 3, 2000
------------------------------   Controller, Secretary
 Mark R. Kidd

/s/ LYLE W. MILLER               Director                          October 3, 2000
------------------------------
 Lyle W. Miller

/s/ MICHAEL E.  DUNN             Director                          October 3, 2000
------------------------------
 Michael E.  Dunn

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
                                                 ============    ============    ==============



                         See Accompanying Notes to Financial Statements

                             PRECIS SMART CARD SYSTEMS, INC.
                            (A Development Stage Enterprise)
                           Statements of Stockholders' Equity


                                              Common Stock           Preferred Stock
                                       ------------------------   ---------------------     Additional       Accumulated
                                          Shares       Amount      Shares      Amount     Paid-In-Capital     Deficit
                                       ------------  ----------   --------  -----------   ---------------  -------------
Balance, Inception (April 1994)                 --   $      --         --   $       --    $        --      $         --
Sale of Stock (Unaudited)                1,230,000      12,300         --           --        693,831                --
Net Loss (Unaudited)                            --          --         --           --             --          (417,348)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1994 (Unaudited)   1,230,000      12,300         --           --        693,831          (417,348)

Sale of Stock (Unaudited)                  525,000       5,250         --           --        352,250                --
Net Loss (Unaudited)                            --          --         --           --             --          (333,017)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1995 (Unaudited)   1,755,000      17,550         --           --      1,046,081          (750,365)

Sale of Stock (Unaudited)                  122,600       1,226         --           --        243,974                --
Net Loss (Unaudited)                            --          --         --           --             --          (398,389)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1996 (Unaudited)   1,877,600      18,776         --           --      1,290,055        (1,148,754)

Sale of Stock (Unaudited)                  162,750       1,628         --           --        323,873                --
Net Loss (Unaudited)                            --          --         --           --             --        (1,150,160)
                                       ------------    --------   --------    ---------   ------------     -------------

Balance, December 1997                   2,040,350      20,404         --           --      1,613,928        (2,298,914)

Sale of Stock                                2,500          25      4,968      596,120          4,975                --
Conversion of Preferred Stock              298,060       2,980     (4,968)    (596,120)       593,139                --
Reverse Stock Split                     (1,440,910)    (14,409)                                14,409                --
Net Loss                                        --          --         --           --             --          (671,330)
                                       ------------  ----------   --------  -----------   ------------     -------------

Balance, December 31, 1998                 900,000       9,000         --           --      2,226,451        (2,970,244)

Sale of Stock                              300,000       3,000         --           --        474,619                --
Net Loss                                        --          --         --           --             --          (793,505)
                                       ------------  ----------   --------  -----------   ------------     -------------


Balance, December 31, 1999               1,200,000   $  12,000         --   $       --    $ 2,701,070      $ (3,763,749)
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

Note 7 - Operations

         As of December 31, 1999, the Company had negative working capital of $1,198,107 and accumulated deficit of $3,763,749. During 1999, the Company incurred an operating loss of $714,244. The completion of the initial public offering discussed in Note 9 does not alleviate the substantial doubt about the Company's ability to continue as a going concern because there is no assurance of future revenues.

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

                         PRECIS SMART CARD SYSTEMS, INC.
                          Notes to Financial Statements

Note 9 - Subsequent Events (continued)

         On March 21, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Foresight, Inc. ("Foresight") through a merger transaction. The merger is subject to, among other conditions, approval of the Company's shareholders. It is anticipated that the merger will be completed before December 31, 2000 and that it will be accounted for as a purchase. The Merger Agreement provides that on the effective date of the merger, the Company will issue 500,000 shares of its common stock and 166,667 shares of preferred stock for Foresight. Additional shares of common stock are issuable based on earnings levels of the Company for the years 2000 through 2003. Following the merger, the Company's Board of Directors will be limited to seven with three designated by Foresight shareholders. The Company is related to Foresight because one Foresight shareholder is the chief financial officer of the Company.

         Also, in connection with this merger, the Company granted Barron Chase Securities, Inc. stock options exercisable for the purchase of 200,000 shares of common stock for $9.37 per share. The options are exercisable through June 30, 2003.

Note 10 - Major Customers

         Two customers of the Company accounted for 100% and 91% of the revenues for the fiscal years ended December 31, 1999 and 1998, respectively.