Form 10QSB
period 2000-09-30
PRECIS SMART CARD SYSTEMS INC
filed 2000-11-08
CIK 1017440

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 6, 2000, 2,350,000 shares of the issuer's common stock, $0.01 par value, were outstanding.

   Transitional Small Business Disclosure Format (Check one): Yes / / No /X/

                         PRECIS SMART CARD SYSTEMS, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2000

                                TABLE OF CONTENTS



Part I.  Financial Information

Item 1   Financial Statements..........................................................................F-1

Item 2   Management's Discussion and Analysis or Plan of Operation.......................................1

Part II.  Other Information

Item 1   Legal Proceedings...............................................................................4

Item 2   Changes in Securities and Use of Proceeds.......................................................4

Item 3   Defaults Upon Senior Securities.................................................................5

Item 4   Submission of Matters to a Vote of Security Holders.............................................5

Item 5   Other Information...............................................................................5

Item 6   Exhibits and Reports on Form 8-K................................................................5

Signatures...............................................................................................6


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements, which are prepared in accordance with Regulation S-B, are set forth in this report beginning on page F-1.

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

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc.,entered into an Agreement and Plan of Merger with Foresight, Inc. ("Foresight"), an Oklahoma corporation. Under this agreement, Foresight will merge with and into our subsidiary. Foresight primarily designs and markets membership and loyalty programs for businesses in the rental-purchase industry, financial institutions, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as value-added features of a point-of-sale transaction, by telemarketer solicitation, or by direct mail distribution as an insert or a solo item. During 1999, Foresight's revenues were approximately $6 million, and Foresight maintained a base of more than 580,000 customers nationwide. We hope to expose our technology solutions to Foresight's clients, as well as use their marketing arm to expand into new markets. The closing of this merger is subject to approval by our shareholders.

         Historically, the revenue from our smart card technology has been derived from closed-area sports environments and events and certain healthcare applications. Due to a lack of the financial resources necessary to market our products prior to our initial public offering in February 2000, our revenue has decreased from prior periods. In addition, the nature of the contracts for the closed-area projects did not result in a recurring revenue stream. We hope to utilize our smart card technology and the marketing expertise of Foresight to develop smart card solutions and products that provide recurring revenue sources as well as continuing benefits for our customers. During April 2000, we announced the launch of the Precis-Instacare card. The Precis-Instacare card is a smart card that stores a consumer's medical information including the name, address and phone number; blood type and organ donor status; a list of allergies, medical conditions and permanent medications; as well as emergency contact and primary insurance provider information. In the event of an emergency, attending paramedics will retrieve the card and use a portable, hand-held reader to access the information stored on the card. With the emergency card, customers will also receive a package of health-related benefits that are purchased from Foresight and provide consumers with valuable discounts on certain healthcare services. Since May 2000, we have been test marketing the Precis-Instacare card through direct marketing efforts focused at consumers. To date, the marketing efforts in the test markets have not been successful. We anticipate that future revenue for the Instacare concept will come from marketing the medical information application as an enhancement to other products. Additional product development could be required based upon the results of our test marketing and as we explore other applications for the Instacare product before significant distribution of the product and resulting generation of significant revenue can be realized.

THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. THREE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. We did not generate any revenue during the three months ended September 30, 2000. Prior to the completion of our public offering in February 2000, we lacked the financial resources to support marketing of our products. Since the date of our public offering, we have focused on the development of the Precis-Instacare card and began test marketing of the card in May 2000. To date, marketing the Precis-Instacare card directly to consumers as a stand-alone product has not been successful. In addition to the direct marketing to consumers, we have begun marketing efforts to sell the Instacare product as an enhancement for other products. Additional product development could be required based upon the results of our test marketing and as we explore other applications for the Instacare product before significant distribution of the product and resulting generation of significant revenue can be realized.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT EXPENSES. Product deployment and research and development costs decreased $11,995 to $41,678 during the three months ended September 30, 2000 from $53,673 during the third quarter of 1999. This decrease was attributable to a reduction in our staff of development engineers which was offset by expenses incurred in the test marketing of the Precis-Instacare card.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses decreased $5,816 to $46,682 during the three months ended September 30, 2000 from $52,498 during the third quarter of 1999. A decrease in sales and marketing salaries expense was offset by an increase in advertising expense associated with the marketing of the Precis-Instacare card.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $54,785 to $68,961 during the three months ended September 30, 2000 from $123,746 during the third quarter of 1999. This decrease was primarily attributable to a decrease in legal and professional fees and travel expenses.

         OTHER EXPENSE (INCOME). We generated net other income of $65,603 during the three months ended September 30, 2000 compared to net other expense of $10,453 during the same three months of 1999. This change was due to the generation of interest income on the proceeds received from our initial public offering in February 2000. During the three months ended September 30, 1999, we did not have interest bearing deposits or investments and as a result did not generate any interest income.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. NINE MONTHS ENDED SEPTEMBER 30, 1999

         REVENUES. We did not generate any revenue during the nine months ended September 30, 2000. Prior to the completion of our public offering in February 2000, we lacked the financial resources to support marketing of our products. Since the date of our public offering, we have focused on the development of the Precis-Instacare card and began test marketing of the card in May 2000. To date, marketing the Precis-Instacare card directly to consumers as a stand-alone product has not been successful. In addition to the direct marketing to consumers, we have begun marketing efforts to sell the Instacare product as an enhancement for other products. Additional product development could be required based upon the results of our test marketing and as we explore other applications for the Instacare product before significant distribution of the product and resulting generation of significant revenue can be realized.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT EXPENSES. Product deployment and research and development costs decreased $33,224 to $154,911 during the nine months ended September 30, 2000 from $188,135 during the first nine months of 1999. This decrease was attributable to a reduction in our staff of development engineers which was offset by expenses incurred in the test marketing of the Precis-Instacare card.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2,450 to $134,269 during the nine months ended September 30, 2000 from $131,819 during the first nine months of 1999. An increase in advertising expense associated with the marketing of the Precis-Instacare card was offset by a decrease in sales and marketing salaries expense.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $37,109 to $303,761 during the nine months ended September 30, 2000 from $340,870 during the first nine months of 1999. This decrease was primarily attributable to a decrease in legal and professional fees and travel expenses.

         OTHER EXPENSE (INCOME). We generated net other income of $133,387 during the nine months ended September 30, 2000 compared to net other expense of $53,287 during the first nine months of 1999. This change was due to the generation of interest income on the proceeds received from our initial public offering in February 2000. During the nine months ended September 30, 1999, we did not have interest bearing deposits or investments and as a result did not generate any interest income.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, we have financed operations and capital expenditures through private placements and sales of debt and equity securities together with cash from operations and loans from shareholders. In February 2000, we completed our initial public offering and from the sale of 1,150,000 shares of our common stock we received net proceeds of approximately $5,675,000. As of September 30, 2000, we had working capital of $4,087,634. During the first quarter of 2000, we used a portion of the proceeds of the initial public offering to extinguish substantially all of our outstanding debt.

         Operating activities for the nine months ended September 30, 2000, used net cash of $856,223 as the result of a net loss of $459,554 increased by changes in accounts payable, accrued liabilities and other assets totaling $396,669. During the nine months ended September 30, 1999, our operating activities used net cash of $391,988 as the result of the net loss of $665,598, offset by depreciation of $64,059 and an increase in accounts payable and accrued liabilities of $160,826 and $48,725, respectively. During the nine months ended September 30, 2000 and 1999, net cash provided by financing activities was $5,029,790 and $564,304, respectively. During February 2000, we sold 1,150,000 shares of our common stock in an initial public offering for gross proceeds of $6,900,000 (net proceeds of approximately $5,675,000) which were subsequently used to repay short-term debt of $329,643 and long-term debt of $317,071. During the first nine months of 1999, we sold 300,000 shares of our common stock in a private placement offering for gross proceeds of $600,000 (net proceeds of approximately $477,000). In addition, we borrowed $226,643 on a short-term basis; we repaid a book overdraft of $27,513 and made payments of $31,313 on long-term debt.

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

FORESIGHT, INC. MERGER AGREEMENT

         On March 21, 2000, we and our wholly-owned subsidiary, Precis-Foresight Acquisition, Inc., entered into an Agreement and Plan of Merger with Foresight. Under this agreement, Foresight will merge with and into our subsidiary. At the closing of this merger we will issue and deliver 500,000 shares of our common stock to the shareholders of Foresight. In addition, if our and Foresight's combined or consolidated income before amortization of goodwill attributable to the acquisition of Foresight and before income tax expense during 2000, 2001, 2002 or 2003 exceeds $500,000, we will issue one share of our common stock for each dollar of income over $500,000 for the year with the highest income. Also, we will issue and deliver at closing 166,667 shares of our series A convertible preferred stock. This preferred stock has a stated value of $12.00 per share and provides for annual dividends of $1.44 per share, payable quarterly. Also, each share of this preferred stock is convertible, at the holder's option, into one share of our common stock. The closing is subject to approval by our shareholders.

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

         (d)   None

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

                                       PRECIS SMART CARD SYSTEMS, INC.
                                       (Registrant)

                                       By: /s/  LARRY E. HOWELL
                                           ------------------------------------
                                                Larry E. Howell
                                                Chief Executive Officer
Date: November 6, 2000
                                       By: /s/  MARK R. KIDD
                                           ------------------------------------
                                                Mark R. Kidd
                                                Chief Financial Officer and
                                                Controller
Date: November 6, 2000

                         PRECIS SMART CARD SYSTEMS, INC.

                     INDEX TO CONDENSED FINANCIAL STATEMENTS


Condensed Balance Sheets as of September 30, 2000 and December 31, 1999................................F-2

Condensed Statements of Operations and Accumulated Deficit for the
     Three Months Ended September 30, 2000 and 1999....................................................F-3

Condensed Statements of Operations and Accumulated Deficit for the Nine Months
     Ended September 30, 2000 and 1999 and from
     Inception (April 1994) to September 30, 2000......................................................F-4

Condensed Statements of Stockholders' Equity for the Nine Months
     Ended September 30, 2000 and from Inception (April 1994) to
     September 30, 2000................................................................................F-5

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2000
     and 1999 and from Inception (April 1994) to
     September 30, 2000................................................................................F-6

Notes to Condensed Financial Statements................................................................F-7


                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
                            Condensed Balance Sheets
                                   (Unaudited)





                                                                                September 30,    December 31,
                                                                                     2000            1999
                                                                                --------------- ----------------
                                     ASSETS

Current Assets:
   Cash                                                                          $    153,454    $     21,538
   Short-Term Investments                                                           4,041,651            --
                                                                                --------------- ----------------
     Total Current Assets                                                           4,195,105          21,538
                                                                                --------------- ----------------

Property and Equipment:
   Office Equipment                                                                    48,219          48,219
   Computer Equipment                                                                 273,959         273,959
   Furniture and Fixtures                                                               7,735           7,735
                                                                                --------------- ----------------
                                                                                      329,913         329,913
   Less Accumulated Depreciation                                                     (329,913)       (329,913)
                                                                                --------------- ----------------
     Total Property and Equipment                                                        --              --
                                                                                --------------- ----------------

Other Assets                                                                           78,637         147,428
                                                                                --------------- ----------------

TOTAL ASSETS                                                                     $  4,273,742    $    168,966
                                                                                =============== ================



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Accounts Payable                                                              $     95,134    $    443,074
   Accrued Liabilities                                                                 10,316         127,836
   Mezzanine Debt                                                                        --           329,643
   Current Portion of Capital Leases                                                    2,021          41,570
   Current Portion of Long-Term Debt                                                     --           277,522
                                                                                --------------- ----------------
     Total Current Liabilities                                                        107,471       1,219,645
                                                                                --------------- ----------------

     Total Liabilities                                                                107,471       1,219,645
                                                                                --------------- ----------------

Stockholders' Equity (Deficit):
   Preferred Stock, $1 Par Value, 2,000,000 Shares Authorized;
      No shares Issued and Outstanding                                                   --              --
   Common Stock, $.01 Par Value, 8,000,000 Shares Authorized;
     2,350,000 and 1,200,000 Issued and Outstanding                                    23,500          12,000
   Additional Paid-In Capital                                                       8,366,074       2,701,070
   Deficit Accumulated During Development Stage                                    (4,223,303)     (3,763,749)
                                                                                --------------- ----------------
     Total Stockholders' Equity (Deficit)                                           4,166,271      (1,050,679)
                                                                                --------------- ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                             $  4,273,742    $    168,966
                                                                                =============== ================



            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
           Condensed Statements of Operations and Accumulated Deficit
                                   (Unaudited)







                                                                     For the Three Months Ended
                                                                           September 30,
                                                                   -------------------------------
                                                                        2000            1999
                                                                   --------------- ---------------

Product and Service Revenues                                        $       --      $     23,513
                                                                   --------------- ---------------

Operating Expenses:
   Product Deployment and Research and Development                        41,678          53,673
   Sales and Marketing                                                    46,682          52,498
   General and Administrative                                             68,961         123,746
                                                                   --------------- ---------------
     Total Operating Expenses                                            157,321         229,917
                                                                   --------------- ---------------

Operating Loss                                                          (157,321)       (206,404)
                                                                   --------------- ---------------

Other Expense (Income):
   Interest Expense                                                          186          10,453
   Interest Income                                                       (65,789)           --
                                                                   --------------- ---------------
                                                                         (65,603)         10,453
                                                                   --------------- ---------------

Net loss - Deficit Accumulated During Development Stage             $    (91,718)   $   (216,857)
                                                                   =============== ===============

Net Loss per Share                                                  $      (0.04)   $      (0.18)
                                                                   =============== ===============

Weighted Average Number of Shares Outstanding                          2,350,000       1,200,000
                                                                   =============== ===============










            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
           Condensed Statements of Operations and Accumulated Deficit
                                   (Unaudited)




                                                                                                      Inception
                                                                                                    (April 1994)
                                                                     For the Nine Months Ended           to
                                                                           September 30,            September 30,
                                                                   -------------------------------
                                                                        2000            1999            2000
                                                                   --------------- --------------- ----------------

Product and Service Revenues                                        $       --      $     48,513    $    443,026
                                                                   --------------- --------------- ----------------

Operating Expenses:
   Product Deployment and Research and Development                       154,911         188,135       1,769,915
   Sales and Marketing                                                   134,269         131,819         753,643
   General and Administrative                                            303,761         340,870       2,020,725
                                                                   --------------- --------------- ----------------
     Total Operating Expenses                                            592,941         660,824       4,544,283
                                                                   --------------- --------------- ----------------

Operating Loss                                                          (592,941)       (612,311)     (4,101,257)
                                                                   --------------- --------------- ----------------

Other Expense (Income):
   Interest Expense                                                       23,830          53,287         283,682
   Interest Income                                                      (157,217)           --          (161,636)
                                                                   --------------- --------------- ----------------
                                                                        (133,387)         53,287         122,046
                                                                   --------------- --------------- ----------------

Net loss - Deficit Accumulated During Development Stage             $   (459,554)   $   (665,598)   $ (4,223,303)
                                                                   =============== =============== ================

Net Loss per Share                                                  $      (0.21)   $      (0.55)   $      (3.20)
                                                                   =============== =============== ================

Weighted Average Number of Shares Outstanding                          2,222,000       1,200,000       1,319,000
                                                                   =============== =============== ================








            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
             Condensed Statements of Stockholders' Equity (Deficit)
                                   (Unaudited)




                                       Common Stock            Preferred Stock        Additional
                                -----------------------------------------------------  Paid-In      Accumulated
                                   Shares       Amount        Shares       Amount       Capital       Deficit
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, Inception (April 1994)         --    $      --           --     $      --    $      --    $        --
   Sale of Stock                   1,230,000       12,300         --            --        693,831           --
   Net Loss                             --           --           --            --           --         (417,348)
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, December 31, 1994         1,230,000       12,300         --            --        693,831       (417,348)
   Sale of Stock                     525,000        5,250         --            --        352,250           --
   Net Loss                             --           --           --            --           --         (333,017)
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, December 31, 1995         1,755,000       17,550         --            --      1,046,081       (750,365)
   Sale of Stock                     122,600        1,226         --            --        243,974           --
   Net Loss                             --           --           --            --           --         (398,389)
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, December 31, 1996         1,877,600       18,776         --            --      1,290,055     (1,148,754)
   Sale of Stock                     162,750        1,628         --            --        323,873           --
   Net Loss                             --           --           --            --           --       (1,150,160)
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, December 31, 1997         2,040,350       20,404         --            --      1,613,928     (2,298,914)
   Sale of Stock                       2,500           25        4,968       596,120        4,975           --
   Conversion of Preferred
     Stock                           298,060        2,980       (4,968)     (596,120)     593,139           --
   Reverse Stock Split            (1,440,910)     (14,409)        --            --         14,409           --
   Net Loss                             --           --           --            --           --         (671,330)
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, December 31, 1998           900,000        9,000         --            --      2,226,451     (2,970,244)
   Sale of Stock                     300,000        3,000         --            --        474,619           --
   Net Loss                             --           --           --            --           --         (793,505)
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, December 31, 1999         1,200,000       12,000         --            --      2,701,070     (3,763,749)
   Sale of Stock                   1,150,000       11,500         --            --      5,665,004           --
   Net Loss                             --                        --            --           --         (459,554)
                                ------------  ------------  -----------  -----------  -----------  -------------

Balance, September 30, 2000        2,350,000  $    23,500         --     $      --    $ 8,366,074  $  (4,223,303)
                                ============  ============  ===========  ===========  ===========  =============






            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                        (A Development Stage Enterprise)
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                                      Inception
                                                                     For the Nine Months Ended       (April 1994)
                                                                           September 30,                  to
                                                                   -------------------------------  September 30,
                                                                        2000            1999             2000
                                                                   --------------- --------------- -----------------

Cash Flows from Operating Activities
   Net Loss                                                         $   (459,554)   $   (665,598)   $ (4,223,303)
   Adjustments to Reconcile Net Loss to Net Cash Used
     by Operating Activities:
       Depreciation                                                         --            64,059         330,072
       (Increase) Decrease:
         Inventory                                                          --              --              --
         Gain on Disposition of Assets                                      --              --             3,488
         Other Assets                                                     68,791            --           (78,637)
       Increase (Decrease):
         Accounts Payable                                               (347,940)        160,826          95,134
         Accrued Liabilities                                            (117,520)         48,725          10,316
                                                                   --------------- --------------- -----------------

           Net Cash Used by Operating Activities                        (856,223)       (391,988)     (3,862,930)
                                                                   --------------- --------------- -----------------

Cash Flows from Investing Activities
   Purchase Short-Term Investments                                    (4,041,651)           --        (4,041,651)
   Purchase of Property and Equipment                                       --            (7,836)       (333,560)
                                                                   --------------- --------------- -----------------

     Net Cash Used by Investing Activities                            (4,041,651)         (7,836)     (4,375,211)
                                                                   --------------- --------------- -----------------

Cash Flows from Financing Activities
   Sale of Stock                                                       5,676,504         396,487       8,389,574
   Decrease in Book Overdraft                                               --           (27,513)           --
   Payments on Short-Term Debt                                          (329,643)           --          (329,643)
   Payments on Long-Term Debt                                           (317,071)        (31,313)     (1,079,836)
   Proceeds from Short-Term Debt                                            --           226,643         329,643
   Proceeds from Long-Term Debt                                             --              --         1,081,857
                                                                   --------------- --------------- -----------------

     Net Cash Provided by Financing Activities                         5,029,790         564,304       8,391,595
                                                                   --------------- --------------- -----------------

Net Change in Cash                                                       131,916         164,480         153,454
Cash at Beginning of Period                                               21,538            --              --
                                                                   --------------- --------------- -----------------

Cash at End of Period                                               $    153,454    $    164,480    $    153,454
                                                                   =============== =============== =================








            See Accompanying Notes to Condensed Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1 - Interim Financial Information

         The accompanying condensed financial statements are unaudited but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 1999 Form 10-KSB filed with the Securities and Exchange Commission.

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