Form 10KSB
period 2000-12-31
PRECIS SMART CARD SYSTEMS INC
filed 2001-04-02
CIK 1017440

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000

                                   ----------

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

                                   ----------

         Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                Name of each exchange on which registered
    -------------------                -----------------------------------------
Common Stock, $.01 Par Value                    Boston Stock Exchange

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 Par Value

                                   ----------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the year ended December 31, 2000 were $595,182.

The aggregate market value of the issuer's common stock, $.01 par value, held by non-affiliates of the issuer as of March 26, 2001, was $7,270,998 based on the closing bid price on that date as reported by the Nasdaq Stock Market, Inc. on the Nasdaq SmallCap Market. As of March 26, 2001, 2,850,000 shares of the issuer's common stock, $.01 par value, were outstanding.

                         PRECIS SMART CARD SYSTEMS, INC.
                                   FORM 10-KSB
                   For the Fiscal Year Ended December 31, 2000

                                TABLE OF CONTENTS

Part I.
Item 1.        Description of Business.............................................    3
Item 2.        Description of Property.............................................   19
Item 3.        Legal Proceedings...................................................   20
Item 4.        Submission of Matters to a Vote of Security Holders.................   20

Part II.
Item 5.        Market for Common Equity and Related Stockholder Matters............   21
Item 6.        Management's Discussion and Analysis or Plan of Operation...........   24
Item 7.        Financial Statements ...............................................   27
Item 8.        Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure............................................   27

Part III.
Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act...................   27
Item 10.       Executive Compensation..............................................   30
Item 11.       Security Ownership of Certain Beneficial Owners and Management......   33
Item 12.       Certain Relationships and Related Transactions......................   34
Item 13.       Exhibits and Reports on Form 8-K....................................   35
SIGNATURES.........................................................................   37

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; and changes in, or the failure to comply with, and government regulations.

                                     PART I

Item 1. Description of Business

      Background. Effective December 7, 2000, pursuant to a merger-acquisition transaction our wholly-owned subsidiary acquired Foresight, Inc. Completion of the merger-acquisition resulted in Foresight, Inc. merging into our subsidiary and the subsidiary then changing its name to Foresight, Inc. Prior to this merger-acquisition, we, at Precis Smart Card Systems, Inc., designed, marketed, implemented and serviced custom memory and microprocessor card products, known as smart cards, on which information and software can be stored. As a result of this acquisition, our business focus and product offerings became those of Foresight and our smart card technology and products began to be offered primarily in conjunction with and as enhancements to Foresight's products and services. Since its formation in July 1992, Foresight has offered membership service programs utilized by third-party vendors for marketing enhancement of their products and services.

Membership Service Program Industry Overview

      Membership service programs are increasingly utilized by vendors for the marketing of their products and services. Membership service programs offer selected products and services from a variety of vendors with the objective of enhancing the existing relationship between businesses and their customers. These programs are offered and sold in connection with point-of-sale transactions or by various methods of direct marketing. We believe that membership service programs is one of the fastest growing areas of direct marketing. When designed, marketed and managed effectively, membership service programs can be of significant value to:

o     consumers who become members of the membership program;

o     vendors through sales and marketing of their products and services; and

o clients through which the program memberships are offered and sold in connection with other point-of-sale transactions through sharing in the membership fees, or through receipt of royalties and fees when offered utilizing clients' customer lists.

      Consumers are increasingly confronted with a growing number of product and service choices that are advertised and offered to consumers through media ranging from network and cable television to traditional print media to the Internet. Furthermore, increasingly consumers, especially dual income couples, have limited time to devote to making informed and efficient purchasing decisions. We believe that a well-designed membership service program provides the benefits of allowing consumers to make purchase decisions on a more informed, efficient and convenient basis through access to the information services, discounted products and services, and other types of assistance offered by such programs.

      Product vendors and service providers are seeking more cost-effective and efficient methods to expand their customer base and market share than through the traditional mass-marketing channels of distribution. In addition, they are seeking to reach new customers, strengthen relationships with existing customers and generate new, predictable recurring sources of revenues. We believe membership service programs provide vendors a viable, cost-effective alternative to the traditional mass-marketing distribution channels.

      Historically, issuers of credit cards have been the most prevalent users of membership service programs. However, in recent years there has been a significant increase in the use and offering of membership programs by other businesses, including rental-purchase companies, retailers and employers. In most cases, these businesses seek professional marketing assistance to successfully design, market and manage the membership service programs they offer. These marketing firms, like ours, are able to:

o apply advanced database systems to capture, process and store consumer and market information;

o develop consumer profiles and purchasing trends, both in terms of products and services;

o     use their experience to provide effective membership service programs; and

o     realize economies of scale.

      In addition, a general requirement of the designer and provider of membership service programs is that the provider of such programs have the expertise to continue to introduce unique new programs. In addition, in some cases, the businesses expect the provider of membership service programs to have such resources as extensive vendor networks and experienced management teams, in order to not only design the program but also to market the programs quickly and successfully at the retail level.

Our Solution

      We design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided our and third-party vendors' products and services. We believe that our clients, their customers and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Memberships in our programs are offered in two ways. If the memberships are sold by an organization, generally in connection with a point of sale transaction, we refer to these programs and membership sales as wholesale programs. On the other hand, if the memberships are sold by us through direct contact with the consumer (via direct mail or other direct marketing distribution), we refer to these programs and membership sales as retail programs and sales. Substantially all of our membership service programs are offered and sold at wholesale by clients engaged in the rental-purchase industry. During 1999 all of Foresight's revenue was attributable to wholesale program sales, while during 2000 wholesale and retail program sales accounted for 98% and 2%, respectively, of Foresight's revenue. We intend to focus our future efforts on the design and marketing of wholesale programs for clients in numerous industries, some of which will utilize our smart card technology and products as enhancements.

      Through the design of our programs, we seek to address our clients' desires to obtain another source of income from these clients' customers through membership sales. In return for the wholesale sale of memberships, our clients collect the weekly or monthly membership fees and retain 40% to 80% of such fees. The balance of these membership fees, 20% to 60%, is remitted to us. With respect to retail membership sales, clients providing the customer lists are entitled to royalties on sales to the clients' listed customers. The royalty payments range from 10% to 50% of the membership fees. The programs are designed and managed to strengthen the relationship between our clients and their customers. We believe that our programs offer members an economic, efficient and convenient method for the selection of products and services. Members are entitled to discounts for products and services which may not otherwise be available to them. Vendors of products and services offered and sold through the programs to members are benefitted. Vendors are provided the opportunity to reach a large number of demographically targeted customers or consumers with minimal incremental marketing cost.

      We maximize our marketing efforts by utilizing a database management system to analyze the demographics of clients' customers to establish customer profiles. Based upon these demographics and customer profiles, we design membership service programs that are targeted for specific consumer groups. Typically, we work with a wholesale client to incorporate elements from one or more of the client's standard service programs in the design of a custom program for the client. Memberships in the custom program are offered and sold by the wholesale client to its customers as a value-added feature generally in connection with a point-of-sale transaction.

The wholesale client remits 20% to 60% of the membership fees to us and retains the balance as compensation for having made the sale and serving as collection agent of the fees. Wholesale programs substantially reduce our costs of acquiring new members, which results in higher profit margins in the first year of the program, compared to those obtained through retail offering and sale of memberships.

      With respect to membership service programs offered as retail programs, we utilize our database and experience to introduce new programs, as well as improve existing programs. Retail programs are generally offered through direct mail; however other direct marketing methods are also employed. The offer and sale of retail programs provide clients with a rapid, inexpensive means to test and introduce new concepts, products and services to their customers.

      We use collectively the consumer market or groups represented by our 115 clients and approximately 560,000 members to decrease our costs and to pass economic benefits on to our clients and members, as well as obtain substantial discounts on the vendors' products and services that are available to member-customers. We maintain our service center with a total of five member service representatives. Our service center is available to members, toll free, 24 hours a day, seven days a week. These representatives ensure that members receive high-quality service and help build consumer loyalty with our clients.

Business Objective and Plan

      Our objective is to become one of the leading providers of unique membership service programs. Key elements of our business plan are as follows:

      Continue to Develop Unique Service Programs for Broad Markets. We intend to continue our focus on the development and rapid introduction of unique programs which address the lifestyle needs of large numbers of our clients' customers. We anticipate that this plan will allow us to obtain a larger share of the membership program market, both through existing clients and through new clients who will find our new and unique programs to be valuable to their customers.

      We will continue to expand our existing distribution channels and seek new ones, including large and small banks, savings and loans and other financial institutions, association-based organizations and others. To date, most of our clients are involved in the rental-purchase business. We believe that the rental-purchase industry will continue to experience substantial growth and provide expansion opportunities. We intend consequently to continue to devote significant resources to selling our membership service programs to those companies involved in the rental-purchase industry. In addition, we recently developed new wholesale membership programs for the retail furniture, check cashing, payday loan and consumer finance industries. We also intend to continue development and expansion of our retail membership program offerings. As part of this business plan, we intend to continue to develop service programs that can be easily modified to address the needs of a particular channel of distribution.

      Develop a Recurring Revenue Base. Membership renewals are not a characteristic of or expected with respect to wholesale memberships because the membership is continuous until the member voluntarily terminates the plan or its relationship with a client. Recurring revenue from wholesale clients is dependent upon the client continuously marketing our products to their customer base. Renewals of the retail memberships are generally considered a significant source of recurring revenues with minimal incremental costs of marketing which offers increased profit margins on these membership sales. We intend to continue to focus our efforts on retaining our existing and obtaining new wholesale clients. In addition, we intend to develop relationships with new clients to expand our retail membership revenue.

           Offer High Quality Services. In order to manage our anticipated growth and provide the type of membership services to ensure client and member loyalty, we must and intend to continue investing significantly in our membership services system. We have developed a proprietary computer database system that provides member service representatives on-line information regarding the components of each membership plan and the details a member requires to utilize the benefits. Members can access this system 24 hours a day, 7 days a week. We maintain our membership service center in our offices in Norman, Oklahoma. We also maintain and monitor relationships with our vendors to assure that these vendors are providing high quality products and services in order to enhance the relationship between the member-consumer and the client offering the service program.

      Employment of Technical Solutions. We will continue the development and improvement of our proprietary software utilized to coordinate with clients or, if applicable, vendors to accelerate the delivery of new member information kits and, if applicable, membership billings. Currently, we utilize our membership database management system to model and analyze client lists to identify likely members. In addition, we will continue to invest in state-of-the-art technology in other key areas of our business. These areas include call routing equipment for our membership service support and advanced modeling techniques for use with the customer databases provided to us by our clients.

      Leverage and Develop Multiple Vendor Partners. We will continue our practice of developing dependable relationships with a wide variety of vendors who provide services at substantial discounts. We believe that the key elements of our success is our ability to:

      o     design new service programs;

      o obtain marketing distribution of those service programs to consumers; and

      o provide a high quality, member-friendly interface between the members and the service providers.

      We outsource these products and services from vendors instead of developing the infrastructure to integrate vertically for each new program, thereby preserving program flexibility. As a result, we are able to respond to and quickly develop new programs that address the changing needs of our clients.

      Pursue International Opportunities. We intend to seek international clients, particularly in Mexico, Puerto Rico and Canada, in the near future in order to further expand our client base. We believe that, for the same reasons that membership service programs are growing rapidly in the United States, there is significant demand for such programs in these international markets.

Membership Service Programs

      As of December 31, 2000, we had six service programs that had approximately 560,000 members. Our membership service programs offer members a combination of various insurance products and information and savings opportunities with respect to the available program products and services. The service programs are marketed under the name of the program by the client if a wholesale program or on behalf of the client if a retail program. The programs are designed and developed to capitalize on the client's existing relationship with our customers as a value-added feature. In general, membership fees paid by the member, which may be payable weekly or monthly, range from approximately $2.00 per week to approximately $15.00 per month. Generally, customized service programs are designed for our clients as a variation of our standard service programs. As of December 31, 2000, we had the following six programs:

      Foresight Preferred Customer Club(SM) -- We developed this program specifically for clients in the rental-purchase and retail furniture industry. The program consists of a basic package of consumer benefits, combined with insurance coverage selected by the client. Clients may choose the standard design with accompanying marketing materials, or customize their program using their own name, logo and corporate "look." This program effectively accounted for all of our revenue in 2000.

      Choice (SM) -- Checking Plans -- Faced with increasing competition from larger financial institutions as well as non-bank competitors, the importance of establishing proven, loyalty-building programs is a high priority in the banking industry. We developed several different programs consisting of various insurance, travel and discount benefits designed to appeal to specific segments within the financial institution customer base including students and middle income and age market, high-balance affluent and mature market customers. Each program is typically offered in conjunction with several financial services offered by the financial institution itself. In some Choice Checking programs, we include the Precis-Instacare emergency medical card as one of the value added membership benefits. The Precis-Instacare card is a smart card that stores certain emergency medical information that may be accessed by emergency personnel via a hand-held smart card reader or via a toll free telephone number.

      Cash-In Club (SM) -- We developed this program specifically for clients in the consumer finance industry. The program consists of a basic package of insurance, health and other consumer-oriented benefits. As with all of our programs, the client has the option of providing additional benefits. Clients may choose the standard design with accompanying marketing materials, or customize their program using their own name, logo and corporate "look."

      In Good Health (SM) -- We developed In Good Health to appeal to the concern about rising healthcare costs. The program includes access to national discount networks for prescription drugs, dental services and vision products. This program also can be packaged with other products such as telephone access to a 24-hour nurse advisory service. We market In Good Health on a retail basis to associations and employee groups. The program can also be offered directly to consumers through direct marketing distribution.

      NameSafe (SM) -- We developed NameSafe to appeal to consumer concerns about identity crime. The program includes access to the customer's credit report, medical information bureau and social security benefits statement. Customers can also subscribe to a credit monitoring service. We market NameSafe on a retail basis to credit card customers. The program can also be offered directly to consumers through direct marketing distribution.

      VIP Club -- We designed the VIP Club as a supplemental benefits program for employee groups. The program includes access to national discount networks for prescription drugs, dental services and vision products and other consumer-oriented benefits and services. We market the VIP Club on a retail basis to associations and employee groups.

      Foresight has marketed the Preferred Customer Club for over 10 years. The other products listed above have been developed over the last several years and although we do receive revenue on each product listed, the revenue is insignificant in relation to the revenue attributable to Preferred Customer Club sales.

      Those customers that become members of wholesale programs pay the membership fee as part of the weekly or monthly payments made to our client in connection with the primary product or service purchased or rented. With respect to retail service programs, the membership is for one year and may be renewed.

      When customers agree to become a retail program member, they generally receive a trial membership. During the period of the trial membership, the member may use the program's services without any obligation to pay for the services and benefits. Each customer-member is provided or mailed a membership brochure along with a membership card and membership identification number. The brochure summarizes the program products and services offered and lists toll-free telephone numbers that may be used to access service benefits and information. During the trial period, a consumer may elect not to participate in a service offered by calling our toll-free telephone number to cancel the particular service or benefit. Trial memberships are generally for a 30-day period. During the trial membership period, the membership and related benefits may be unconditionally terminated by the member without further obligation.

      If the membership is not canceled during the trial period, the customer-member becomes obligated to pay the membership fee. In the event that the member does not cancel the membership after the initial membership term, such member generally receives a renewal kit in the mail in advance of each membership termination date and is charged for the succeeding year's membership fee. During the course of an initial annual membership term or renewal term, a member is free to cancel a membership during the first 30 to 60 days of membership.

      Our wholesale membership programs are offered by our clients in connection with point-of-sale transactions and are presented to the customer as a value-added benefit of doing business with the client. The customer relationships with our clients are generally short term and typically on an infrequent basis. Therefore, there is not an extended client-customer relationship. For offering and selling the memberships in a wholesale program, the clients retain 40% to 80% of the membership fee and remit the balance to us.

      In comparison, we offer the retail membership programs to potential members obtained from customer lists provided by its clients. Generally, clients and customers have an existing and often long-term relationship. Our clients provide lists of consumers which are added to our computerized database system to model, analyze and identify potential members. For such customer lists, our clients are paid a royalty from the initial and renewal membership fees collected by us from the members listed in the clients' customer lists. These royalties are from 10% to 50% of the membership fees.

      In combination with our product development and marketing group and the clients' sales and marketing groups, we develop strategies for new product and service offerings. Our management team, working with our clients, develops and refines new program concepts and introduces the new program. We believe that this method of product development allows us to respond quickly and effectively to market demand for new programs. We also believe that our programs are unique with respect to the variety and quality of particular products, services, discounts and other features that these programs offer. By bundling and reconfiguring various features of our standard programs, we can customize a program to the particular needs and demands of our clients. Our standard programs contain the following features:

      Member Service

      We believe that providing high quality service to program members is extremely important. This member service encourages membership sales and strengthens the relationship of the members and the client which offered the service program. We maintain our service center in Norman, Oklahoma, with a total of five membership service representatives. Our service center is available to members, toll free, 24 hours a day, seven days a week. All new membership service representatives must complete a comprehensive training course and receive on-the-job training. Through our training programs, systems and software, we seek to provide members with friendly, rapid and effective answers to questions. We also work closely with our clients' customer service staffs to ensure that their representatives are knowledgeable in matters relating to our membership service programs.

      Technology

      Substantial investments have been made in our information management systems. Accordingly, our proprietary software is designed to accept our clients' customer databases for review, analysis and modeling in order to develop customer profiles and identify potential members. We receive monthly new member information from our clients. If the new member information is obtained in connection with a retail membership program offering, such information is also routed to our member fulfillment personnel and member information kits are mailed to the new members. The information management system also receives confirmation of billing data from our merchant processors on a regular basis, permitting us to update the status of each member, including member profile information.

      Fulfillment

      In some cases the program products and services offered to members are provided directly to the members by independent vendors. We only select and utilize those vendors that we believe can cost-effectively deliver high quality products and services. Our programs generally provide vendors significant volume demand with correspondingly minimal associated marketing expense. Accordingly, vendors gain access and marketing exposure to our membership base. In exchange for such access and marketing exposure, pursuant to our contractual arrangements, vendors offer discount prices to our membership base. We receive no material payments from these vendors for rendering services to our program members. In certain cases, we pay our vendors a fee based on the volume of members in our program or based on other agreed upon factors. For example, we pay an automotive service provider a fee based on the number of active members in the program, pay an insurance carrier premiums based on the number of active members in various wholesale plans and pay fees to the providers of the health services related discounts based on the number of active members in that program. The aggregate of all such fees paid during 2000 since the merger-acquisition of Foresight, Inc. was approximately $365,000.

      Our vendor contracts are generally for a one-year term, with subsequent one-year renewal terms at our option. Vendors may cancel their contracts with us but, in most cases, only for cause and subject to notice provisions to provide time to locate a substitute vendor. Most of our vendor contracts are non-exclusive, but have requirements that the vendors maintain the confidentiality of the terms of the contract. We believe that the establishment of a vendor network can be used in programs developed for clients in a number of different distribution channels.

      We provide no assurance that, in the event a vendor ceases operations, or terminates, breaches or chooses not to renew its agreement with us, a replacement vendor can be retained on a timely basis, if at all. In addition, vendors are independent contractors and the level and quality of services provided are not within our control. Any service interruptions, delays or quality problems could result in customer dissatisfaction and membership cancellations, which could have a material adverse effect on our business, financial condition and results of operations.

      Sales and Marketing Channels

      We generally outsource the offering of memberships and do not make direct solicitations. With respect to wholesale programs, the client in a point-of-sale transaction offers the membership to its customer as a value-added feature. Under these programs, the client offering the memberships is responsible for marketing, usually with our assistance. We do not pay the marketing costs of membership solicitation and sales. In some cases, the client may provide wholesale memberships to our customers free of charge and pay the periodic membership fee for each customer. In other cases, the client may charge a reduced fee to its customer.

      With respect to membership interests other than in wholesale programs, we solicit members utilizing direct marketing methods, including direct mail, as a solo piece mailed either at our expense or at the client's expense. Our direct marketing solicitations are made to potential members based upon customer lists and information provided by our clients.

      Our sales strategy is to establish and maintain long-term relationships with our clients. Through employment of our sales process, we determine how client needs can be addressed by our membership service programs. We attempt to build upon our existing customer relationships by integrating and cross-selling our various membership service programs. The term of the sales cycle for a new service program varies and can be six months or more. At December 31, 2000, our client sales force consisted of two executives and five sales representatives and support staff.

      Our business is highly dependent on telephone service provided by various local and long distance telephone companies. Any significant interruption in telephone services could adversely affect us. Additionally, limitations on the ability of telephone companies to provide increased capacity that we may require in the future, if any, could adversely affect our business, financial condition and results of operations. Rate increases imposed by these telephone companies will increase our operating expenses and could materially adversely affect our business, financial condition and results of operations.

Client Contractual Arrangements

      Our ability to market memberships is dependent upon continuing and establishing new client relations. The arrangements with our clients are pursuant to written agreements which set forth our and the client's responsibilities, obligations, and entitlements, including collection of membership fees and, as applicable, payment of royalties. Clients that sell wholesale memberships generally are required to collect the membership fee and remit 20% to 60% of the memberships fee to us and are entitled to retain the balance. Our client contracts are generally for an initial term of two years, which is automatically extended for a term of one year following the initial term. These contracts are subject to termination upon 90-days' written notice prior to expiration of the initial term or the extended term. Pursuant to these contracts, our clients are excluded from offering and selling similar membership service programs. Upon such termination, we generally do not have any continuing relationship with the client's customers, although we are entitled to continue to receive our portion of the membership fees as collected by the retail client. Furthermore, for one year following termination of the contract, a retailer is not permitted to offer programs that are similar to our membership programs.

      With respect to those memberships sold by us pursuant to direct marketing methods, we obtain substantially all customer marketing information from customer lists supplied by our clients. Clients provide these lists for use in marketing a single, specific program which has been pre-approved by the client. Pursuant to contractual arrangements with these clients, we are obligated to collect the membership fees and remit 10% to 50% of such membership fees to the client that provided the customer list used to solicit the membership sales. Under our contractual arrangements with these clients we typically have the right to continue providing membership services directly to the client's customers even if the client terminates the contract. Our ability to market new retail programs to an existing customer base or an existing retail program to a new customer base is dependent on first obtaining approval from a client.

      Approximately 75% of our revenues for the year ended December 31, 2000 was attributable to members obtained through wholesale solicitation and sales by one customer. We do not currently have a contractual arrangement with this client.

      Client relationships generally are developed over an extended period of six months or more. These relationships generally are based in part on professional relationships and the reputation of our management and marketing personnel. As a result, client relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in personal relationships. Consequently, because the relationships with our clients are pursuant to contractual arrangements that are subject to termination, we provide no assurance that:

      o one or more of our key or other clients will not terminate its relationship with us;

      o if applicable, that clients will provide additional customer lists for use in our further marketing of new or existing membership programs; or

      o     clients which terminate will replaced on a timely basis, if at all.

Any one of the foregoing could have an adverse effect upon our business, financial condition and results of operations.

Smart Card Technology and Products

      We design, market, implement and service custom memory and microprocessor card products, known as smart cards, on which information and software can be stored. Through our research efforts, we have developed a library of reusable computer software components for a variety of personal computer and embedded applications all centered on smart card technology. Our technology enables electronic commerce in closed-system environments for point-of-sale transactions and other uses. These products include the Precis Health Card System(TM) and Precis-Instacare Card, both healthcare smart card systems; PrecisCache(TM), a fixed-value smart card system; PrecisReserve(TM), a reloadable stored-value smart card system; and PrecisPersona(TM), a smart-card based customer loyalty and rewards system. Our smart card products and services include full service hardware integration and software development and implementation from the point-of-sale to back-end processing for electronic commerce.

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

      Access and Security Key Cards -- These cards are used to store and access identification and authentication information, including biometrics and encryption technology, including digital certificates, for control of physical access, online access and facilitating secured commerce on intranets and the Internet.

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

      We regard our smart card software as proprietary and license our products generally under written license agreements executed by licensees. We also employ an encryption system which restricts a user's access to source codes to further protect our intellectual property. Because our products allow customers to customize their applications without altering source codes, the source codes for our products are typically neither licensed nor provided to customers.

      We have applied for registration of our Precis Health Card System(TM) trademark. We have no patents or patent applications pending. Currently, we rely on a combination of copyright, trademark and trade secret laws to protect our products. Despite these precautions, it may be possible for unauthorized parties to copy portions of our products or reverse engineer or obtain and use information that we regard as proprietary.

      As of December 31, 2000, our smart card product development staff consisted of one employee. Our total expenses for product development and deployment during 2000 and 1999 were $44,392 and $230,828, respectively.

Our customers have not borne any portion of our product development and deployment expenses. We anticipate that our commitment of resources to smart card product development in the future will not be significant.

Government Regulation

      Our operations are subject to various federal, state and local requirements which affect businesses generally, including taxes, postal regulations, labor laws, and environment and zoning regulations and ordinances. We may use telemarketing as a method of direct marketing of retail membership service programs. The telemarketing industry is increasingly subject to federal and state regulation as well as general public scrutiny and criticism. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994 and Federal Trade Commission regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the Federal Trade Commission and state attorney generals have authority to prevent telemarketing activities that constitute "unfair or deceptive acts or practices." Furthermore, a number of states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. We provide no assurance that any such laws, if enacted, will not adversely affect or limit our current or future operations.

      Compliance with federal and state regulations is generally our responsibility. The membership programs industry is especially susceptible to charges by the media of regulatory non-compliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current as well as newly enacted or adopted federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

      o non-compliance may cause us to become the subject of a variety of enforcement or private actions for non-compliance;

      o compliance with changes in applicable regulations could materially increase the associated operating costs;

      o non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

      o non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation, client relationships and the relationship with program members and consumers in general.

Competition

      The environment within which we operate is intensely competitive and subject to rapid change in general. To maintain or increase our market share position, we must continually enhance our current product offerings, introduce new product features and enhancements, and expand our client service capabilities. We currently compete principally on the basis of the specialized nature of our products and services.

      Competition in the membership services market for clients is intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our competitors as well as the providers of such products and services through other channels of distribution. Through contractual arrangements with a competitor, potential clients may be prohibited from contracting with us to design a membership program if the services or products provided by our program are similar to, or merely overlap with, the services or products provided by an existing competitor program. Although not permitted under the current agreements with our clients, in the future some of our clients may provide, either directly or through third parties, programs offered by our competitors that directly compete with our programs. Competition for new members is also intense, particularly as the market becomes saturated with customers who are already members of competing programs.

      Our principal competitors are Cendant Corporation, Memberworks, Inc., Nationwide Club Administrators, Inc., Encore International, Inc. and Consumer Benefit Services, Inc. Our other competitors include large retailers, travel agencies, financial institutions, and other organizations which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources. We believe that the principal competitive factors, many of which are not within our control, in the membership services industry include:

      o the ability to identify, develop and offer unique membership service programs,

      o     the quality and breadth of the programs offered,

      o     membership fees,

      o     prices of products and services offered,

      o     marketing expertise,

      o     the ability to hire and retain employees,

      o the development by others of membership service programs that are competitive with our programs,

      o the price at which competitors offer comparable membership programs and the products and services of these programs, and

      o     responsiveness to customer needs.

      To date, we have effectively competed with our competitors. However, there is no assurance that:

      o our competitors will not increase their emphasis on programs similar to our programs to more directly compete with us,

      o our competitors will not provide programs comparable or superior to our programs at lower membership prices,

      o our competitors will not adapt more quickly to evolving industry trends or changing market requirements,

      o     new competitors will not enter the market, or

      o     other businesses will not themselves introduce competing programs.

This increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

      In addition, we and other providers of membership programs compete for client marketing budget dollars and, in particular, other forms of direct marketing activities, such as direct mail. In recent years, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. As widely reported, electronic interactive commerce via the Internet and through the World Wide Web has and probably will continue to grow significantly. To the extent such growth occurs, it could have a material adverse effect on the demand for membership programs.

Employees

      As of December 31, 2000, we employed 18 persons on a full-time basis and 4 on a part-time basis. Our future performance depends in significant part upon the continued service of our key technical and management personnel and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

              ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

      The following factors and the matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not

o     adversely affect

      o     the market price of our common stock,

      o     our future operations,

      o     our business,

      o     our financial condition, or

      o     our results of operations,

o     require significant reduction or discontinuance of our operations,

o     require us to seek a merger partner or

o require us to sell additional stock on terms that are highly dilutive to our shareholders.

Cautionary Statement Relating to Forward Looking Information

      We have included some forward-looking statements in this section and other places in this report regarding our expectations. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they:

o     discuss our future expectations;

o contain projections of our future operating results or of our future financial condition; or

o     state other "forward-looking" information.

      We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.

Assumption of Contingent Tax Liability

      In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc., purchased the outstanding common stock Foresight, Inc. for $4,540,000. Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,532,000 of the purchase price does not qualify for long-term capital gain treatment. These former shareholders reported $4,532,000 of the purchase price as long-term capital gain. In connection with our merger-acquisition of Foresight, Inc., we assumed the indemnification obligation of Universal Marketing Services. Upon examination the Internal Revenue Service may take the position that a portion of the $4,532,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate. In the event the Internal Revenue Service successfully asserts that long-term capital gain classification was improper, we will be required to indemnify the former shareholders.

Dependence on Clients

      In carrying out our program marketing activities, we are dependent upon our clients utilizing our services to design membership programs for customers. Each marketing program is approved by the client prior to presentation to the client's customers.

      Since our merger-acquisition of Foresight, Inc., approximately 75% of our revenues during 2000 were attributable to membership programs of Rent Way, Inc. We do not currently have a contractual arrangement with Rent Way and as such, they could cancel the membership program without prior notice. Other client relationships that are pursuant to written contracts typically may be terminated by us or the client upon 90 days' notice prior to the initial two-year anniversary or the one-year anniversary date thereafter without cause and without penalty. Generally, upon such termination, the client may not offer similar products or services for a one-year period; however, we are not prohibited from continuing to offer or provide membership services and products directly or indirectly to the client's individual customers. If the agreement is terminated for our default, we are prohibited from renewing memberships and the client has the right to cause us to terminate our relationship with existing program members. Events that constitute default include events outside our control, including acts and omissions by our third-party product and service vendors or providers. We can not provide any assurance that our principal client and other clients will not terminate their relationships with us or that clients will provide additional customer lists for our use in further marketing of new or existing membership programs.

Development of Client Relationships

      Our client relationships are based in part on professional relationships and the reputation of our management and marketing personnel. Consequently, client relationships may be adversely affected by events beyond our control, such as departures of key personnel and alterations in professional relationships, and lost clients may not be replaced on a timely basis, if at all.

      The loss of any client for any reason, particularly our client that accounted for more than 70% of our revenues during 2000, could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Membership Renewals

      Generally, during the initial year of an individual membership program, as compared to renewal years, the program generates minimal cash flows due to higher marketing costs associated with initial member procurement. Furthermore, a higher percentage of cancellations occurs during the initial membership period as compared to renewal periods. Accordingly, our revenues and profitability from membership programs depend on recurring and sustained membership renewals. Renewal rates are inherently uncertain. There are a number of factors affecting renewals, many of which are not within our control, including changing member preferences, competitive price pressures, general economic conditions and customer satisfaction. We do not provide any assurance that a particular membership program will generate sufficient renewals to become profitable or that memberships, if renewed, will not be subsequently canceled. Failure of one or more of a client's membership programs to generate recurring and sustained membership sales or renewals may have a material adverse effect on our business, financial condition and results of operations.

Competition

      Competition is intense in the membership services market for clients. We offer membership programs that provide products and services similar to or directly compete with products and services offered by our competitors as well as the providers of such products and services through other channels of distribution. Through contractual arrangements with a competitor, potential clients may be prohibited from contracting with us to design a membership program if the services or products provided by our program are similar to, or merely overlap with, the services or products provided by an existing competitor's program. In the future some of our clients may provide, either directly or through third parties, programs offered by our competitors that directly compete with our programs. Competition for new members is also intense, particularly as the market becomes saturated with customers who are already members of competing programs. There can be no assurance that:

o our competitors will not increase their emphasis on programs similar to those offered by us and more directly compete with them;

o     new competitors will not enter the market; or

o     other businesses will not themselves introduce competing programs.

      Many of our competitors have substantially larger customer bases and greater financial and other resources. We can not provide any assurance that our competitors will not provide programs comparable or superior to the client programs designed by us at lower membership prices or adapt more quickly to evolving industry trends or changing market requirements. Also, strategic alliances among competitors may emerge resulting in concentration of market share. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

New Program Introductions

      A critical element of our marketing business is the ability to develop and successfully introduce new membership programs that meet the needs of clients and generate consumer interest. Our failure to design and provide new programs to clients in a timely manner could result in loss of clients and market share to our competitors. In addition, a client's introduction or announcement of new programs, whether designed by us or our competitors, may render our existing programs noncompetitive or obsolete, or result in a delay or decrease in orders as customers evaluate new programs or select the new programs as an alternative to existing programs. Thus, the announcement or introduction of new competitive programs, whether offered by us or our competitors, or our failure to design or the clients' failure to introduce new programs which have broad consumer appeal, could have a material adverse effect on our business, financial condition and results of operations.

Dependence on Vendors

      We and most of our clients depend on independent third-party vendors to provide products and services to program members. In addition, we depend on our clients to market our membership programs. Our arrangements with vendors generally may be terminated by the vendor with limited prior notice. There is no assurance that, in the event a vendor ceases operations, or terminates, breaches or chooses not to renew its agreement with a client or us, a replacement vendor could be retained on a timely basis, if at all. In addition, vendors are independent contractors and the level and quality of services provided is not within our control. Any service delays, interruptions, or quality problems could result in customer dissatisfaction and membership cancellations that could have a material adverse effect on our business, financial condition and results of operations.

Dependency on Retailers

      The success of our marketing activities is dependent in large part on continued demand for our marketing program design capabilities as well as the economic conditions of the industries served by our clients or prospective clients. In particular, programs designed by Foresight, Inc. and marketed by its clients in the rental-purchase industry accounted for substantially all of its revenues in 2000 and 1999. A significant downturn in the rental-purchase industry as well as any other industry served by our clients or an industry trend to reduce or eliminate the use of membership programs would have a material adverse effect on our business, financial condition and results of operations.

Membership Program Industry; Impact of the Internet and Other Competing
Industries

      We, like all other providers of consumer membership programs, compete for client marketing budget dollars with other marketing activities and, in particular, other forms of direct marketing activities, such as direct mail or delivery distribution. More recently, there have been significant advances in new forms of direct marketing, such as the development of interactive shopping and data collection through television, the Internet and other media. As widely reported and predicted, electronic interactive shopping and information exchange on the World Wide Web has and continues to proliferate significantly. To the extent such proliferation continues, electronic shopping on the Internet and the World Wide Web may have a material adverse effect on the demand for membership service programs.

Reliance on Computer and Communications Systems; Technology Obsolescence

      Our business is highly dependent on our computer and telecommunications systems and any temporary or permanent loss of either system, for whatever reason, could have a material adverse effect on our business, financial condition and results of operations. In addition, the technologies on which we are dependent to compete effectively and meet our clients' needs are rapidly evolving and in many instances are characterized by short product life cycles or innovation. As a result, we are dependent on ongoing, significant investment in advanced computer and telecommunications technology and its ability to anticipate and adapt to technological shifts. There is no assurance that we will be successful in anticipating or adapting to technological changes or in selecting and developing new and enhanced technology on a timely basis.

Dependence on Telephone Service

      The marketing of products and services to and support of program members is highly dependent on telephone services provided by various local and long distance telephone companies. Our business, financial condition and results of operations could be adversely affected by any one of the following:

o     any significant interruption in telephone services;

o limitations on the ability of telephone companies to provide us with increased capacity that may be required in the future, if any; and

o rate increases imposed by these telephone companies and the corresponding increases in operating expenses.

Government Regulation; Adverse Publicity

      Although historically utilized to a limited extent, our membership programs are sometimes marketed via telemarketing. The telemarketing industry is subject to an increasing amount of federal and state regulation as well as general public scrutiny. The Federal Telephone Consumer Protection Act of 1991 limits the hours during which telemarketers may call consumers and prohibits the use of automated telephone dialing equipment to call certain telephone numbers. The Federal Telemarketing and Consumer Fraud and Abuse Prevention Act of 1994, and Federal Trade Commission regulations promulgated thereunder, prohibit deceptive, unfair or abusive practices in telemarketing sales. Both the Federal Trade Commission and state attorney generals have authority to prevent telemarketing activities that constitute Aunfair or deceptive acts or practices." Additionally, some states have enacted laws and others are considering enacting laws targeted directly at telemarketing practices. We provide no assurance that any such laws, if enacted, will not adversely affect or limit our operations.

      We are required to comply with federal and state regulations. The membership programs industry is especially susceptible to charges by the media of regulatory non-compliance and unfair dealing. Often the media publicizes perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current as well as newly enacted or adopted federal and state regulations may have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

o non-compliance may cause us to become the subject of a variety of enforcement or private actions for non-compliance;

o compliance with changes in applicable regulations could materially increase the associated operating costs;

o non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

o non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation, client relationships and the relationship with program members and consumers in general.

Item 2.    Description of Property

      Our offices and operations are located in 11,180 square feet at 2500 South McGee Drive, Norman, Oklahoma 73072. The offices are occupied under a lease agreement with Onward, L.L.C., which expires December 31, 2004 and requires payment of monthly rent of $13,812. Onward, L.L.C. is wholly-owned by Paul A. Kruger, our Chief Executive Officer and Chairman of the Board. We consider the space in which our offices are occupied to be adequate for our current needs. In the event we are required to relocate our office upon termination of the existing lease, we believe other office space is available under favorable leasing terms in Norman, Oklahoma.

Item 3.    Legal Proceedings

      In the normal course of business, we may become involved in litigation or in settlement proceedings relating to claims arising out of our operations. We are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Federal Trade Commission Legal Proceedings

      In July 1999, the Federal Trade Commission commenced an investigation of the telemarketing of credit card registration services by Universal Marketing Services, Inc. On June 28, 2000, the Federal Trade Commission filed a complaint in the United States District Court for the Western District of Oklahoma against Universal Marketing Services, Inc. and its President, Steven Brett Wimberley. Universal Marketing Services was formerly the parent of Foresight, Inc. and managed its operations. The investigated telemarketing activities were conducted by an unrelated third party pursuant to a written agreement. Under this agreement, the third party agreed to conduct all telemarketing activities in compliance with the rules and regulations of the Federal Trade Commission. The Federal Trade Commission would not limit its investigation to or agree only to pursue the third party. To avoid prolonged litigation and the associated expenses, Universal Marketing Services and Mr. Wimberley agreed to a stipulated judgment and a $100,000 consent judgment was entered against them.

      Under the terms of the stipulated judgment, Universal Marketing Services and Mr. Wimberley are banned from engaging in, or assisting others in, the promotion, advertising, marketing, offering for sale or sale of any credit card registration or protection services through telemarketing. Additionally, the rights of Universal Marketing Services and Mr. Wimberley to telemarket other products are subject to restrictions and monitoring by the Federal Trade Commission. We were neither the subject of the investigation nor a party to the stipulated judgment. However, our telemarketing activities may become subject to restrictions and monitoring similar to those imposed by the stipulated judgment, whether conducted with Universal Marketing Services, Mr. Wimberley or an unrelated third party.

Item 4. Submission of Matters to a Vote of Security Holders

      At our annual shareholders meeting held on November 29, 2000, the holders of our common stock approved the following:

                                                                                          Number of Votes Cast
                                                                       -------------------------------------------------------
                                                                                                                       Broker
                                                                        For         Against       Abstained          Non-Votes
                                                                       -----        -------       ---------          ---------
The  Agreement  and Plan of Merger,  dated March 21, 2000, as amended,  by and  among  Precis  Smart  Card  Systems,  Inc.,
Precis-Foresight    Acquisition,    Inc.   (a    wholly-owned
subsidiary   of  Precis)   and   Foresight,   Inc.   and  its
shareholders  Paul A. Kruger and Mark R. Kidd,  providing for the merger of  Foresight  into  Precis-Foresight  Acquisition with  the  result  that  Foresight  became  our  wholly-owned
subsidiary...................................................      1,143,717            736           4,889            903,361

The Precis Smart Card Systems, Inc. 1999 Stock Option Plan...      1,099,855         43,628           5,859            903,361

Amendment of our Certificate of Incorporation to provide that the provisions of Section 1090.3 and Sections 1145 through
1155 of the Oklahoma General Corporation Act no longer
apply.................................................             1,736,462          1,746           5,969            308,526

Amendment of our  Certificate  of  Incorporation  to increase the number of  authorized  shares of common  stock,  $.01 par
value per share, to 100,000,000 shares.......................      1,716,997         20,631           6,549            308,526
Election of the following directors:
           Kent H. Webb, M.D.................................      1,736,642          2,211           5,324            308,526
           Larry E. Howell...................................      1,736,942          1,911           5,324            308,526
           Lyle W. Miller....................................      1,735,942          2,911           5,324            308,526
           Michael E. Dunn...................................      1,698,442         40,411           5,324            308,526

Ratification of Murrell Hall McIntosh & Co., PLLP as our
independent accountants for 2000.............................      1,700,067         37,736           5,374            308,526

      Other than the matters mentioned above, no other matters were submitted to vote of our security holders during the fourth quarter of the year ended December 31, 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

      Our common stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market System under the symbol PCIS and is listed on the Boston Stock Exchange under the symbol PCI. Prior to February 9, 2000, there was no public trading market for our common stock. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low sale prices of our common stock during the calendar quarters presented as reported by the Nasdaq SmallCap Market System.

                                           Closing Sale Price
                                           ------------------
                                              Common Stock
                                              ------------
Quarter Ended                              High           Low
- -------------                              ----           ---
March 31, 2000.........................  $10.63         $7.38
June 30, 2000..........................    7.88          3.50
September 30, 2000.....................    4.44          1.88
December 31, 2000......................    2.75          1.00

      On March 26, 2001, the closing sale price of the common stock as quoted on the Nasdaq SmallCap Market was $3.56. On March 26, 2001, there were approximately 720 holders of our common stock.

      The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by

o     variations in quarterly operating results,

o     changes in earnings estimates by analysts,

o developments in the computer software industry generally and more particularly the smart card industry and the industries served thereby,

o adverse earnings or other financial announcements of our customers or clients,

o announcements and introductions of product or service innovations or new contracts by us or our competitors, and

o     general stock market conditions.

      If we fail to meet the minimum requirements, our common stock will be delisted by Nasdaq and the Boston Stock Exchange and will become tradable on the over-the-counter market, which will adversely affect the sale price of our common stock. In order to continued inclusion of our common stock on Nasdaq and the Boston Stock Exchange minimum listing requirements must be met. In the event these minimum requirements for inclusion are not met, our common stock

o will be delisted and no longer included on the Nasdaq SmallCap Market and the Boston Stock Exchange,

o     will then be traded in the over-the-counter market, and

o     may become subject to the "penny stock" trading rules.

The over-the-counter market is volatile and characterized as follows:

o the over-the-counter securities are subject to substantial and sudden price increases and decreases,

o at times the price (bid and ask) information for the securities may not be available,

o if there are only one or two market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces, and

o the actual sale price ultimately obtained for a block of stock may be substantially below the quoted bid price.

Consequently, the market price of our common stock will be adversely affected if our common stock ceases to be included on the Nasdaq SmallCap Market and the Boston Stock Exchange.

      If our common stock is delisted from the Nasdaq SmallCap Market and the Boston Stock Exchange and does not trade on another national securities exchange, our common stock may become subject to the "penny stock" rules. A "penny stock" is generally a stock that

o     is only listed in "pink sheets" or on the NASD OTC Bulletin Board,

o     has a price per share of less than $5.00 and

o     is issued by a company with net tangible assets less than $2 million.

The penny stock trading rules will impose additional duties and responsibilities upon broker-dealers and salespersons recommending the purchase or sale of a penny stock. Required compliance with these rules will

o     materially limit or restrict the ability to resell our common stock, and

o the liquidity typically associated with other publicly traded stocks may not exist.

Dividend Policy

      Our dividend policy is to retain our earnings, if any, to support the expansion of our operations. Our board of directors does not intend to pay cash dividends on our common stock in the foreseeable future. Any future cash dividends will depend on future earnings, capital requirements, our financial condition and other factors deemed relevant by our board of directors.

Initial Public Offering

      On February 8, 2000, our Registration Statement (No. 333-86643) became effective under the Securities Act of 1933 for an offering of 1,000,000 shares of our Common Stock ("shares") and an additional 150,000 shares to cover an over-allotment option granted to Barron Chase Securities, Inc. ("Underwriter"). This offering was closed on February 10, 2000 and 1,150,000 shares were sold. The public offering price was $6.00 per share, resulting in gross proceeds of $6,900,000. The Underwriter received a 10% commission, a 3% non-accountable expense allowance of the gross proceeds and a financial advisory fee of $108,000, or an aggregate of $1,005,000. Additional offering expenses were approximately $218,496 resulting in net proceeds of $5,676,504. The following expenditures have been made from the net proceeds:

o $726,045 to repay principal and interest on borrowings of $607,165 made by us pursuant to promissory notes issued to our shareholders,

o $278,574 to repay accounts payable and accrued liabilities (excluding accrued interest payable and accrued offering costs),

o $95,218 in payment of the out-of-pocket costs of the merger-acquisition of Foresight, Inc. that was completed on December 7, 2000, and

o     $486,673 for working capital;

o the balance has been invested in high grade, short-term interest bearing investments.

      One of our directors, Michael E. Dunn, is a member of the law firm of Dunn, Swan and Cunningham. This firm was paid $254,015 during 2000 for legal services rendered in conjunction with the offering of the shares, a private placement offering, the merger-acquisition of Foresight, Inc. and other legal services rendered during 1998, 1999 and 2000. Also, Kent H. Webb, M.D., one of our directors and the holder of nine promissory notes, was paid the $229,750 outstanding principal sum of these notes and accrued interest of $32,548. Except for the foregoing payments to the law firm and Dr. Webb, no part of the offering expenses or net proceeds was directly paid to our (a) directors, officers, or their associates; (b) 10% or greater shareholders, or (c) affiliates.

Unregistered Securities Sold During Preceding Three Years

      1999 Private Placement Offering. In July 1999, we completed our private offering of 300,000 shares of our common stock for $2.00 per share. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. The common stock was purchased by 36 individuals, corporations and trusts for gross proceeds of $600,000, each of which was an "accredited investor" within the meaning of Rule 501(a). The common stock was offered and sold by Barron Chase Securities, Inc. Barron Chase received sales commissions of $60,000 ($.20 per share) and a non-accountable expense allowance of $18,000 ($.06 per share). The net proceeds of this offering were approximately $475,000 ($1.58 per share) after deduction of our other offering costs.

           Foresight, Inc. Merger-Acquisition. On December 7, 2000, we completed
the   merger-acquisition   of   Foresight,    Inc.   In   completion   of   this
merger-acquisition, we issued 500,000 shares of our common stock and 166,667 shares of our series A convertible preferred stock to Paul A. Kruger and Mark R. Kidd in exchange for the outstanding capital stock of Foresight, Inc. In addition, we granted Barron Chase Securities, Inc. stock options exercisable for the purchase on or before June 30, 2003 of 200,000 shares of our common stock for $9.37 per share. These options were granted for the investment banking financial services and consulting advice provided by Barron Chase Securities in valuing and structuring the merger. These offerings were made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. There were no sales commissions or other fees paid in connection with the merger-acquisition, other than granting of the stock options.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The results of our operations as discussed below are not necessarily indicative of our operations following completion of the offering.

      Pursuant to the Agreement and Plan of Merger dated March 21, 2000 and as amended on June 22, 2000 and August 23, 2000, on December 7, 2000, Foresight, Inc., an Oklahoma corporation, merged with and into Precis-Foresight Acquisition, Inc., an Oklahoma corporation and became our wholly-owned subsidiary. Pursuant to this merger agreement, on December 7, 2000, we issued and delivered 166,667 shares of our series A preferred stock and 500,000 shares of our common stock. In addition, we agreed to issue and deliver to the former shareholders of Foresight one share of common stock for each dollar of the greater of our and Foresight's combined or consolidated income before income tax expense, plus the goodwill amortization attributable to the acquisition of Foresight, during 2000, 2001, 2002 or 2003, less the shares of common stock previously delivered to them. Prior to this merger-acquisition, we designed, marketed, implemented and serviced smart cards products. As a result of this acquisition, our business focus and product offerings became those of Foresight and our smart card technology and products began to be offered primarily in conjunction with and as enhancements of the Foresight's products and services. Consequently, our operations and the results of operations prior to December 7, 2000, are not comparable to the operations conducted and results of operations obtained or to be obtained in the future.

Results of Operations

      The following table sets forth selected results of our operations for the years ended December 31, 2000 and 1999. We took the information from our financial statements appearing elsewhere in this report.

                                                                            For the Year Ended December 31,
                                                                 -------------------------------------------------------
                                                                          2000                             1999
                                                                 ----------------------         ------------------------
                                                                    Amount      Percent           Amount         Percent
                                                                 ----------     -------         ----------       -------
Product and service revenues................................     $  595,182        100%         $   63,060         100%
                                                                 ----------     ------          ----------       -----
Operating expenses:
  Cost of operations........................................        386,222         65                  --
                                                                                                                    --
  Product deployment and research and development...........         44,392          7             230,828         366
  Sales and marketing.......................................        295,942         62             163,712         260
  General and administrative................................        531,058         77             382,764         607
                                                                 ----------     ------          ----------       -----
    Total expenses..........................................      1,257,614        211             777,304       1,233
                                                                 ----------     ------          ----------       -----
    Operating loss..........................................       (662,432)      (111)           (714,244)     (1,133)
                                                                 ----------     ------          ----------       -----
Other expenses (income):
  Interest income, net......................................       (201,252)       (34)             79,261         126
  Amortization of goodwill..................................         15,214          3                  --
                                                                 ----------     ------          ----------       -----
                                                                                                                    --
                                                                   (186,038)       (31)             79,261         126
                                                                 ----------     ------          ----------       -----
Net loss....................................................     $ (476,394)       (80)%        $ (793,505)     (1,258)%
                                                                 ==========     ======          ==========      ======

Comparison of 2000 and 1999

      Revenue during 2000 increased $532,122, an 844% increase, to $595,182 from $63,060 during 1999. This increase was attributable to our merger-acquisition of Foresight, Inc. Our revenue during 2000 was comprised solely of the membership revenue generated by Foresight, Inc. since the date of the merger-acquisition. During

1999, we completed the initial installation and implementation of our smart card system in Ericsson Stadium and had a limited amount of revenue related to other smart card projects.

      Operating expenses during 2000 increased $480,310 to $1,257,614 from $777,304 during 1999. Cost of operations in 2000 was attributable to the costs related to our membership programs. No similar costs were incurred in 1999. The $186,436 decrease in product deployment and research and development costs to $44,392 during 2000 from $230,828 during 1999 was attributable to the redirection of our business into membership programs. Product deployment and research and development costs associated with our smart card products decreased approximately $186,000 during 2000 compared to 1999. Sales and marketing expenses increased $132,230 to $295,942 during 2000 from $163,712 during 1999. This increase was attributable to the sales and marketing efforts associated with our membership programs of approximately $135,000. Also, general and administrative expenses increased $148,294 to $531,058 during 2000 from $382,764 during 2000. The increase in general and administrative expenses was attributable to an increase in expenses since the date of the merger-acquisition of Foresight, Inc. and increased costs associated with our public filings. We incurred operating losses of $662,432 and $714,244 during 2000 and 1999, respectively. The $51,812 decrease in the 2000 operating loss was attributable to the operating profit generated from our membership programs.

      During 2000, we generated $201,252 in net interest income, a $280,513 increase from the 1999 net interest expense of $79,261. This increase was principally due to the interest income generated from the proceeds of our initial public offering in February 2000 of approximately $225,000. During 2000 we had a $476,394 net loss, while during 1999 we had a net loss of $793,505, a decrease of $317,111.

Pro Forma Effect of Stock-Based Compensation

      We have historically used stock options to retain and compensate our officers, directors, employees and others. During 2000, we granted stock options for the purchase of our common stock to our officers, directors, employees and others. In accordance with Accounting Principles Board Opinion No. 25, the compensation cost of these stock options is not recognized in our financial statements. The outstanding stock options granted in 2000 had an estimated fair value at the date of grant of the options of $17,400, utilizing the methodology prescribed under SFAS No. 123, Accounting for Stock-Based Compensation. After giving effect to the estimated fair value of these options, during 2000, we had a pro forma net loss of $493,794 ($0.22 per common share). There were no options granted in 1999.

Income Tax Provision (Benefit)

      Statement of Financial Accounting Standards 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. At December 31, 2000 and 1999, we had the benefit of net operating loss carryforwards of $1,255,000 and $980,000, respectively. The tax benefit was attributable to net operating loss carryforwards of approximately $3,137,000 which, if not utilized, will expire at various dates through 2015. The cumulative net deferred tax asset at December 31, 2000, after the valuation allowance, had no value.

Liquidity and Capital Resources

      At December 31, 2000, we had working capital of approximately $3,960,000. In February 2000, we completed our initial public offering and from the sale of 1,150,000 shares of our common stock we received net proceeds of approximately $5,675,000. Prior to completion of our initial public offering, we did not have significant capital resources other than those provided by our operations and stockholders. During 2000, we made debt reductions of $648,735.

      Operating activities for the year ended December 31, 2000, used net cash of $685,267 as the result of a net loss of $476,394, reduced by depreciation and amortization of $3,129 and $15,214, respectively and changes in accounts receivable ,other assets and accrued liabilities of $59,326, $150,907 and $865,444, respectively, and increased by changes in accounts payable and income taxes payable of $1,276,745 and $26,148, respectively. In 1999, our operating activities used net cash of $444,671 as the result of the net loss of $793,505, reduced by depreciation and gain on sale of assets of $75,523 and $3,488, respectively, and further reduced by changes in inventory, accounts payable and accrued liabilities of $269,823. During 2000, we generated cash of $193,333 from investing activities primarily attributable to the merger-acquisition of Foresight, Inc. for approximately $2.5 million. During 1999, our investing activities were comprised of fixed asset purchases of $14,793. During 2000 and 1999, net cash provided by financing activities was $5,011,769 and $481,002, respectively. During 2000, we received net proceeds of $5,676,504 from our initial public offering and issued stock in conjunction with the merger-acquisition of Foresight, Inc. of $2,742,200. During 2000, we also made debt and capital lease reductions of $648,735 and paid preferred stock dividends of $16,000. During 1999 we sold 300,000 shares of our common stock for gross proceeds of $600,000 (net proceeds of approximately $475,000) and borrowed $226,643 on a short-term basis. During 1999, we paid overdrafts and long-term debt of $75,832.

      On March 23, 2001, we entered into an Agreement and Plan of Merger, subject to the approval of our shareholders, providing for our merger-acquisition of The Capella Group, Inc. At closing of this merger-acquisition, we have agreed to pay $2,271,609 and issue $1,000,000 one-year promissory note and issue 2,775,000 shares of common stock to the shareholders of The Capella Group. In addition, we agreed to issue to the shareholders of The Capella Group one share of our common stock for each dollar of income before income tax expense (increased by certain adjustments) of The Capella Group for 2001 in excess of $1,275,000 (assuming this merger-acquisition was completed on January 1, 2001). In addition to requiring shareholder approval, completion of this merger-acquisition is subject to satisfaction of a number of additional conditions. Other than our commitments respecting The Capella Group merger-acquisition, we currently have no commitments for capital expenditures in material amounts. We believe that our existing cash and cash equivalents and cash from operations will be sufficient to fund our operations for more than the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

      We believe that our operations as a result of the merger-acquisition of Foresight, Inc. will achieve significant revenue growth and obtain profitability. Historically, we have devoted our financial resources principally to development of our smart card technology. As a result of the merger-acquisition, our smart card technology will principally be used in connection with our the membership program offerings, although we intend to continue to market our smart card technology and products. We provide no assurance that

o     we will be successful in implementing our business plan or

o unanticipated expenses or problems or technical difficulties will not occur which would result in material implementation delays, or

o we will have sufficient capacity to satisfy any increased demand for our products and services resulting from implementation of our plan.

Any one of these will adversely affect our ability to become profitable.

New Accounting Pronouncements

The Securities and Exchange Commission staff (the "Staff") issued "Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period in limited circumstances where all of certain criteria set forth in SAB 101 have been met. Under SAB 101's full deferral method, membership fees having full refund privileges, and the related direct costs associated with acquiring the underlying memberships, will no longer be recognized on a prorata basis over the corresponding membership periods, but instead will be recognized in earnings upon the expiration of membership refund privileges. We do not currently have a significant amount of retail memberships with refund privileges, so our adoption of SAB 101did not have a material impact on our financial position or results of operations.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Controlled Persons; Compliance with Section 16(a) of the Exchange Act

Our Directors and Executive Officers

      The following table sets forth information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and the number as our board of directors may determine by resolution or election. Our board of directors currently consists of seven members.

                 Name                                                  Age            Position
- --------------------------------------------                           ---            --------

Paul A. Kruger(3).................................................      47            Chief Executive Officer and Chairman of the
                                                                                      Board
Mark R. Kidd(1)(2)(3).............................................      34            Chief Financial Officer and Controller,
                                                                                      Secretary and Director
Kent H. Webb, M.D.(1)(2)..........................................      43            Director
Larry E. Howell...................................................      55            Director
Lyle W. Miller....................................................      57            Director
John Simonelli(3).................................................      54            Director
Michael E. Dunn(2)................................................      54            Director

- ----------
(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.
(3) Until all shares of our common stock required to be issued and delivered pursuant to the Agreement and Plan of Merger dated March 21, 2000, as amended, are issued and delivered to Messrs. Kruger and Kidd, Mr. Kruger has the right to name the replacement directors to serve for himself and Messrs. Kidd and Simonelli.

      The following is a brief description of the business background of our executive officers and directors:

      Paul A. Kruger began serving as our Chief Executive Officer and Chairman of our Board of Directors in December 2000. Mr. Kruger has more than 25 years experience with the financial services industry. Beginning in 1980 until February 1996, Mr. Kruger was employed by United Bank Club Association, Inc. and served as President and Chief Executive Officer. During this period, United Bank Club Association grew to more than 350 employees with operational and sales branches in Michigan, Florida, Arizona, Texas and Mexico providing financial enhancement services to more than 2,000 institutions serving more than six million customers in the United States, Puerto Rico, U.S. Virgin Islands and Mexico. In 1997, Mr. Kruger became the Chairman of the Board of Directors of Paceco Financial Services. Mr. Kruger also currently holds managing officer positions in both Hildalgo, L.C. and Onward, L.L.C., two privately-held companies. Mr. Kruger became a director of PalWeb Corporation, on July 9, 1999 and became Chairman of the Board of Directors and Chief Executive Officer on January 22, 2000. PalWeb Corporation is a publicly-held development stage company engaged in the manufacturing and marketing of plastic pallets and the design, manufacture and sale of large plastic injection molding machines and systems. Palweb Corporation is the parent of Paceco Financial Services, Inc. In 1999 Mr. Kruger became Chairman of Foresight, Inc. Mr. Kruger holds a Bachelor of Business Administration/Accounting received from Cameron University and a Juris Doctorate from the Oklahoma City University School of Law.

      Kent H. Webb, M.D., a founder of Precis, has served one of our Directors since June 1996 and as Chairman of our Board of Directors until December 2000 and was a member or general partner of our predecessors Advantage Data Systems, Ltd. and Medicard Plus - ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past Director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company.

      Mark R. Kidd became our Chief Financial Officer and Controller and Secretary in August 1999 and a Director in December 2000. Mr. Kidd also serves as President, Chief Operating Officer, Secretary and a Director of Foresight. Mr. Kidd became a director of PalWeb Corporation on January 22, 2000. Mr. Kidd began serving as President of Paceco Financial Services, Inc. in March 1998. Paceco Financial Services, Inc. is a wholly-owned subsidiary of PalWeb Corporation that provides various financial services. From January 1997 until March 1998, he served as Senior Vice President and Chief Financial Officer of Republic Bank of Norman. From May 1988 through 1996, Mr. Kidd was employed by the public accounting firm of Arthur Andersen. Mr. Kidd is a Certified Public Accountant and holds a B.B.A. in accounting from Southern Methodist University.

      Larry E. Howell became one of our directors in January 1999 and served as our Chief Executive Officer from August 1999 until December 2000. From March 1994 until July 1999, Mr. Howell was employed by Laboratory Specialists of America, Inc. and served as President and Chief Operating Officer, and a Director until December 7, 1998. Laboratory Specialists of America, Inc. is engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O'Gara Company by merger. Mr. Howell served as a Director, President and Treasurer of Vantage Capital Resources, Inc. from March 1996 until its merger with The ViaLink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The ViaLink Company until October 14, 1996. Since January 1982, Mr. Howell as the sole proprietor of Howell and Associates has provided consulting services principally related to corporate acquisitions and mergers.

      Lyle W. Miller became one of our Directors on November 29, 1999. Since January 22, 2000, Mr. Miller has served as a director and Vice President of Marketing of PalWeb Corporation. For more than the past five years, Mr. Miller has been the President and a Director of McMiller Holding Company, Northern Leasing & Sales, Inc., and Northern Connections, Inc., each a privately-held company engaged in the real estate business; a partner of MahMill Acres, a privately-held real estate development partnership; President and Director of Servco Incorporated, a privately-held sales company; Lansing Ice & Gymnastic Center, Inc., a privately-held company operating the Lansing Ice & Gymnastic Center; and Landings Restaurant, Inc., a privately-held company operating the Landings Restaurant. In addition, Mr. Miller is a Director of Capitol Bancorp Limited, a publicly-held bank holding company. Mr. Miller received a Bachelor of Business Administration from Michigan State University.

      John Simonelli became one of our Directors in December 2000. Beginning in August 1999, Mr. Simonelli became our consultant and provided corporate acquisition and merger consulting services. From March 1994 until July 1999, Mr. Simonelli was employed by Laboratory Specialists of

America, Inc. and served as Chairman of the Board, Chief Executive Officer and Secretary, and a Director until December 7, 1998. Laboratory Specialists of America, Inc. is engaged in forensic drug testing and was formerly publicly-held until acquired by The Kroll-O'Gara Company by merger. Mr. Simonelli served as a Director, Chief Executive Officer and Secretary of Vantage Capital Resources, Inc. from March 1996 until its merger with The Vialink Company (formerly Applied Intelligence Group, Inc.) and thereafter served as a Director and Vice President of The Vialink Company until October 14, 1996.

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

Paceco Financial Services, Inc.

      On April 3, 2000, Paceco Financial Services, Inc. ("Paceco") became an indirectly-wholly-owned subsidiary of PalWeb Corporation. Paceco is engaged in the business of making consumer and small business loans and is regulated as an "investment certificate issuer" by the Oklahoma Department of Securities. In connection with an examination of Paceco in March 1999, the Oklahoma Department of Securities determined that certain Paceco activities, including the ownership of real estate and the ownership of equity securities, were no longer going to be allowed and did not comply with the provisions of the Oklahoma Securities Act relating to the permissible activities of investment certificate issuers. As a result of such determination, Paceco ceased making any new investments not permissible to investment certificate issuers.

      Pursuant to Notice to Depositors dated October 10, 2000 and December 20, 2000, Paceco notified the holders of passbook savings accounts and time certificates that Paceco was entering into a four-year plan, which commenced in December 2000, to liquidate all passbook savings accounts and time certificates. At current market values, the net assets of Paceco are inadequate to redeem time certificates and to honor passbook savings account withdrawals. Under this plan, 20% of the principal amount plus accrued interest will be redeemed and paid each year. As of December 31, 2000, Paceco had approximately $5,250,000 in outstanding investment certificate liabilities including accrued interest. The redemption and interest payments are to be funded from the sale of certain assets of Paceco. These assets include 43,500,000 shares of PalWeb Corporation common stock which are to be sold through the open market or private sales pursuant to an option to put the shares to Mr. Kruger for an amount sufficient to make the annual redemption and interest payments. Paceco estimates that these shares must be sold for at least $0.12 per share in order to provide sufficient funds to redeem or repay the holders of the outstanding investment certificates in full. On March 26, 2001, the PalWeb Corporation common stock had a closing best bid price of $0.023 per share.

      The Oklahoma Department of Securities has issued a "no action" letter indicating that the Department will not take action against Paceco, and its officers, directors, shareholders, employees and agents so long as the Plan is implemented as proposed and all certificate holders have received payment of their outstanding principal balances plus accrued interest by December 31, 2004.

      PalWeb Corporation and Paceco do not have any financial or business relationships with us. However, Paul A. Kruger, who serves as our Chief Executive Officer and Chairman of the Board, serves as Chief Executive Officer and Chairman of the Board of PalWeb Corporation and as a director of PaceCo Financial Services. Mark R. Kidd, who serves as our Chief Financial Officer and Controller and Secretary, serves as a director of PalWeb Corporation and President of PaceCo Financial Services. In addition, Lyle W. Miller, who serves as one of our directors, serves as Vice President of Marketing and one of the directors of PalWeb Corporation.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2000, we believe that each person who, at any time during 2000, was a director, officer of beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2000, except Kent H. Webb, one of our Directors, failed to timely file two reports covering his purchase of 25,000 shares of our common stock in three separate transactions.

Item 10. Executive Compensation

      The following table sets forth the compensation during 2000, 1999 and 1998, paid or accrued, of Larry E. Howell and Paul A. Kruger, our Chief Executive Officers during 2000. Mr. Howell became our President and Chief Executive Officer in August 1999 and served until December 29, 2000, at which time Mr. Kruger was elected Chief Executive Officer. During 1998 and 1997 Messrs. Howell and Kruger did not receive any compensation. None of our executive officers received compensation in excess of $100,000 during 2000, 1999 and 1998.

                           Summary Compensation Table

                                                                                                        Long-Term
                                                                                                       Compensation
                                                                                                          Awards
                                                                                                       ------------
                                                                            Annual Compensation(1)     Common Stock
                                                                            ----------------------      Underlying
Name and Principal Position                                      Year     Salary(2)       Bonus(3)        Options
- ---------------------------                                      ----     ---------       --------        -------
Larry E. Howell...........................................       2000       $36,000        $60,000         10,000
  President and Chief Executive Officer                          1999       $15,000        $ --               --
                                                                 1998       $ --           $ --               --

Paul A. Kruger............................................       2000       $ 9,000        $ --            10,000
  President and Chief Executive Officer                          1999       $ --           $ --               --
                                                                 1998       $ --           $ --               --

- ----------
(1) The named executive officer received additional non-cash compensation, perquisites and other personal benefits; however, the aggregate amount and value thereof did not exceed 10% of the total annual salary and bonus paid to and accrued for the named executive officer during the year.
(2) Dollar value of base salary (both cash and non-cash) earned during the year.
(3)   Dollar value of bonus (both cash and non-cash) earned during the year.

Aggregate Option Grants and Exercises in 1998 and Year-End Option Values

      Stock Options and Option Values. On December 29, 2000, we granted 10,000 stock options to Messrs. Howell and Kruger of which 10,000 were granted under our stock option plan, each exercisable for the purchase of one share of our common stock at an exercise price of $1.25 per share. The following table sets forth information related to options granted to the named executive officers during 2000.

                                                                                             Individual Grants
                                                                     -------------------------------------------------------------
                                                                                          Percent of
                                                                                        Total Options
                                                                        Number            Granted to       Exercise
                                                                     of Options           Employees        Price Per     Expiration
                                                                       Granted             in 2000           Share           Date
                                                                     ----------           ---------        ---------     ----------
Larry E. Howell, Chief Executive Officer(1)....................        10,000              12.5%             $1.25        12/29/05

Paul A. Kruger, Chief Executive Officer........................        10,000              12.5%             $1.25        12/29/05
- ----------

(1) Mr. Howell served as our Chief Executive Officer during 2000 until Mr. Kruger was elected as our Chief Executive Officer on December 29, 2000.

      Aggregate Stock Option Exercise and Year-End and Option Values. The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 2000. During 2000, no options to purchase our common stock were exercised by the named executive officers.

                                                                                                         Value of Unexercised
                                                                   Number of Unexercised                     In-the-Money
                                                                      Options as of                          Options as of
                                                                    December 31, 2000                     December 31, 2000(1)
                                                             -------------------------------       -------------------------------
Name                                                         Exercisable       Unexercisable       Exercisable       Unexercisable
- ----                                                         -----------       -------------       -----------       -------------
Larry E. Howell, Chief Executive Officer(2)                     10,000              --                 $ -0-             $ -0-
Paul A. Kruger, Chief Executive Officer....                     10,000              --                 $ -0-             $ -0-

- ----------
(1) The closing sale price of our common stock as reported on the Nasdaq SmallCap Market on December 29, 2000 was $1.13. The per-share value is calculated based on the applicable closing sale price per share, minus the exercise price, multiplied by the number of shares of Common Stock underlying the options. Because the exercise price of the stock options exceeded the closing sale price of our common stock on Decmeber 29, 2000, the options did not have any value at December 31, 2000.
(2) Mr. Howell served as our Chief Executive Officer during 2000 until Mr. Kruger was elected as our Chief Executive Officer on December 29, 2000.

Stock Option Plan

      For the benefit of our employees, directors and consultants, we have adopted the Precis Smart Card Systems, Inc. 1999 Stock Option Plan (the "stock option plan" or the "plan"). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the exercisability of the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 145,000. As of the date of this report, 20,000 incentive stock options have been granted under the plan, each exercisable for the purchase of one share of our common stock for $1.25 on or before December 29, 2005.

      Our board of directors administers and interprets the plan (unless delegated to a committee) and has authority to grant options to all eligible participants and determine the types of options granted, the terms, restrictions and conditions of the options at the time of grant.

      The exercise price of options may not be less than 85% of the fair market value of our common stock on the date of grant of the option and to qualify as an incentive stock option may not be less than the fair market value of common stock on the date of the grant of the incentive stock option. Upon the exercise of an option, the exercise price must be paid in full, in cash, in our common stock (at the fair market value thereof) or a combination thereof.

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

      All outstanding options granted under the plan will become fully vested and immediately exercisable if (i) within any 12-month period, we sell an amount of common stock that exceeds 50% of the number of shares of common stock outstanding immediately before the 12-month period or (ii) a "change of control" occurs. For purposes of the plan, a "change of control" is defined as the acquisition in a transaction or series of transactions by any person, entity or group (two or more persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring our securities) of beneficial ownership of 50% or more (or less than 50% as determined by a majority of our directors) of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities.

Director Liability and Indemnification

      As permitted by the provisions of the Oklahoma General Corporation Act, our Certificate of Incorporation eliminates the monetary liability of our directors for a breach of their fiduciary duty as directors. However, these provisions do not eliminate our director's liability

o     for a breach of the director's duty of loyalty to us or our shareholders,

o for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

o arising under Section 1053 of the Oklahoma General Corporation Act relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act, or

o for any transaction from which the director derived an improper personal benefit.

      In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit our rights or our shareholders rights, in appropriate circumstances, to seek equitable remedies including injunctive or other forms of non-monetary relief. These remedies may not be effective in all cases.

      Our bylaws require us to indemnify all of our directors and officers. Under these provisions, when an individual in his or her capacity as an officer or a director is made or threatened to be made a party to any suit or proceeding, the individual may be indemnified if he or she acted in good faith and in a manner reasonably believed to be in or not opposed to our best interest. Our bylaws further provide that this indemnification is not exclusive of any other rights to which the individual may be entitled. Insofar as indemnification for liabilities arising under our bylaws or otherwise may be permitted to our directors and officers, we have been advised that in the opinion of the Securities and Exchange Commission the indemnification is against public policy and is, therefore, unenforceable.

      On December 29, 2000, we entered into indemnification agreements with each of our directors and executive officers. Under these indemnification agreements we agreed to pay on behalf of the indemnitee, and his or her executors, administrators and heirs, any amount that he or she is or becomes legally obligated to pay because the

o indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request or

o indemnitee was involved in any threatened, pending or completed action, suit or proceeding by us or in our right to procure a judgment in our favor by reason that the indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request.

To be entitled to indemnification, indemnitee must have acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. In addition, no indemnificaiton is required if the indemnitee is determined to be liable to us unless the court in which the legal proceeding was brought determines that the indemnitee was entitled to indemnification. The costs and expenses covered by these agreements include expenses of investigations, judicial or administrative proceedings or appeals, amounts paid in settlement, attorneys' fees and disbursements, judgments, fines, penalties and expenses of enforcement of the indemnification rights.

Employment Arrangements and Lack of Keyman Insurance

      On January 3, 2001, we entered into employment agreements with Paul A. Kruger and Mark R. Kidd. Each agreement is for a term of three years; however, the term is automatically extended for additional one-year terms, unless we or Messrs. Kruger or Kidd gives notice of termination on or before June 30 in the year of termination, commencing June 30, 2003. These agreements provide, among other things, (i) an annual base salary of $60,000 for Mr. Kruger and $120,000 for Mr. Kidd, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; (iv) eligibility to participate in our incentive, bonus, benefit or similar plans; and (v) limited salary continuation during any period of temporary or permanent disability, illness or incapacity to substantially perform the services required under the agreement or in the event of employee's death. The agreements require Messrs. Kruger and Kidd to devote the required time and attention to the business and affairs necessary to carry out their respective responsibilities and duties. Messrs. Kruger and Kidd may hold executive positions with other entities and own interests in, manage or otherwise operate other businesses, so long as they do not directly compete with us. The agreements may be terminated by Messrs. Kruger or Kidd upon 90-day advance notice or by us upon 30-day advance notice for "good cause" or failure to correct of any breach or default within the 30 days. "Good cause" includes commitment of a felony (excepting any felony traffic offense) or any crime directly related to the employment which causes a substantial detriment to us, actions contrary to our best interest, willful failure to take actions permitted by law and necessary to implement our written policies, continued failure or refusal to attend to duties, or willful misconduct materially and demonstrably injurious to us, financially or otherwise.

      As of the date of this report, we do not maintain any keyman insurance on the life or disability of our executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table presents, as of March 23, 2001, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options, warrants and conversion of the outstanding series A convertible preferred stock, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

                                                                     Shares        Percent of
                                                                  Beneficially    Outstanding
Name (and Address) of Beneficial Owner                              Owned(1)      Shares(1)(2)
- --------------------------------------                            ------------    -----------
Paul A. Kruger(3)...........................................           626,667           21.9
    2500 South McGee Drive, Suite 200
    Norman, Oklahoma 73072
Michael R. Morrisett........................................           270,401            9.5
    8626 South Florence Avenue
    Tulsa, Oklahoma 74137
Larry E. Howell(4)..........................................           110,000            3.8
John Simonelli(4)...........................................           110,000            3.8
Kent H. Webb, M.D.(4).......................................           107,018            3.7
Mark R. Kidd(4).............................................            60,000            2.1
Lyle W. Miller(4)...........................................            10,000            (6)
Michael E. Dunn(5)..........................................            12,000            (6)
Executive Officers and Directors as a group
    (seven persons)(7)......................................         1,035,685           36.3

- ----------
(1) Shares not outstanding but deemed beneficially owned by virtue of the right of the named person to acquire the shares within 60 days of the above-mentioned date are treated as outstanding for determining the amount and percentage of common stock owned by the person. Based upon our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.
(2) The percentage shown was rounded to the nearest one-tenth of one percent, based upon 2,850,000 shares of common stock being outstanding.
(3) The beneficially owned shares and the percentage include 166,667 shares of common stock into which the series A preferred stock may be converted and 10,000 shares of common stock issuable upon exercise of stock options.
(4) The beneficially owned shares and percentage include 10,000 shares of common stock issuable upon exercise of stock options.
(5) The beneficially owned shares and the percentages includes 10,000 shares of common stock issuable upon exercise of stock options and 2,000 shares of common stock that Dunn Swan & Cunningham (of which Mr. Dunn is President) is entitled to receive but have not been issued.
(6)   The percentage is less than 1.0%.
(7) The beneficially owned shares and the percentage include 166,667 shares of common stock into which the series A preferred stock may be converted, 70,000 shares of common stock issuable upon exercise of stock options and 2,000 shares of common stock that Dunn Swan & Cunningham (of which Mr. Dunn is President) is entitled to receive but have not been issued.

Item 12.  Certain Relationships and Related Transactions

      Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2000 and 1999. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

      Under 10 separate promissory notes, Kent H. Webb, M.D. loaned $254,743 to us from 1997 through June 30, 1999. These shareholder loans were evidenced by promissory notes. The principal amount of those notes issued before September 30, 1998, accrued interest at 25% per annum until September 30, 1998, and thereafter at the 15% per annum rate. In January 1998, we repaid one of the promissory notes in the principal amount of

$25,000 and accrued interest of $531. The remaining outstanding promissory notes became due on March 9, 2000 and the principal amounts were paid, together with interest of $32,548.

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

      During 2000, the law firm of Dunn Swan & Cunningham, our legal counsel, was paid $248,936 and we agreed to issue 2,000 shares of our common stock in payment of $20,000 for performed legal services. In addition, we reimbursed Dunn Swan & Cunningham $5,079 for expenses advanced on our behalf. These legal services were performed and expenses advanced during 1998, 1999, and 2000 in connection with our private placement offering, initial public offering, the merger-acquisition of Foresight, Inc. and general corporate matters. During 1998 and 1999, Dunn Swan & Cunningham was not paid for its legal services.

      Pursuant to the Agreement and Plan of Merger dated March 21, 2000, as amended, on December 7, 2000, Foresight, Inc., an Oklahoma corporation, merged with and into our subsidiary and become our wholly-owed subsidiary. Pursuant to this merger agreement, on December 7, 2000, we issued and delivered 166,667 shares of our series A preferred stock and 450,000 shares of our common stock to Paul A. Kruger and 50,000 shares of our common stock to Mark R .Kidd. In addition, we agreed to issue and deliver to Messrs. Kruger and Kidd, the former shareholders of Foresight on share of common stock for each dollar of the greater of our and Foresight's combined or consolidated income before income tax expense, plus the goodwill amortization attributable to the acquisition of Foresight, during 2000, 2001, 2002 or 2003, less the shares of common stock previously delivered to them Messrs. Kruger and Kidd acquired their ownership of Foresight, Inc. by exchanging their ownership in Universal Marketing Services, Inc. for ownership of Foresight, Inc.

      On January 3, 2001, we entered into consulting agreements with each of Larry E. Howell and John Simonelli. For our acquisition of any entity introduction to us or our affiliate during the terms of these agreements, each of Messrs. Howell and Simonelli will be entitled to receive a fee of (i) 2.5% of up to $1 million of value paid or received in the transaction, (ii) 2% of the next $1 million of value, (iii) 1.5% of the next $1 million of value, (iv) 1% of the next $1 million of value, and (v) 0.5% of the value in excess of $4 million. They are also entitled to reimbursement of reasonable expenses and provided an office, secretarial support, equipment and supplies at our cost. These agreements are for three-year terms ending December 31, 2003, automatically extendable for one-year periods after 2003, unless six-month advance notice of termination is give by us or Mr. Howell or Mr. Simonelli. They are required to maintain confidentiality of any and all non-public information provided to them by us. With respect to the acquisition of Foresight, Inc., each of Messrs. Howell and Simonelli were paid $60,000 in January 2001.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No. Description

      3.1 Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant's Form SB-2 Registration Statement (No. 333-86643).

      3.2 First Amendment of Certificate of Incorporation of Registrant is incorporated by reference to Exhibit 3.1 of Form 8-K, filed with the Commission on December 21, 2000.

      3.3 Certificate of the Powers Designation, Rights and Preferences for the Series A Convertible Preferred Stock of Precis Smart Card Systems, Inc., March 21, 2000

      3.4 Registrant's Bylaws, incorporated by reference to Exhibit 3.2 of Registrant's Form SB-2 Registration Statement (No. 333-86643).

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

      10.5 Employment Agreement, dated January 3, 2001, between Paul A. Kruger and Registrant.

      10.6 Employment Agreement, dated January 3, 2001, between Mark R. Kidd and Registrant.

      10.7 Consulting Agreement, dated January 3, 2001, between Larry E. Howell and Registrant.

      10.8 Consulting Agreement, dated January 3, 2001, between John Simonelli and Registrant.

      10.9 Form of Indemnification Agreement, dated December 29, 2000, between Registrant and each of its executive officers and directors.

      10.10 The Lease Agreement, dated December 31, 1999, between Registrant and Onward, L.L.C.

      10.11 The Lease Agreement, dated September 30, 2000, between Registrant and Onward, L.L.C.

      10.12 The Agreement and Plan of Merger, dated March 23, 2001, amongst Registrant, Precis-Capella Group Acquisition, Inc., The Capella Group, Inc., Judith H. Henkels, John F. Luther, Mary L. Kelly, Bobby
            R. Rhodes, Leland S. Chaffin, Jr., Trust Under The Capella Group, Inc. IMR 2001 Bonus Plan and Trust under The Caplella Group, Inc. Employee 2001 Bonus Plan.

(b)  Reports on Form 8-K:

      During the last quarter of 2000, Registrant did not file any reports on Form 8-K, other than the Form 8-K filed on December 21, 2000, reporting under
Item 1. Changes in Control of Registrant, Item 2. Acquisition or Disposition of Assets, the merger-acquisition of Foresight, Inc. on December 7, 2000. This Report incorporated by reference or included under (a) Financial Statements and Exhibits of Item 7. Financial Statements and Exhibits, the following financial statements of Foresight, Inc.:

            Report of Independent Public Accountants

            Balance Sheets as of December 31, 1999 and 1998, and as of June 30, 2000 and 1999 (Unaudited)

            Statements of Operations for the Years Ended December 31, 1999 and 1998, and for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

            Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 1999 and 1998, and for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

            Statements of Cash Flows for the Years Ended December 31, 1999 and 1998, and for the Six Months Ended June 30, 2000 and 1999 (Unaudited)

            Notes to Financial Statements

            Unaudited Pro Forma Combined Balance Sheet as of September 30, 2000

            Unaudited Pro Forma Combined Statement of Operations for the Nine Months Ended September 30, 2000

            Unaudited Pro Forma Combined Statement of Operations for the Year Ended June 30, 2000

            Notes to Unaudited Pro Forma Combined Financial Statements

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PRECIS SMART CARD SYSTEMS, INC.
                                      (Registrant)

                                      By:/S/PAUL A. KRUGER
                                         ----------------------------
                                         Paul A. Kruger
                                         Chief Executive Officer
Date: March 26, 2001


                                      By:/S/MARK R. KIDD
                                         ----------------------------
                                         Mark R. Kidd
                                         Chief Financial Officer and Controller
Date: March 26, 2001

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                           Title                       Date

 /S/PAUL A. KRUGER         Chairman of the Board                March 26, 2001
 --------------------      and Chief Executive Officer

 /S/MARK R. KIDD           Chief Financial Officer and          March 26, 2001
 --------------------      Controller, Secretary and Director
 Mark R. Kidd

 /S/ LARRY E. HOWELL       Director                             March 26, 2001
 --------------------
 Larry E. Howell

 /S/LYLE W. MILLER         Director                             March 26, 2001
 --------------------
 Lyle W. Miller

 /S/JOHN SIMONELLI         Director                             March 26, 2001
 --------------------

 /S/MICHAEL E. DUNN        Director                             March 26, 2001
 --------------------
 Michael E. Dunn

 /S/KENT H. WEBB           Director                             March 26, 2001
 --------------------
 Kent H. Webb

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Public Accountants..................................   F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999..............   F-3

Consolidated Statements of Operations for the Years Ended
      December 31, 2000 and 1999..........................................   F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
      Years Ended December 31, 2000 and 1999..............................   F-5

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2000 and 1999..........................................   F-6

Notes to Consolidated Financial Statements................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
 of Precis Smart Card Systems, Inc.

      We have audited the accompanying consolidated balance sheets of Precis Smart Card Systems, Inc. (an Oklahoma Corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis Smart Card Systems, Inc. and subsidiary as of December 31, 2000 and 1999, and the consolidated results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

MURRELL, HALL, MCINTOSH & CO., PLLP


Moore, Oklahoma
March 2, 2001, except for Note 13, as to which the date is March 23, 2001

                         PRECIS SMART CARD SYSTEMS, INC.
                           Consolidated Balance Sheets

                        As of December 31, 2000 and 1999

                                                                                               2000            1999
                                                                                           -----------      -----------
                        ASSETS
Current assets:
   Cash and cash equivalents.........................................................      $ 4,541,373      $    21,538
   Accounts receivable...............................................................          670,208               --
                                                                                           -----------      -----------
       Total current assets..........................................................        5,211,581           21,538
                                                                                           -----------      -----------
Fixed assets, net....................................................................          141,311               --
Goodwill, net........................................................................        2,723,330               --
Other assets.........................................................................           73,803          147,428
                                                                                           -----------      -----------
Total assets                                                                               $ 8,150,025      $   168,966
                                                                                           ===========      ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Accounts payable..................................................................      $   209,992      $   443,074
   Accrued liabilities...............................................................        1,040,521          127,836
   Mezzanine debt - related party....................................................               --          329,643
   Current portion of capital leases.................................................               --           41,570
   Current portion of long-term debt.................................................               --          277,522
                                                                                           -----------      -----------
      Total current liabilities......................................................        1,250,513        1,219,645
                                                                                           -----------      -----------
Income taxes payable.................................................................           23,881               --
                                                                                           -----------      -----------
      Total liabilities..............................................................        1,274,394        1,219,645
                                                                                           -----------      -----------

Stockholders' equity (deficit):
   Preferred stock, $1 par value, 2,000,000 shares authorized;
      166,667 shares issued and outstanding..........................................        2,000,000               --
   Common stock, $.01 par value, 100,000,000 shares authorized;
      2,850,000 issued and outstanding (1,200,000 issued as of
      December 31, 1999).............................................................           28,500           12,000
   Additional paid-in capital........................................................        9,103,274        2,701,070
   Accumulated deficit...............................................................       (4,256,143)      (3,763,749)
                                                                                           -----------      -----------
      Total stockholders' equity (deficit)...........................................        6,875,631       (1,050,679)

Total liabilities and stockholders' equity (deficit).................................      $ 8,150,025      $   168,966
                                                                                           ===========      ===========

           See Accompanying Notes to Consolidated Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                      Consolidated Statements of Operations

                 For the Years Ended December 31, 2000 and 1999

                                                                                               2000             1999
                                                                                           -----------      -----------
Product and service revenues.........................................................      $   595,182      $    63,060
                                                                                           -----------      -----------
Operating expenses:
    Cost of operations...............................................................          386,222               --
    Product deployment and research
        and development..............................................................           44,392          230,828
    Sales and marketing..............................................................          295,942          163,712
    General and administrative.......................................................          531,058          382,764
                                                                                           -----------      -----------
        Total operating expenses.....................................................        1,257,614          777,304
                                                                                           -----------      -----------
Operating loss.......................................................................         (662,432)        (714,244)
                                                                                           -----------      -----------
Other expense (income):
    Interest income and expense, net.................................................         (201,252)          79,261
    Amortization of goodwill.........................................................           15,214               --
                                                                                           -----------      -----------
        Total other expense (income).................................................         (186,038)          79,261
                                                                                           -----------      -----------
Net loss.............................................................................         (476,394)        (793,505)

Preferred stock dividends                                                                       16,000               --
                                                                                           -----------      -----------
Net loss applicable to common stockholders                                                 $  (492,394)     $  (793,505)
                                                                                           ===========      ===========
Net loss per share of common stock...................................................      $     (0.21)     $     (0.66)
                                                                                           ===========      ===========
Weighted average number of common shares outstanding.................................        2,296,000        1,200,000
                                                                                           ===========      ===========

           See Accompanying Notes to Consolidated Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                          Common Stock              Preferred Stock        Additional
                                                     ----------------------      -----------------------     Paid-In     Accumulated
                                                      Shares       Amount         Shares       Amount        Capital       Deficit
                                                    ---------   -----------      --------    -----------   -----------  ------------
Balance, December 31, 1998 ......................     900,000   $     9,000            --    $        --   $ 2,226,451  $(2,970,244)

   Sale of stock ................................     300,000         3,000            --             --       474,619           --
   Net loss .....................................         --            --                                                 (793,505)
                                                    ---------   -----------      --------    -----------   -----------  ------------
                                                                                                      --            --           --

Balance, December 31, 1999 ......................   1,200,000        12,000            --             --     2,701,070   (3,763,749)
                                                    ---------   -----------      --------    -----------   -----------  ------------


   Sale of stock ................................   1,150,000        11,500            --             --     5,665,004           --
   Issuance of stock in
     business combination .......................     500,000         5,000       166,667      2,000,000       737,200           --
   Preferred stock dividends ....................          --            --            --             --            --      (16,000)
   Net loss .....................................          --            --            --             --            --     (476,394)
                                                    ---------   -----------      --------    -----------   -----------  ------------
Balance, December 31, 2000 ......................   2,850,000   $    28,500       166,667    $ 2,000,000   $ 9,103,274  $(4,256,143)
                                                    =========   ===========      ========    ===========   ===========  ===========

           See Accompanying Notes to Consolidated Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2000 and 1999

                                                                         2000           1999
                                                                      ----------     ----------
Operating activities:
  Net loss ......................................................     $ (476,394)    $ (793,505)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation ..............................................          3,129         75,523
      Amortization of goodwill ..................................         15,214
      Changes in assets and liabilities -
        Accounts receivable .....................................         59,326             --
        Other assets ............................................        150,907             --
        Inventory ...............................................             --         10,035
        Gain on disposition of assets ...........................             --          3,488
        Accounts payable ........................................     (1,276,745)       178,062
        Accrued liabilities .....................................        865,444         81,726
        Income taxes payable ....................................        (26,148)            --
                                                                      ----------     ----------
          Net cash used by operating activities .................       (685,267)      (444,671)
                                                                      ----------     ----------

Investing activities:
  Cash acquired in business combination, net of acquisition costs        197,293             --
  Purchase of fixed assets ......................................         (3,960)       (14,793)
                                                                      ----------     ----------
    Net cash provided by (used in) investing activities .........        193,333        (14,793)
                                                                      ----------     ----------

Financing activities:
  Sale of stock .................................................      5,676,504        330,191
  Payment of preferred stock dividends ..........................        (16,000)            --
  Payments on short-term debt ...................................       (329,643)            --
  Payments on long term debt ....................................       (319,092)       (48,319)
  Proceeds from short-term debt .................................             --        226,643
  Repayment of book overdraft ...................................             --        (27,513)
                                                                      ----------     ----------
    Net cash provided by financing activities ...................      5,011,769        481,002
                                                                      ----------     ----------

Net change in cash and cash equivalents .........................      4,519,835         21,538

Cash and cash equivalents at beginning of year ..................         21,538             --
                                                                      ----------     ----------

Cash and cash equivalents at end of year ........................    $ 4,541,373     $   21,538
                                                                     ===========     ==========

Supplemental Disclosure:

  Interest paid .................................................    $   129,749     $    7,755
                                                                     ===========     ==========

Noncash Investing and Financing Activities:

  Issuance of stock in business combination .....................    $ 2,742,200     $       --
                                                                     ===========     ==========

           See Accompanying Notes to Consolidated Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                   Notes to Consolidated Financial Statements

Note 1 -- Nature of Business

      Precis Smart Card Systems, Inc. (the "Company") is a provider of innovative membership service programs. The Company addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers. The Company also develops and markets commercial software products used with a technology referred to as "smart cards". The smart card contains an embedded integrated circuit or microchip that serves as a programmable storage device that performs limited computer functions. The Company's smart card products are primarily offered in conjunction with and as enhancements to the Company's membership products.

Note 2 -- Summary of Significant Accounting Policies

      Development stage operations The Company was classified as a development stage enterprise in 1999. The Company has yet to generate any significant revenue from smart card sales and has no assurance of future revenues from such sales. Upon acquisition of its subsidiary, focus has shifted to providing membership service programs and the Company is no longer considered a development stage enterprise as of December 31, 2000.

      Basis of presentation; consolidation -- The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company's wholly-owned subsidiary, Foresight, Inc. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

      Use of estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash and cash equivalents -- Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

      Fixed Assets -- Fixed assets are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method based on useful lives of three to seven years.

      Goodwill -- Goodwill represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over the estimated useful life of fifteen years.

      Net loss per share -- Net loss per share is calculated based on the weighted average number of common, and dilutive common equivalent shares outstanding. There were no material differences between primary and fully diluted earnings per share for the periods presented.

      Concentration of credit risk -- The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

      Fair value of financial instruments -- The recorded amounts of cash, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these items.

                         PRECIS SMART CARD SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Continued)

      Impairment of long -- lived assets The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS
121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 2000, no impairment has been indicated.

      Revenue recognition -- The Company recognizes wholesale revenues in the month earned. Retail revenues are recorded in the month the member joins the program or if the customer has refund privileges, in the month the refund privileges expire.

      Stock-based compensation -- The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of the grant.

Note 3 -- Business Combination

      On December 7, 2000, the Company acquired Foresight, Inc. ("Foresight") for 166,667 share of preferred stock with a par value of $2,000,000 and 500,000 shares of common stock with an approximate market value of $742,200 as of the closing date. Foresight is a provider of innovative membership service programs. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Foresight's operations are included in the consolidated financial statements from the date of acquisition.

      The following unaudited pro forma results of operations for 2000 have been prepared assuming the Foresight acquisition had occurred as of January 1, 2000. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in rounded thousands, except per share data).

                                                      2000
                                                   ----------
Revenues........................................   $7,153,000
Net loss........................................     (65,000)
Basic and diluted earnings per share............       (0.03)

Note 4 -- Fixed Assets

      Fixed assets are comprised of the following at December 31,:

                                                         2000           1999
                                                       --------       --------
Furniture and fixtures.............................    $159,900      $     --
Leasehold improvements.............................      17,760         7,735
Computer and office equipment......................     394,734       322,178
                                                       --------       --------
                                                        572,394       329,913
Accumulated depreciation and amortization..........    (431,083)     (329,913)
                                                       --------       --------
  Fixed assets, net................................    $141,311      $     --
                                                       ========      =========

                         PRECIS SMART CARD SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 5 -- Debt

      Long-term debt at December 31, 1999, consisted of unsecured project notes bearing interest at 10%, due to various investors. Interest only was due and payable beginning September 1, 1997 through December 1, 1997. Amortization of the notes began January 1, 1998. The final payment was due in 1999. The notes were paid during 2000.

      The mezzanine debt outstanding at December 31, 1999 was unsecured, and due to two shareholders bearing interest at 15% to 25% per annum. The notes were paid during 2000.

Note 6 -- Stockholders' Equity

      Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 102,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock, $0.01 par value per share (the "Common Stock"), and 2,000,000 shares of preferred stock, $1.00 par value per share (the "Preferred Stock").

      Common Stock -- In February 2000, the Company completed the sale of 1,150,000 shares of common stock at $6.00 per share in connection with its initial public offering (the "Offering"). The net proceeds to the Company aggregated approximately $5,675,000. In conjunction with the merger-acquisition of Foresight, Inc., the Company issued 500,000 shares of common stock valued at $742,200.

      Preferred Stock -- In conjunction with the merger-acquisition of Foresight, Inc., the Company issued 166,667 shares of preferred stock with a face value of $2,000,000. The preferred stock provides for annual cumulative dividends of $240,000 and is convertible into 166,667 shares of the Company's common stock.

Note 7 -- Common Stock Options

      As of December 31, 2000, the Company has one stock-based compensation plan which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. No compensation expense was recorded during 2000 related to its stock option plan under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net loss and net loss per share would have increased to the pro forma amounts shown below for the year ending December 31, 2000:

     Pro forma net loss.........................   $ (493,794)
     Pro forma net loss per share...............   $    (0.22)

No stock options were granted during 1999.

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

                         PRECIS SMART CARD SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Continued)

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

      In November 1999, our Board of Directors restated and adopted our 1999 Stock Option Plan with an effective date of November 30, 1999. The Company has reserved 145,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

      Information with respect to options outstanding to certain employees, directors and service providers follows:

                                                                            2000                         1999
                                                                 -------------------------     ----------------------
                                                                                  Average                     Average
                                                                                  Exercise                   Exercise
                                                                    Shares         Price       Shares          Price
                                                                   -------       ---------     -------       --------
Outstanding at beginning of year.........................           86,398         $5.22        86,398         $5.22
Granted at market value..................................           80,000          1.84            --            --
Forfeited................................................          (27,968)        (5.22)           --            --
                                                                   -------                      ------
Outstanding at end of year...............................          138,430         $3.27        86,398         $5.22
                                                                   =======                      ======

                                                         Options Outstanding                Options Exercisable
                                              ------------------------------------       -------------------------
                                                 Shares       Average      Average          Shares        Average
                                              Outstanding    Remaining    Exercise       Outstanding      Exercise
                                              at 12/31/00   Life (Years)    Price        at 12/31/00       Price
                                              -----------   ------------  --------       -----------      --------
$1.00 to $2.00.....................              70,000         5.0         $1.25           70,000         $1.25
$5.00 to $6.00.....................              68,430         5.1          5.33           68,430          5.33
                                              -----------                                -----------
                                                138,430         5.7         $3.27          138,430         $3.27
                                              ===========                                ===========

      In connection with the Company's initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants will have the right through February 10, 2007, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders.

      Also, in connection with the merger-acquisition of Foresight, Inc., the Company granted Barron Chase Securities, Inc. stock options exercisable for the purchase of 200,000 shares of common stock for $9.37 per share. The options are exercisable through June 30, 2003.

      In connection with the merger-acquisition of Foresight, Inc., the Company is obligated to issue and deliver additional shares of common stock for each dollar of consolidated income before income taxes for the years from 2000 through 2003 less the 500,000 shares previously delivered.

                         PRECIS SMART CARD SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 8 -- Income Taxes

           There was no current or deferred provision for income taxes for the years ended December 31, 2000 or 1999. No current provision was required because tax losses were incurred in those years. Deferred tax assets result from differences in the basis of assets and liabilities for tax and financial statement purposes. The tax effects of the net operating loss carryforwards and the valuation allowance established are summarized below:

                                                             2000               1999
                                                          ----------          --------
Benefit of net operating loss carryforward............    $1,255,000          $980,000
Less: Valuation allowance.............................    (1,255,000)         (980,000)
                                                          ----------          --------
  Net deferred tax asset..............................    $       --          $     --
                                                          ==========          ========

      The valuation allowance for deferred tax assets at January 1, 1999, was $743,300. The net change in the valuation allowance for the years ended December 31, 2000 and 1999, were increases of $275,000 and $236,700 respectively. At December 31, 2000 and 1999, the Company had federal and state net operating loss carryforwards of approximately $3,137,000 and $2,450,000 expiring at various dates through 2015. The Company's ability to use these losses to offset future taxable income is subject to limitations under the Internal Revenue Code.

Note 9 -- Contingencies

      In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc., purchased the outstanding common stock of Foresight, Inc. for $4,540,000. Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,532,000 of the purchase price does not qualify for long-term capital gain treatment. These former shareholders reported $4,532,000 of the purchase price as long-term capital gain. In connection with the Company's merger-acquisition of Foresight, Inc., the Company assumed the indemnification obligation of Universal Marketing Services. Upon examination, the Internal Revenue Service may take the position that a portion of the $4,532,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate. In the event the Internal Revenue Service successfully asserts that long-term capital gain classification was improper, the Company will be required to indemnify the former shareholders.

Note 10 -- Related Party Transactions

      Effective December 1, 2000, the Company operates in facilities leased from an affiliate. The lease calls for monthly lease payments of $13,812 through December 31, 2004. Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term. Rent expense under operating leases was $31,903 and $25,080 for the years ended December 31, 2000 and 1999, respectively.

Note 11 -- Major Customer

      Membership service programs by one client of the Company accounted for approximately 75% of revenues for 2000.

Note 12 -- Employee Benefit Plan

      The Company has adopted a retirement plan which includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the

                         PRECIS SMART CARD SYSTEMS, INC.
             Notes to Consolidated Financial Statements (Continued)

plan. A participating employee may contribute up to 15% of his or her compensation up to a maximum of $10,500 during 2001. The Company makes matching contributions of up to 50% of a participant's contributions limited to 3% of the participant's annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2000, since the merger-acquisition of Foresight, Inc., the Company made $1,322 in matching contributions to the Plan. All contributions by participants are fully vested.

Note 13 -- Subsequent Events

      On March 23, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire Capella Group, Inc. ("Capella") through a merger transaction. The merger is subject to, among other conditions, approval of the Company's shareholders. It is anticipated that the merger will be completed before September 30, 2001 and that it will be accounted for as a purchase. The Merger Agreement provides that on the effective date of the merger, the Company will pay $2,271,609 in cash, $1,000,000 in the form of a note payable and issue 2,775,000 shares of its common stock for Capella. Additional shares of common stock are issuable based on earnings levels of Capella for 2001. Following the merger, the Company's Board of Directors will be limited to seven with two designated by Capella shareholders.