Form 10QSB
period 2001-03-31
PRECIS SMART CARD SYSTEMS INC
filed 2001-04-24
CIK 1017440

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549
                            ------------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

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

                            ------------------------

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

         State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: As of April 19, 2001, 2,850,000 shares of the issuer's common stock, $0.01 par value, were outstanding.

         Transitional Small Business Disclosure Format (Check One): Yes [ ]
No[X]

                         PRECIS SMART CARD SYSTEMS, INC.
                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2001

                                TABLE OF CONTENTS

Part I.      Financial Information
Item 1.      Financial Statements.........................................................................    1
Item 2.      Management's Discussion and Analysis or Plan of Operation....................................    1

Part II.     Other Information
Item 1.      Legal Proceedings............................................................................    4
Item 2.      Changes in Securities and Use of Proceeds....................................................    4
Item 3.      Defaults Upon Senior Securities..............................................................    5
Item 4.      Submission of Matters to a Vote of Security Holders..........................................    5
Item 5.      Other Information............................................................................    5
Item 6.      Exhibits and Reports on Form 8-K.............................................................    5
SIGNATURES................................................................................................    7

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

         We design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided our and third-party vendors' products and services. We believe that our clients, their customers and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Most of our memberships are sold by a third-party organization, generally in connection with a point of sale transaction. We refer to these programs and membership sales as wholesale programs. Some of our wholesale programs utilize our smart card technology and products as enhancements.

         Through the design of our programs, we seek to address our clients' desires to obtain another source of income from their customers through membership sales. In return for the wholesale sale of memberships, our clients collect the weekly or monthly membership fees and retain 40% to 80% of such fees. The balance of these membership fees, 20% to 60%, is remitted to us. The programs are designed and managed to strengthen the relationship between our clients and their customers. We believe that our programs offer members an economic, efficient and convenient method for the selection of products and services. Members are entitled to discounts for products and services which may not otherwise be available to them. Vendors of products and services offered and sold through the programs to members are benefitted. Vendors are provided the opportunity to reach a large number of demographically targeted customers with minimal incremental marketing cost.

RESULTS OF OPERATIONS

         The following table sets forth selected results of our operations for the quarters ended March 31, 2001 and 2000. We took the information from our financial statements appearing elsewhere in this report.

                                                                              For the Three Months
                                                                                 Ended March 31,
                                                                          -----------------------------
                                                                              2001            2000
                                                                          -------------   -------------
Product and service revenues............................................. $  2,354,159    $         --
                                                                          ------------    ------------
Operating expenses:
  Cost of operations.....................................................    1,605,957              --
  Product deployment and research and development........................           --          45,235
  Sales and marketing....................................................      287,348          45,092
  General and administrative.............................................      322,264         168,495
                                                                          ------------    ------------
    Total operating expenses.............................................    2,215,569         258,822
                                                                          ------------    ------------
    Operating income (loss)..............................................      138,590        (258,822)
                                                                          ------------    ------------
Other expense (income):
  Interest income and expense, net.......................................      (62,222)        (18,079)
  Amortization of goodwill...............................................       44,954              --
                                                                          ------------    ------------
    Total other expense (income)                                               (17,268)        (18,079)
                                                                          ------------    ------------
Income (loss) before income taxes........................................      155,858        (240,743)
Provision for income taxes...............................................       26,515              --
                                                                          ------------    ------------

Net income (loss)........................................................ $    129,343    $   (240,743)
                                                                          ============    ============

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2000

         We generated revenue of $2,354,159 during the three months ended March 31, 2001; no revenue was generated during the first three months of 2000. This increase was attributable to our transition to a membership company as a result of the merger-acquisition of Foresight, Inc. During the three months ending March 31, 2000, we were primarily focusing on developing smart card products and had limited marketing capability during that time. We now offer some smart card products, primarily the Precis-Instacare emergency medical card, in conjunction with certain membership programs.

         Operating expenses during the three months ended March 31, 2001, increased $1,956,747 to $2,215,569 from $258,822 during the first three months of 2000. Cost of operations during the three months ended March 31, 2001, was attributable to the costs related to our membership programs. No similar costs were incurred in the first three months of 2000. The elimination of product deployment and research and development costs during the first three months of 2001 was also attributable to the transition from focusing on product development to deployment of membership programs. We will possibly incur research and development costs in the future in conjunction with the development of new membership programs which could include the development of additional smart card technology. Sales and marketing expenses increased $242,256 to $287,348 during the three months ended March 31, 2001 from $45,092 during the first three months of 2000. This increase was attributable to the sales and marketing efforts and commissions associated with our membership programs. General and administrative expenses increased $153,769 to $322,264 during the three months ended March 31, 2001 from $168,495 during the first three months of 2000. The increase in general and administrative expenses was attributable to an increase in overhead attributable to the operations of Foresight. The increase in general and administrative expenses attributable to Foresight was offset by a reduction in Precis salaries of approximately $110,000. We generated operating income of $138,590 during the three months ended March 31, 2001, a $397,412 increase from the operating loss of $258,822 incurred during the first three months of 2000.

         During the three months ended March 31, 2001, we generated $62,222 in net interest income, a $44,143 increase from $18,079 during the first three months of 2000. This increase was due to a higher average balance of short-term cash investments during the three months ended March 31, 2001, compared to the first three months of 2000 when we did not have significant cash balances until the completion of our initial public offering in February 2000. During the three months ended March 31, 2001, we incurred goodwill amortization of $44,954 in conjunction with the merger-acquisition of Foresight, Inc. in December 2000. During the first three months ended March 31, 2001, we generated net income of $129,343, while during the first three months of 2000 we had a net loss of $240,743, an improvement of $370,086.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, we had working capital of approximately $4,092,000. Operating activities for the three months March 31, 2001, used net cash of $140,302. We generated cash as the result of net income of $129,343, increased by depreciation and amortization of $7,187 and $44,954, respectively, and an increase in accrued liabilities and income taxes payable of $139,379 and $21,848. These operating cash sources were offset by changes in accounts receivable, other assets, and accounts payable of $326,249, $6,556 and $150,207, respectively. During the first three months of 2000, our operating activities used net cash of $751,525 as the result of a net loss of $240,743, increased by changes in inventory, accounts payable and accrued liabilities of $9,288, $420,920 and $80,574, respectively. During the three months ended March 31, 2001, we used $5,468 in investing activities through the purchase of fixed assets. During the three months ended March 31, 2001, we paid preferred stock dividends of $60,000. During the first three months of 2000, our investing activities provided $5,196,516. During the first three months of 2000, we sold 1,150,000 shares of our common stock in an initial public offering for gross proceeds of $6,900,000 (net proceeds of approximately $5,675,000) which were subsequently used to repay short- term debt of $329,643 and long-term debt of $297,772.

         We believe that our operations as a result of the merger-acquisition of Foresight, Inc. will achieve significant revenue growth and continue to be profitable. Historically, we have devoted our financial resources principally to development of our smart card technology. As a result of the merger-acquisition, our smart card technology will principally be used in connection with our the membership program offerings, although we intend to continue to market our smart card technology and products. We provide no assurance that

-        we will be successful in implementing our business plan or

- unanticipated expenses or problems or technical difficulties will not occur which would result in material implementation delays, or

- we will have sufficient capacity to satisfy any increased demand for our products and services resulting from implementation of our plan.

Any one of these will adversely affect our ability to become profitable.

THE CAPELLA GROUP, INC. MERGER AGREEMENT

         On March 23, 2001, we entered into an Agreement and Plan of Merger, subject to the approval of our shareholders, providing for our merger-acquisition of The Capella Group, Inc. At closing of this merger-acquisition, we have agreed to pay $2,271,609, issue a $1,000,000 one-year promissory note and issue 2,775,000 shares of our common stock to the shareholders of The Capella Group. In addition, we agreed to issue to the shareholders of The Capella Group one share of our common stock for each dollar of income before income tax expense (increased by certain adjustments) of The Capella Group for 2001 in excess of $1,275,000 (assuming this merger-acquisition was completed on January 1, 2001). In addition to requiring shareholder approval, completion of this merger-acquisition is subject to satisfaction of a number of additional conditions. Other than our commitments respecting The Capella Group merger-acquisition, we currently have no commitments for capital expenditures in material amounts. We believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING INFORMATION

         We have included some forward-looking statements in this section and other places in this report regarding our expectations. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Some of these forward-looking statements can be identified by the use of forward-looking terminology including "believes," "expects," "may," "will," "should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties. You should read statements that contain these words carefully because they:

-        discuss our future expectations;

- contain projections of our future operating results or of our future financial condition; or

-        state other "forward-looking" information.

         We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict. Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)   None

         (b)   None

         (c)   None

         (d) On February 8, 2000, our Registration Statement (No. 333-86643) became effective under the Securities Act of 1933 for an offering of 1,000,000 shares of our Common Stock ("shares") and an additional 150,000 shares to cover an over-allotment option granted to Barron Chase Securities, Inc. ("Underwriter"). This offering was closed on February 10, 2000 and 1,150,000 shares were sold. The public offering price was $6.00 per share, resulting in gross proceeds of $6,900,000. The Underwriter received a 10% commission, a 3% non- accountable expense allowance of the gross proceeds and a financial advisory fee of $108,000, or an aggregate of

$1,005,000. Additional offering expenses were approximately $218,496 resulting in net proceeds of $5,676,504. The following expenditures have been made from the net proceeds:

         - $726,045 to repay principal and interest on borrowings of $607,165 made by us pursuant to promissory notes issued to our shareholders,

         - $278,574 to repay accounts payable and accrued liabilities (excluding accrued interest payable and accrued offering costs),

         - $95,218 in payment of the out-of-pocket costs of the merger-acquisition of Foresight, Inc. that was completed on December 7, 2000, and

         - $12,183 in payment of the out-of-pocket costs of the proposed merger-acquisition of The Capella Group, Inc.

         -        $727,030 for working capital;

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


          3.3              Certificate of the Powers Designation, Rights and
                           Preferences for the Series A Convertible Preferred
                           Stock of Registrant, dated March 21, 2000.

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

         10.1              Precis Smart Card, Inc. 1999 Stock Option Plan
                           (amended and restated), incorporated by reference to
                           Exhibit 10.1 of Registrant's Form SB-2 Registration
                           Statement (No. 333- 86643).

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

         10.10             The Lease Agreement, dated December 31, 1999, between
                           Registrant and Onward, L.L.C.

         10.11 The Lease Agreement, dated September 30, 2000, between Registrant and Onward, L.L.C.

         10.12             The Agreement and Plan of Merger, dated March 23,
                           2001, amongst Registrant, Precis- Capella Group
                           Acquisition, Inc., The Capella Group, Inc., Judith H.
                           Henkels, John F. Luther, Mary L. Kelly, Bobby R.
                           Rhodes, Leland S. Chaffin, Jr., Trust Under The
                           Capella Group, Inc. IMR 2001 Bonus Plan and Trust under The Caplella Group, Inc. Employee 2001 Bonus
                           Plan.

(b) REPORTS ON FORM 8-K:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PRECIS SMART CARD SYSTEMS, INC.
                                  (Registrant)

                                  By: /s/ PAUL A. KRUGER
                                     -------------------------------------------
                                          Paul A. Kruger
                                          Chief Executive Officer

Date: April 19, 2001
                                  By: /s/ MARK R. KIDD
                                     -------------------------------------------
                                          Mark R. Kidd
                                          Chief Financial Officer and Controller

Date: April 19, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                                            TITLE                                       DATE
 /s/PAUL A. KRUGER                                   Chairman of the Board                           April 19, 2001
------------------------------------                 and Chief Executive Officer
 Paul A. Kruger

 /s/MARK R. KIDD                                     Chief Financial Officer and                     April 19, 2001
------------------------------------                 Controller, Secretary and Director
 Mark R. Kidd

 /s/ LARRY E. HOWELL                                 Director                                        April 19, 2001
------------------------------------
 Larry E. Howell

 /s/LYLE W. MILLER                                   Director                                        April 19, 2001
------------------------------------
 Lyle W. Miller

 /s/JOHN SIMONELLI                                   Director                                        April 19, 2001
------------------------------------

 /s/MICHAEL E. DUNN                                  Director                                        April 19, 2001
------------------------------------
 Michael E. Dunn

 /s/KENT H. WEBB                                     Director                                        April 19, 2001
------------------------------------
 Kent H. Webb

                         PRECIS SMART CARD SYSTEMS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
Condensed Consolidated Balance Sheets as of March 31, 2001 and
     December 31, 2000.......................................................................................   F-2

Condensed Consolidated Statements of Operations for the
     Three Months Ended March 31, 2001 and 2000..............................................................   F-3

Condensed Consolidated Statements of Stockholders' Equity for the
     Three Months Ended March 31, 2001.......................................................................   F-4

Condensed Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000..............................................................   F-5

Notes to Condensed Consolidated Financial Statements.........................................................   F-6

                         PRECIS SMART CARD SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 MARCH 31,       DECEMBER 31,
                                                                                   2001              2000
                                                                              ---------------   --------------
                                   ASSETS
Current assets:
   Cash and cash equivalents................................................  $     4,335,603   $    4,541,373
   Accounts receivable......................................................          996,457          670,208
                                                                              ---------------   --------------

       Total current assets.................................................        5,332,060        5,211,581
                                                                              ---------------   --------------

Fixed assets, net...........................................................          139,592          141,311
Goodwill, net...............................................................        2,678,376        2,723,330
Other assets................................................................           80,359           73,803
                                                                              ---------------   --------------

Total assets                                                                  $     8,230,387       $8,150,025
                                                                              ===============    ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable.........................................................  $        59,784   $      209,992
   Accrued liabilities......................................................        1,179,900        1,040,521
                                                                              ---------------   --------------

      Total current liabilities.............................................        1,239,684        1,250,513
                                                                              ---------------   --------------

Income taxes payable........................................................           45,729           23,881
                                                                              ---------------   --------------

      Total liabilities.....................................................        1,285,413        1,274,394
                                                                              ---------------   --------------

Stockholders' equity:

   Preferred stock, $1 par value, 2,000,000 shares authorized;
      166,667 shares issued and outstanding.................................        2,000,000        2,000,000
   Common stock, $.01 par value, 100,000,000 shares authorized;
      2,850,000 issued and outstanding (1,200,000 issued as of
      December 31, 1999)....................................................           28,500           28,500
   Additional paid-in capital...............................................        9,103,274        9,103,274
   Accumulated deficit......................................................       (4,186,800)      (4,256,143)
                                                                              ---------------   --------------

      Total stockholders' equity............................................        6,944,974        6,875,631
                                                                              ---------------   --------------

Total liabilities and stockholders' equity..................................  $     8,230,387   $    8,150,025
                                                                              ===============   ==============

      See accompanying notes to condensed consolidated financial statements

                         PRECIS SMART CARD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                      ----------------------------
                                                                                          2001            2000
                                                                                      ------------   -------------
Product and service revenues........................................................  $  2,354,159    $         --
                                                                                      ------------   -------------
Operating expenses:
    Cost of operations..............................................................     1,605,957              --
    Product deployment and research
        and development.............................................................            --          45,235
    Sales and marketing.............................................................       287,348          45,092
    General and administrative......................................................       322,264         168,495
                                                                                      ------------   -------------
        Total operating expenses....................................................     2,215,569         258,822
                                                                                      ------------   -------------
Operating income (loss).............................................................       138,590        (258,822)
                                                                                      ------------   -------------
Other expense (income):

    Interest income and expense, net................................................       (62,222)        (18,079)
    Amortization of goodwill........................................................        44,954              --
                                                                                      ------------   -------------
        Total other expense (income)................................................       (17,268)        (18,079)
                                                                                      ------------   -------------
Income (loss) before income taxes...................................................       155,858        (240,743)
Provision for income taxes..........................................................        26,515              --
                                                                                      ------------   -------------
Net income (loss)...................................................................       129,343        (240,743)
Preferred stock dividends                                                                   60,000              --
                                                                                      ------------   -------------
Net income (loss) applicable to common stockholders                                   $     69,343    $   (240,743)
                                                                                      ============   =============
Earnings per share:
    Basic...........................................................................  $       0.02    $      (0.12)
                                                                                      ============   =============
    Diluted.........................................................................  $       0.02    $      (0.12)
                                                                                      ============   =============
Weighted average number of common shares outstanding:
    Basic...........................................................................     2,850,000       1,967,000
                                                                                      ============   =============
    Diluted.........................................................................     2,898,125       1,967,000
                                                                                      ============   =============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                            COMMON STOCK           PREFERRED STOCK       ADDITIONAL
                                        -----------------------  ---------------------     PAID-IN    ACCUMULATED
                                          SHARES        AMOUNT    SHARES      AMOUNT       CAPITAL      DEFICIT
                                        ---------       ------   --------   ----------  ------------  -----------
Balance, December 31, 2000...........   2,850,000       $28,500   166,667   $2,000,000    $9,103,274  $(4,256,143)

   Preferred stock dividends.........          --            --        --           --            --      (60,000)
   Net income........................          --            --        --           --            --      129,343
                                        ---------       -------   -------   ----------    ----------  -----------

Balance, March 31, 2001..............   2,850,000       $28,500   166,667   $2,000,000    $9,103,274  $(4,186,800)
                                       ==========       =======   =======   ==========    ==========  ===========







      See Accompanying Notes to Condensed Consolidated Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE THREE MONTHS
                                                                                            ENDED MARCH 31,
                                                                                       --------------------------
                                                                                           2001          2000
                                                                                       ------------  ------------
Operating activities:
  Net income (loss)................................................................... $    129,343  $   (240,743)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation....................................................................        7,187            --
      Amortization of goodwill........................................................       44,954            --
      Changes in assets and liabilities -
        Accounts receivable...........................................................     (326,249)           --
        Other assets..................................................................       (6,556)           --
        Inventory.....................................................................           --        (9,288)
        Accounts payable..............................................................     (150,208)     (420,920)
        Accrued liabilities...........................................................      139,379       (80,574)
        Income taxes payable..........................................................       21,848            --
                                                                                       ------------  ------------
          Net cash used by operating activities.......................................     (140,302)     (751,525)
                                                                                       ------------  ------------
Investing activities:
  Purchase of fixed assets............................................................       (5,468)           --
                                                                                       ------------  ------------
    Net cash used in investing activities.............................................       (5,468)           --
                                                                                       ------------  ------------

Financing activities:
  Sale of stock.......................................................................           --     5,823,931
  Payment of preferred stock dividends................................................      (60,000)           --
  Payments on short-term debt.........................................................           --      (329,643)
  Payments on long-term debt..........................................................           --      (297,772)
                                                                                       ------------  ------------
    Net cash provided by (used in) financing activities...............................      (60,000)    5,196,516
                                                                                       ------------  ------------

Net change in cash and cash equivalents...............................................     (205,770)    4,444,991

Cash and cash equivalents at beginning of year........................................    4,541,373        21,538
                                                                                       ------------  ------------

Cash and cash equivalents at end of year.............................................. $  4,335,603  $  4,466,529
                                                                                       ============  ============

Supplemental Disclosure:
  Interest paid....................................................................... $         --  $    118,880
                                                                                       ============  ============

      See Accompanying Notes to Condensed Consolidated Financial Statements

                         PRECIS SMART CARD SYSTEMS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Information

         The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 2000 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 - Proposed Merger

         On March 23, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") to acquire The Capella Group, Inc. ("Capella") through a merger transaction. The merger is subject to, among other conditions, approval of the Company's shareholders. It is anticipated that the merger will be completed before September 30, 2001 and that it will be accounted for as a purchase. The Merger Agreement provides that on the effective date of the merger, the Company will pay $2,271,609 in cash, $1,000,000 in the form of a note payable and issue 2,775,000 shares of its common stock for Capella. Additional shares of common stock are issuable based on earnings levels of Capella for 2001.