Form 10QSB
period 2001-06-30
PRECIS SMART CARD SYSTEMS INC
filed 2001-07-31
CIK 1017440

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                            ------------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________

                        Commission File Number: 001-15667

                                  PRECIS, INC.
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

                         PRECIS SMART CARD SYSTEMS, INC.
             (Former name, former address and former fiscal year, if
                           changed since last report)

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

        State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: As of July 25, 2001, 6,875,000 shares of the issuer's common stock, $0.01 par value, were outstanding.

        Transitional Small Business Disclosure Format (Check One): Yes [ ] No[X]

                                  PRECIS, INC.
                                   FORM 10-QSB
                       For the Quarter Ended June 30, 2001

                                TABLE OF CONTENTS

Part I.      Financial Information
Item 1.      Financial Statements...........................................................................     1
Item 2.      Management's Discussion and Analysis or Plan of Operation......................................     1

Part II.     Other Information
Item 1.      Legal Proceedings..............................................................................     5
Item 2.      Changes in Securities and Use of Proceeds......................................................     5
Item 3.      Defaults Upon Senior Securities................................................................     6
Item 4.      Submission of Matters to a Vote of Security Holders............................................     6
Item 5.      Other Information..............................................................................     7
Item 6.      Exhibits and Reports on Form 8-K...............................................................     7

SIGNATURES..................................................................................................     9

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1. The audited financial statements of The Capella Group, Inc. as of and for the years ended December 31, 2000 and 1999 are incorporated in this Report by reference to pages F-3 through F-10 appearing in the Company's Schedule A (Proxy Statement) filed with the Commission on May 16, 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Effective June 8, 2001, pursuant to a merger-acquisition transaction our wholly-owned subsidiary acquired The Capella Group, Inc.. Completion of the merger-acquisition resulted in The Capella Group, Inc. merging into our subsidiary and the subsidiary then changing its name to The Capella Group, Inc. The merger-acquisition of Capella allowed us to further diversify our current membership programs offered through our subsidiary, Foresight, Inc. The Capella Group is primarily engaged in marketing memberships that offer savings on a wide range of healthcare services.

CONSUMER HEALTHCARE SAVINGS PROGRAMS

         We offer savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPO's) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entree. We design these programs to benefit health care providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients; however, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for program members; however, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.

         Independent representatives can enroll as independent marketing representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives a commission equal to 25% of the membership fees of any member they enroll for the life of that member's enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of 35% in override commissions down through six levels. We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured in part by our revenues in these programs.

WHOLESALE MEMBERSHIP PROGRAMS

         We also design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided our and third-party vendors' products and services. We believe that our clients, their customers and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Most of our memberships are sold by third-party organizations, generally in connection with a point of sale transaction. We refer to these programs and membership sales as wholesale programs. Some of our wholesale programs utilize our smart card technology and products as enhancements.

         Through the design of our wholesale programs, we seek to address our clients' desires to obtain another source of income from their customers through membership sales. In return for the wholesale sale of memberships, our clients collect the weekly or monthly membership fees and retain 40% to 80% of such fees. The balance of these membership fees, 20% to 60%, is remitted to us. The programs are designed and managed to strengthen the relationship between our clients and their customers.

BENEFITS TO MEMBERS OF OUR PROGRAMS

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

RESULTS OF OPERATIONS

         The following table sets forth selected results of our operations for the three months and six months periods ended June 30, 2001 and 2000. The following information was derived and taken from our financial statements appearing elsewhere in this Report.

                                               For the Three Months Ended         For the Six Months Ended
                                                        June 30,                          June 30,
                                             ------------------------------     -----------------------------
                                                  2001            2000              2001            2000
                                             --------------   -------------     -------------   -------------
Product and service revenues................. $  3,903,000    $         --      $  6,257,159    $         --
                                             -------------    ------------      ------------    ------------
Operating expenses:
  Cost of operations.........................    2,702,863              --         4,308,820              --
  Product deployment and
    research and development.................           --          67,998                --         113,233
  Sales and marketing........................      333,339          42,495           620,687          87,587
  General and administrative.................      524,314          66,305           846,578         234,800
                                             -------------    ------------      ------------    ------------
    Total operating expenses.................    3,560,516         176,798         5,776,085         435,620
                                             -------------    ------------      ------------    ------------
    Operating income (loss)..................      342,484        (176,798)          481,074        (435,620)
                                             -------------    ------------      ------------    ------------
Other expense (income):
  Interest income and expense, net...........      (34,371)        (49,705)          (96,593)        (67,784)
  Amortization of goodwill...................      101,930              --           146,884              --
                                             -------------    ------------      ------------    ------------
    Total other expense (income)                    67,559         (49,705)           50,291         (67,784)
                                             -------------    ------------      ------------    ------------
Income (loss) before income taxes............      274,925        (127,093)          430,783        (367,836)
Provision for income taxes...................       68,634              --            95,149              --
                                             -------------    ------------      ------------    ------------

Net income (loss)............................ $    206,291    $   (127,093)     $    335,634    $   (367,836)
                                             =============    ============      ============    ============

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         PRODUCT AND SERVICE REVENUES. We generated revenue of $3,903,000 during the three months ended June 30, 2001; no revenue was generated during the three months ended June 30, 2000. This increase was attributable to our transition to a membership company as a result of the merger-acquisitions of The Capella Group, Inc. and

Foresight, Inc.. During the three months ending June 30, 2000, we were primarily focusing on developing smart card products and had limited marketing capability during that time. We now offer some smart card products, primarily the Precis-Instacare emergency medical card, in conjunction with certain membership programs.

         COST OF OPERATIONS. Cost of operations during the three months ended June 30, 2001, was attributable to the costs related to our membership programs. No similar costs were incurred in the second three months of 2000.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT. The elimination of product deployment and research and development costs during the three months ended June 30, 2001 was also attributable to the transition from focusing on product development to the design and implementation of membership programs. We will possibly incur research and development costs in the future in conjunction with the development of new membership programs which could include the development of additional smart card technology.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $290,844 to $333,339 during the three months ended June 30, 2001 from $42,495 during the same period in 2000. This increase was attributable to the sales and marketing efforts and commissions associated with our membership programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $458,009 to $524,314 during the three months ended June 30, 2001 from $66,305 during the same period in 2000. The increase in general and administrative expenses was attributable to an increase in overhead attributable to the operations of Capella and Foresight. The increase in general and administrative expenses attributable to Capella and Foresight was offset by a reduction in Precis salaries of approximately $75,000.

         OTHER EXPENSE (INCOME). During the three months ended June 30, 2001, we generated $34,371 in net interest income, a $15,334 decrease from $49,705 during the same period in 2000. This decrease was due to a lower average balance of short-term cash investments during the three months ended June 30, 2001, compared to the same period in 2000 as a result of cash consideration paid in the merger-acquisition of Capella. During the three months ended June 30, 2001, we incurred goodwill amortization of $101,930 in conjunction with the merger-acquisitions of The Capella Group, Inc. in June 2001 and Foresight, Inc. in December 2000.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

         PRODUCT AND SERVICE REVENUES. We generated revenue of $6,257,159 during the six months ended June 30, 2001; no revenue was generated during the first six months of 2000. This increase was attributable to our transition to a membership company as a result of the merger-acquisitions of The Capella Group, Inc. and Foresight, Inc. During the six months ending June 30, 2000, we were primarily focusing on developing smart card products and had limited marketing capability during that period. We now offer some smart card products, primarily the Precis- Instacare emergency medical card, in conjunction with certain membership programs.

         COST OF OPERATIONS. Cost of operations during the six months ended June 30, 2001, was attributable to the costs related to our membership programs. No similar costs were incurred in the first six months of 2000.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT. The elimination of product deployment and research and development costs during the six months ended June 30, 2001 was also attributable to the transition from focusing on product development to the design and implementation of membership programs. We will possibly incur research and development costs in the future in conjunction with the development of new membership programs which could include the development of additional smart card technology.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $533,100 to $620,687 during the six months ended June 30, 2001 from $87,587 during the first six months of 2000. This increase was attributable to the sales and marketing efforts and commissions associated with our membership programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $611,778 to $846,578 during the six months ended June 30, 2001 from $234,800 during the first six months of 2000. The increase in general and administrative expenses was attributable to an increase in overhead attributable to the operations of Capella and Foresight. The increase in general and administrative expenses attributable to Capella and Foresight was offset by a reduction in Precis salaries of approximately $186,000.

         OTHER EXPENSE (INCOME). During the six months ended June 30, 2001, we generated $96,593 in net interest income, a $28,809 increase from $67,784 during the first six months of 2000. This increase was due to a higher average balance of short-term cash investments during the six months ended June 30, 2001, compared to the first six months of 2000. The increase was offset by a reduction in interest income incurred as a result of cash consideration paid in the merger-acquisition of Capella. During the six months ended June 30, 2001, we incurred goodwill amortization of $146,884 in conjunction with the merger-acquisitions of The Capella Group, Inc. in June 2001 and Foresight, Inc. in December 2000.

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2001, we had working capital of $959,441. Operating activities for the six months ended March 31, 2001, provided net cash of $325,895. We generated cash as the result of net income of $335,634, increased by depreciation and amortization of $42,441 and $146,884, respectively, a decrease in other assets of $38,519 and an increase in accrued liabilities of $322,087. These operating cash sources were offset by changes in accounts receivable, inventory, other current assets, accounts payable and income taxes payable of $452,665, $10,220, $5,600, $7,855 and $83,330, respectively. During the first six months of 2000, our operating activities used net cash of $943,309 as the result of a net loss of $367,836, increased by changes in inventory, other assets, accounts payable and accrued liabilities of $17,601, $30,000, $410,352 and $117,520, respectively. During the six months ended June 30, 2001, we used $1,259,067 in investing activities consisting of $1,225,057 used in the merger-acquisition of The Capella Group, Inc. and $34,010 for the purchase of fixed assets. During the six months ended June 30, 2001, we used $137,602 in financing activities consisting of $17,602 in payments on capital leases and $120,000 paid for preferred stock dividends. During the first six months of 2000, our financing activities provided $5,183,141. During the first six months of 2000, we sold 1,150,000 shares of our common stock in an initial public offering for gross proceeds of $6,900,000 (net proceeds of approximately $5,675,000) which were subsequently used to repay short-term debt of $329,643 and long-term debt of $311,148.

         We believe that our operations as a result of the merger-acquisitions of The Capella Group, Inc. and Foresight, Inc. will achieve significant revenue growth and continue to be profitable. Historically, we have devoted our financial resources principally to development of our smart card technology. As a result of these merger- acquisitions, our smart card technology will principally be used in connection with our the membership program offerings, although we intend to continue to market our smart card technology and products. We provide no assurance that

o        we will be successful in implementing our business plan or

o unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays, or

o we will have sufficient capacity to satisfy any increased demand for our products and services resulting from implementation of our plan.

Any one of these will adversely affect our ability to become profitable or to maintain profitability.

THE CAPELLA GROUP, INC. MERGER AGREEMENT

         On June 8, 2001, we completed our merger-acquisition of The Capella Group, Inc. At closing of this merger- acquisition, we paid $2,271,609 in cash, issued $1,000,000 in notes payable and issued 2,775,000 shares of our common stock to the shareholders of The Capella Group. In addition, we agreed to issue to the shareholders of The Capella Group one share of our common stock for each dollar of income before income tax expense (increased by certain adjustments) of The Capella Group for 2001 in excess of $1,275,000 (assuming this merger-acquisition was completed on January 1, 2001). Other than our commitments respecting The Capella Group merger-acquisition, we currently have no commitments for capital expenditures in material amounts. We believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

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

         (a) None

         (b) None

         (c) None

         (d) On February 8, 2000, our Registration Statement (No. 333-86643) became effective under the Securities Act of 1933 for an offering of 1,000,000 shares of our Common Stock ("shares") and an additional 150,000 shares to cover an over-allotment option granted to Barron Chase Securities, Inc. ("Underwriter"). This offering was closed on February 10, 2000 and 1,150,000 shares were sold. The public offering price was $6.00 per share, resulting in gross proceeds of $6,900,000. The Underwriter received a 10% commission, a 3% non-accountable expense allowance of the gross proceeds and a financial advisory fee of $108,000, or an aggregate of $1,005,000. Additional offering expenses were approximately $218,496 resulting in net proceeds of $5,676,504. The following expenditures have been made from the net proceeds:

         o $2,271,609 in payment to the former shareholders of The Capella Group, Inc. as part of the merger- acquisition of The Capella Group, Inc.,

         o $269,774 in payment of the out-of-pocket costs of the merger-acquisition of The Capella Group, Inc., that was completed on June 8, 2001,

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

         o        $785,815 for working capital;

         o the balance has been invested in high grade, short-term interest bearing investments.

         One of our directors, Michael E. Dunn, is a member of the law firm of Dunn, Swan and Cunningham. This firm was paid $21,356 and $254,015 during the six months ended 2001 and the year ended December 31, 2000, respectively, for legal services rendered in conjunction with the offering of the shares, a private placement offering, the merger-acquisition of Foresight, Inc. and other legal services rendered during 1998, 1999 and 2000. Also, Kent H. Webb, M.D., one of our directors and the holder of nine promissory notes, was paid the $229,750 outstanding principal sum of these notes and accrued interest of $32,548. As part of our merger-acquisitions of The Capella Group, Inc. and Foresight, Inc., two of our directors, Messrs. John Simonelli and Larry E. Howell were paid consulting fees of $128,795 each for the merger-acquisition of Capella Group and $60,000 each for the merger- acquisition of Foresight. Except for the foregoing payments to the law firm, Dr. Webb and Messrs. Simonelli and Howell, no part of the offering expenses or net proceeds was directly paid to our (a) directors, officers, or their associates; (b) 10% or greater shareholders, or (c) affiliates.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual shareholders meeting held on June 8, 2001, the holders of our common stock approved the following:

                                                                                    NUMBER OF VOTES CAST
                                                                   -------------------------------------------------------
                                                                                                                  BROKER
                                                                     FOR          AGAINST        ABSTAINED       NON-VOTES
                                                                   -------        -------        ---------       ---------
The Agreement and Plan of Merger, dated March 23,
2001, as amended, by and among Precis Smart Card
Systems, Inc., Precis-Capella Group Acquisition, Inc.
(a wholly-owned subsidiary of Precis) and The
Capella Group, Inc. and its shareholders, providing
for the merger of Capella into Precis-Capella
Acquisition with the result that Capella became our
wholly-owned subsidiary......................................      1,657,099         336            150       859,486

The Precis Smart Card Systems, Inc. 1999 Stock
Option Plan as amended and restated..........................      1,469,706     173,867         14,012       859,486

Amendment of our Certificate of Incorporation to
change our name to Precis, Inc...............................      2,071,487      72,318            875       372,391

Election of the following directors:
         Kent H. Webb, M.D...................................      2,000,439     143,266            975       372,391
         Larry E. Howell.....................................      2,143,269         436            975       372,391
         Lyle W. Miller......................................      1,999,339     144,366            975       372,391
         Michael E. Dunn.....................................      1,999,289     144,366          1,025       372,391

Ratification of Murrell Hall McIntosh & Co., PLLP as
our independent accountants for 2001.........................      2,000,425     143,230          1,025       372,391

         Other than the matters mentioned above, no other matters were submitted to vote of our security holders during the second quarter of 2001.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS:

      EXHIBIT NO. DESCRIPTION
      ----------- -----------
         3.1      Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant's Form 8-K filed with the Commission on June 25, 2001.

         3.2 Registrant's Bylaws, incorporated by reference to Exhibit 3.2 of Registrant's Form SB-2 Registration Statement (No.
                  333-86643).

         4.1 Form of Certificate of Common Stock of Registrant, incorporated by reference to Exhibit 4.1 of Registrant's Form
                  SB-2 Registration Statement (No. 333-86643).

         10.1 Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.



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

         10.5     Employment Agreement, dated January 3, 2001, between Paul A.
                  Kruger and Registrant, incorporated by reference to Exhibit
                  10.5 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

         10.6     Employment Agreement, dated January 3, 2001, between Mark R.
                  Kidd and Registrant, incorporated by reference to Exhibit 10.6 of Registrant's Form 10-QSB filed with the Commission on April
                  24, 2001.

         10.7     Consulting Agreement, dated January 3, 2001, between Larry E.
                  Howell and Registrant, incorporated by reference to Exhibit
                  10.7 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

         10.8     Consulting Agreement, dated January 3, 2001, between John
                  Simonelli and Registrant, incorporated by reference to Exhibit
                  10.8 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

         10.9 Form of Indemnification Agreement, dated December 29, 2000, between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.9 of Registrant's Form 10-KSB filed with the Commission on April 2,
                  2001.

         10.10    The Lease Agreement, dated December 31, 1999, between
                  Registrant and Onward, L.L.C., incorporated by reference to
                  Exhibit 10.10 of Registrant's Form 10-KSB filed with the
                  Commission on April 2, 2001.

         10.11    The Lease Agreement, dated September 30, 2000, between
                  Registrant and Onward, L.L.C., incorporated by reference to
                  Exhibit 10.11 of Registrant's Form 10-KSB filed with the
                  Commission on April 2, 2001.

         10.12 The Agreement and Plan of Merger, dated March 23, 2001, amongst Registrant, Precis- Capella Group Acquisition, Inc.,
                  The Capella Group, Inc., Judith H. Henkels, John F. Luther,
                  Mary L. Kelly, Bobby R. Rhodes, Leland S. Chaffin, Jr., Trust
                  Under The Capella Group, Inc. IMR 2001 Bonus Plan and Trust under The Caplella Group, Inc. Employee 2001 Bonus Plan, incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

(b) REPORTS ON FORM 8-K:

         During the first quarter of 2001, Registrant did not file any reports on Form 8-K, other than the Form 8-K filed with the Commission June 25, 2001, reporting under Item 1. Changes in Control of Registrant, Item 2.

Acquisition or Disposition of Assets, the merger-acquisition of The Capella Group, Inc. on June 8, 2001 and reporting under Item 5. Other Event the change in Registrant's from "Precis Smart Card Systems, Inc." name to "Precis, Inc." This Report incorporated by reference under (a) Financial Statements and Exhibits of Item 7. Financial Statements and Exhibits, the following financial statements of The Capella Group, Inc.:

         Report of Independent Public Accountants

         Balance Sheets as of December 31, 2000 and 1999

         Statements of Operations for the Years Ended December 31, 2000 and 1999

         Statements of Stockholders' Equity (Deficit) for the Years Ended December 31, 2000 and 1999

         Statements of Cash Flows for the Years Ended December 31, 2000 and 1999

         Notes to Financial Statements for the Years Ended December 31, 2000 and 1999

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PRECIS, INC.
                                     (Registrant)

                                     By: /s/ PAUL A. KRUGER
                                        --------------------------------------
                                          Paul A. Kruger
                                          Chief Executive Officer
Date: July 25, 2001
                                     By: /s/ MARK R. KIDD
                                        --------------------------------------
                                          Mark R. Kidd
                                          Chief Financial Officer and Controller
Date: July 25, 2001

                                  PRECIS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 PAGE
Condensed Consolidated Balance Sheets as of June 30, 2001 and
     December 31, 2000.........................................................................................   F-2

Condensed Consolidated Statements of Operations for the
     Three Months Ended June 30, 2001 and 2000.................................................................   F-3

Condensed Consolidated Statements of Operations for the
     Six Months Ended June 30, 2001 and 2000...................................................................   F-4

Condensed Consolidated Statements of Stockholders' Equity for the
     Six Months Ended June 30, 2001............................................................................   F-5

Condensed Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2001 and 2000...................................................................   F-6

Notes to Condensed Consolidated Financial Statements...........................................................   F-7

Pro Forma Combined Statements of Operations
     for the Six Months Ended June 30, 2001 and 2000 (Unaudited)...............................................   F-8

Notes to Pro Forma Combined Statements of Operations (Unaudited)...............................................   F-9

                                  PRECIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JUNE 30,       DECEMBER 31,
                                                                                      2001             2000
                                                                                ----------------  ---------------
                                    ASSETS

Current assets:
   Cash and cash equivalents..................................................  $      3,470,599  $     4,541,373
   Accounts receivable........................................................         1,170,335          670,208
   Inventory..................................................................            76,551               --
   Other current assets.......................................................            56,594               --
                                                                                ----------------  ---------------

       Total current assets...................................................         4,774,079        5,211,581
                                                                                ----------------  ---------------

Fixed assets, net.............................................................           892,582          141,311
Goodwill, net.................................................................        12,753,312        2,723,330
Other assets..................................................................           128,916           73,803
                                                                                ----------------  ---------------

Total assets..................................................................  $     18,548,889       $8,150,025
                                                                                ================   ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable...........................................................  $        339,109  $       209,992
   Accrued liabilities........................................................         2,193,524        1,040,521
   Income taxes payable.......................................................            59,538           23,881
   Current portion of obligations on capital leases...........................           222,467               --
   Notes payable..............................................................         1,000,000               --
                                                                                ----------------  ---------------

      Total current liabilities...............................................         3,814,638        1,274,394
                                                                                ----------------  ---------------

Capital lease obligations.....................................................           277,236               --
                                                                                ----------------  ---------------

      Total liabilities.......................................................         4,091,874        1,274,394
                                                                                ----------------  ---------------
Stockholders' equity:
   Preferred stock, $1 par value, 2,000,000 shares authorized;
      166,667 shares issued and outstanding...................................         2,000,000        2,000,000
   Common stock, $.01 par value, 100,000,000 shares authorized;
      6,875,000 issued and outstanding (2,850,000 issued as of
      December 31, 2000)......................................................            68,750           28,500
   Additional paid-in capital.................................................        16,428,774        9,103,274
   Accumulated deficit........................................................        (4,040,509)      (4,256,143)
                                                                                ----------------  ---------------
      Total stockholders' equity..............................................        14,457,015        6,875,631
                                                                                ----------------  ---------------
Total liabilities and stockholders' equity....................................  $     18,548,889  $     8,150,025
                                                                                ================  ===============

                     See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED JUNE 30,
                                                                                        ----------------------------
                                                                                             2001           2000
                                                                                        -------------   ------------
Product and service revenues..........................................................  $   3,903,000   $         --
                                                                                        -------------   ------------
Operating expenses:
    Cost of operations................................................................      2,702,863             --
    Product deployment and research
        and development...............................................................             --         67,998
    Sales and marketing...............................................................        333,339         42,495
    General and administrative........................................................        524,314         66,305
                                                                                        -------------   ------------
        Total operating expenses......................................................      3,560,516        176,798
                                                                                        -------------   ------------
Operating income (loss)...............................................................        342,484       (176,798)
                                                                                        -------------   ------------
Other expense (income):
    Interest income and expense, net..................................................        (34,371)       (49,705)
    Amortization of goodwill..........................................................        101,930             --
                                                                                        -------------   ------------
        Total other expense (income)..................................................         67,559        (49,705)
                                                                                        -------------   ------------
Income (loss) before income taxes.....................................................        274,925       (127,093)
Provision for income taxes............................................................         68,634             --
                                                                                        -------------   ------------
Net income (loss).....................................................................        206,291       (127,093)
Preferred stock dividends                                                                      60,000             --
                                                                                        -------------   ------------
Net income (loss) applicable to common stockholders                                     $     146,291   $   (127,093)
                                                                                        =============   ============
Earnings per share:
    Basic.............................................................................  $        0.04   $      (0.05)
                                                                                        =============   ============
    Diluted...........................................................................  $        0.04   $      (0.05)
                                                                                        =============   ============
Weighted average number of common shares outstanding:
    Basic.............................................................................      3,823,077      2,350,000
                                                                                        =============   ============
    Diluted...........................................................................      3,871,787      2,350,000
                                                                                        =============   ============
                       See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             FOR THE SIX MONTHS
                                                                                               ENDED JUNE 30,
                                                                                        ----------------------------
                                                                                             2001           2000
                                                                                        -------------   ------------
Product and service revenues..........................................................  $   6,257,159   $         --
                                                                                        -------------   ------------
Operating expenses:
    Cost of operations................................................................      4,308,820             --
    Product deployment and research
        and development...............................................................             --        113,233
    Sales and marketing...............................................................        620,687         87,587
    General and administrative........................................................        846,578        234,800
                                                                                        -------------   ------------
        Total operating expenses......................................................      5,776,085        435,620
                                                                                        -------------   ------------
Operating income (loss)...............................................................        481,074       (435,620)
                                                                                        -------------   ------------
Other expense (income):
    Interest income and expense, net..................................................        (96,593)       (67,784)
    Amortization of goodwill..........................................................        146,884             --
                                                                                        -------------   ------------
        Total other expense (income)..................................................         50,291        (67,784)
                                                                                        -------------   ------------
Income (loss) before income taxes.....................................................        430,783       (367,836)
Provision for income taxes............................................................         95,149             --
                                                                                        -------------   ------------
Net income (loss).....................................................................        335,634       (367,836)
Preferred stock dividends                                                                     120,000             --
                                                                                        -------------   ------------
Net income (loss) applicable to common stockholders                                     $     215,634   $   (367,836)
                                                                                        =============   ============
Earnings per share:
    Basic.............................................................................  $        0.06   $      (0.17)
                                                                                        =============   ============
    Diluted...........................................................................  $        0.06   $      (0.17)
                                                                                        =============   ============
Weighted average number of common shares outstanding:
    Basic.............................................................................      3,520,833      2,158,000
                                                                                        =============   ============
    Diluted...........................................................................      3,569,544      2,158,000
                                                                                        =============   ============

                       See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK            PREFERRED STOCK       ADDITIONAL
                                      --------------------------   ---------------------     PAID-IN      ACCUMULATED
                                         SHARES         AMOUNT      SHARES      AMOUNT       CAPITAL        DEFICIT
                                      -------------   ----------   ---------  ----------  ------------   ------------
Balance, December 31, 2000............    2,850,000      $28,500    166,667   $2,000,000    $9,103,274    $(4,256,143)

   Issuance of stock in
      business combination............    4,025,000       40,250         --           --     7,325,500             --
   Preferred stock dividends..........           --           --         --           --            --       (120,000)
   Net income.........................           --           --         --           --            --        335,634
                                         ----------      -------    -------   ----------   -----------   ------------
Balance, June 30, 2001................    6,875,000      $68,750    166,667   $2,000,000   $16,428,774    $(4,040,509)
                                         ==========      =======    =======   ==========   ===========   ============

                       See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ---------------------------
                                                                                            2001           2000
                                                                                        -------------  ------------
Operating activities:
  Net income (loss).................................................................... $     335,634   $  (367,836 )
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation.....................................................................        42,441            --
      Amortization of goodwill.........................................................       146,884            --
      Changes in assets and liabilities -
        Accounts receivable............................................................      (452,665)           --
        Inventory......................................................................       (10,220)      (17,601 )
        Other current assets...........................................................        (5,600)           --
        Other assets...................................................................        38,519       (30,000 )
        Accounts payable...............................................................        (7,855)     (410,352 )
        Accrued liabilities............................................................       322,087      (117,520 )
        Income taxes payable...........................................................       (83,330)           --
                                                                                        -------------  ------------
          Net cash provided by (used in) operating activities..........................       325,895      (943,309 )
                                                                                        -------------  ------------
Investing activities:
  Cash used in business combination, net of cash acquired..............................    (1,225,057)
  Purchase of fixed assets.............................................................       (34,010)           --
                                                                                        -------------  ------------
    Net cash used in investing activities..............................................    (1,259,067)           --
                                                                                        -------------  ------------
Financing activities:
  Sale of stock........................................................................            --     5,823,932
  Payment of preferred stock dividends.................................................      (120,000)           --
  Payments on capital lease obligations................................................       (17,602)           --
  Payments on short-term debt..........................................................            --      (329,643 )
  Payments on long-term debt...........................................................            --      (311,148 )
                                                                                        -------------  ------------
    Net cash provided by (used in) financing activities................................      (137,602)    5,183,141
                                                                                        -------------  ------------
Net change in cash and cash equivalents................................................    (1,070,774)    4,239,832
Cash and cash equivalents at beginning of year.........................................     4,541,373        21,538
                                                                                        -------------  ------------
Cash and cash equivalents at end of year............................................... $   3,470,599   $ 4,261,370
                                                                                        =============  ============

                       See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Interim Financial Information

         The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 2000 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 - Merger-Acquisition of The Capella Group, Inc.

         On June 8, 2001, the Company acquired The Capella Group, Inc. ("Capella") for $2,271,609 in cash, $1,000,000 in the form of a note payable and 2,775,000 shares of its common stock. Additional shares of common stock are issuable based on earnings levels of Capella for 2001. Capella is a provider of membership service programs that offer discounts on a wide range of healthcare services. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Capella's operations are included in the condensed consolidated financial statements from the date of acquisition.

Note 3 - Subsequent Event

         Membership service programs by one client of the Company accounted for approximately 48% of revenues for the six months ending June 30, 2001. On July 23, 2001, the client communicated the planned termination of their business relationship with the Company effective August 31, 2001. Management is attempting to retain the business.

                                  PRECIS, INC.
             PRO FORMA COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                                                  THE CAPELLA        PRO FORMA
                                                                  GROUP, INC.       ADJUSTMENTS         PRO FORMA
                                                 PRECIS, INC.       (NOTE 1)          (NOTE 2)          COMBINED
                                                --------------   --------------    --------------     -------------
Product and service revenues..................  $    6,257,159   $    5,640,072     $          --     $  11,897,231
                                                --------------   --------------    --------------     -------------

Operating expenses:
    Cost of operations........................       4,308,820        3,720,781                --         8,029,601
    Product deployment and research
        and development.......................              --               --                --                --
    Sales and marketing.......................         620,687          138,096                --           758,783
    General and administrative................         846,578          888,928                --         1,735,506
                                                --------------   --------------    --------------     -------------

        Total operating expenses..............       5,776,085        4,747,805                --        10,523,890
                                                --------------   --------------    --------------     -------------

Operating income (loss).......................         481,074          892,267                --         1,373,341
                                                --------------   --------------    --------------     -------------

Other expense (income):

    Interest income and expense, net..........         (96,593)          33,802                --           (62,791)
                                                                                           65,733 (b)
    Amortization of goodwill..................         146,884               --           219,149 (a)       431,766
                                                --------------   --------------    --------------     -------------

        Total other expense (income)..........          50,291           33,802           284,882           368,975
                                                --------------   --------------    --------------     -------------

Income (loss) before income taxes.............         430,783          858,465          (284,882)        1,004,366
Provision for income taxes....................          95,149          292,922           (97,316)(c)       290,755
                                                --------------   --------------    --------------     -------------

Net income (loss).............................         335,634          565,543          (187,566)          713,611

Preferred stock dividends.....................         120,000               --                --           120,000
                                                --------------   --------------    --------------     -------------

Net income (loss) applicable to
    common stockholders.......................  $      215,634   $      565,543     $    (187,566)    $     593,611
                                                ==============   ==============    ==============     =============

Earnings per share:
    Basic.....................................  $         0.06                                        $        0.09
                                                ==============                                        =============

Weighted average number of common shares
 outstanding:
    Basic.....................................       3,520,833                                            6,875,000
                                                ==============                                        =============

                         See accompanying notes to unaudited pro forma financial statements.

                                       F-8

                                  PRECIS, INC.
             PRO FORMA COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                                                   THE CAPELLA       PRO FORMA
                                                                   GROUP, INC.      ADJUSTMENTS        PRO FORMA
                                                  PRECIS, INC.       (NOTE 1)         (NOTE 2)          COMBINED
                                                 --------------   --------------   --------------    --------------
Product and service revenues...................  $           --   $    1,215,158    $          --     $   1,215,158
                                                 --------------   --------------   --------------    --------------
Operating expenses:
    Cost of operations.........................              --          496,409               --           496,409
    Product deployment and research
        and development........................         113,233               --               --           113,233
    Sales and marketing........................          87,587           17,062               --           104,649
    General and administrative.................         234,800          439,852               --           674,652
                                                 --------------   --------------   --------------    --------------

        Total operating expenses...............         435,620          953,323               --         1,388,943
                                                 --------------   --------------   --------------    --------------

Operating income (loss)........................        (435,620)         261,835               --          (173,785)
                                                 --------------   --------------   --------------    --------------

Other expense (income):

    Interest income and expense, net...........         (67,784)              --               --           (67,784)
                                                                                           78,882 (b)
    Amortization of goodwill...................              --               --          262,979 (a)       341,861
                                                 --------------   --------------   --------------    --------------

        Total other expense (income)...........         (67,784)              --          341,861           274,077
                                                 --------------   --------------   --------------    --------------

Income (loss) before income taxes..............        (367,836)         261,835         (341,861)         (447,862)
Provision for income taxes.....................              --           70,147          (70,147)(c)            --
                                                 --------------   --------------   --------------    --------------

Net income (loss)..............................        (367,836)         191,688         (271,714)         (447,862)

Preferred stock dividends......................              --               --               --                --
                                                 --------------   --------------   --------------    --------------

Net income (loss) applicable to
    common stockholders........................  $     (367,836)  $      191,688    $    (271,714)    $    (447,862)
                                                 ==============   ==============   ==============    ==============

Earnings per share:
    Basic......................................  $        (0.17)                                      $       (0.07)
                                                 ==============                                      ==============

Weighted average number of common shares
 outstanding:
    Basic......................................       2,158,000                                           6,875,000
                                                 ==============                                      ==============

                         See accompanying notes to unaudited pro forma financial statements.

                                  PRECIS, INC.
          NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis for Presentation

         The unaudited pro forma combined statements of operations present the pro forma effects of the merger of Precis-Capella Group Acquisition, Inc. ("Merger Sub"), a wholly-owned subsidiary of Precis, Inc. ("Precis"), with The Capella Group, Inc., a Texas corporation ("Capella") pursuant to an Agreement and Plan of Merger (the "Merger Agreement") by and among Precis, Merger Sub and Capella dated March 23, 2001 (the "Capella Merger") which became effective on June 8, 2001. The Capella Merger has been accounted for under the purchase method of accounting, and, as a result of this merger, Capella became a wholly-owned subsidiary of Precis. Capella is a provider of innovative healthcare solutions that offer consumers discounts on various health-related expenses.

         Under the Merger Agreement, Precis paid $2,271,609 in cash, issued $1,000,000 in the form of notes payable and issued 2,775,000 shares of common stock to the shareholders of Capella. In addition, Precis will issue to the shareholders of Capella one share of our common stock for each dollar of income before income tax expense (increased by certain adjustments) of Capella for 2001 in excess of $1,275,000. Any additional common shares issued following completion of the Capella Merger will be recorded as additional goodwill at their fair value on the date of issuance. The additional recorded goodwill will be amortized over the remaining life of the original goodwill.

         The accompanying unaudited pro forma combined financial statements are presented assuming the Capella Merger occurred or was consummated as of January 1, 2001 and 2000, respectively, the first day of the periods presented. The information presented for Precis and Capella for the periods presented, is derived from the unaudited financial statements of Precis and Capella for such periods. For the six month period ended June 30, 2001, the results of operations of Capella are included in the consolidated financial statements from the date of acquisition.

         The pro forma financial information presented in the unaudited pro forma combined financial statements is not necessarily indicative of the financial position or results of operations that would have been achieved had the operations been those of a single consolidated corporate entity. The results of operations presented in the unaudited pro forma combined statements of operations are not necessarily indicative of the combined results of future operations of Precis following consummation of the Capella Merger.

Note 2 - Pro Forma Adjustments

         The accompanying unaudited pro forma combined financial statements have been adjusted to record and give effect to the Capella Merger as follows:

         (a) The purchase of Capella and resulting goodwill. The consideration given to the shareholders of Capella was valued as follows: the $2,271,609 cash and $1,000,000 in promissory notes were valued at face value; the 2,775,000 shares of common stock have been valued at the average closing price for the stock on March 21, 2001 through March 28, 2001 of $3.05 reduced by a 40% discount. The discount is attributable to the one-year holding period requirement of the Capella shareholders, a blockage discount applicable to the number of shares issued to the Capella shareholders in comparison to the number of shares of Precis stock held by the public and the volatility of the trading volume of Precis stock. The average closing price was calculated on the dates surrounding the release date of Capella Merger which was March 26, 2001. The resulting $7,889,366 of goodwill will be amortized over 15 years and is attributable to Capella's sales representatives network, product development and vendor network. Our historical financial statements will reflect the value of the consideration for the merger and the resulting goodwill as of the closing date of the merger.

                                  PRECIS, INC.
    NOTES TO PRO FORMA COMBINED FINANCIAL STATEMENTS (UNAUDITED) (CONCLUDED)

         (b) The former shareholders of Foresight, Inc. received 1,250,000 shares of common stock at the closing of the Capella Merger. The 1,250,000 shares of common stock have been valued at the same price as the shares issued to Capella shareholders. The resulting $2,287,500 of goodwill will be amortized over 14.5 years.

         (c) The provision for income taxes for the six months ended June 30, 2000, applicable to Capella has been eliminated to reflect the benefit that would have been realized from the consolidation of Precis and Capella.

Note 3 - Goodwill

         Goodwill recorded in connection with the Capella Merger will be amortized on a straight-line basis over 15 years. The selection of a 15-year amortization period considers the nature of Capella's business, the products and services provided by Capella. Capella's customers have the right to terminate membership with Capella at any time, however because of the marketing organization that Capella has developed over its 4 years of operations, historically terminating customers have been replaced with new customers. In acquiring Capella, the intent is not to acquire individual customers, but to acquire the employee organization and management responsible for obtaining and maintaining customers. Precis will continually review whether events and circumstances have occurred that indicate the remaining estimated useful life of goodwill warrants revision or that the remaining unamortized balance of goodwill is not recoverable. When factors, such as operating losses, loss of customers, or changes in the membership services industry, if present, indicate that goodwill should be evaluated for possible impairment, Precis will use an estimate of the related undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable. Although management believes that goodwill will be recoverable over the amortization period, it is possible, due to a change in circumstances, that the carrying value of goodwill could become impaired in the future. Such impairment could have a material effect on the results of operations in a particular reporting period.