Form 10QSB
period 2001-09-30
PRECIS SMART CARD SYSTEMS INC
filed 2001-10-25
CIK 1017440

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                             -----------------------
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                             -----------------------

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

     State the number of shares outstanding of each of issuer's classes of common equity, as of the latest practicable date: As of October 23, 2001, 6,875,000 shares of the issuer's common stock, $0.01 par value, were outstanding.

     Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

                                   PRECIS, INC.
                                   FORM 10-QSB
                    For the Quarter Ended September 30, 2001

                                TABLE OF CONTENTS


Part I.      Financial Information
Item 1.      Financial Statements..................................................  1
Item 2.      Management's Discussion and Analysis or Plan of Operation.............  1

Part II.     Other Information
Item 1.      Legal Proceedings.....................................................  6
Item 2.      Changes in Securities and Use of Proceeds.............................  6
Item 3.      Defaults Upon Senior Securities.......................................  7
Item 4.      Submission of Matters to a Vote of Security Holders...................  7
Item 5.      Other Information.....................................................  7
Item 6.      Exhibits and Reports on Form 8-K......................................  8
SIGNATURES......................................................................... 10


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

OVERVIEW

CONSUMER HEALTHCARE SAVINGS PROGRAMS

         We offer savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPO's) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entree. We design these programs to benefit health care providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entree program members. However, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.

         Independent representatives may enroll as independent marketing representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives a commission equal to 25% of the membership fees of any member they enroll for the life of that member's enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of 35% in override commissions down through six levels. We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured in part by our revenues in these programs.

WHOLESALE MEMBERSHIP PROGRAMS

         We also design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts. Program members are offered and provided our and third-party vendors' products and services. We believe that our clients, their customers, and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Most of our memberships are sold by third-party organizations, generally in connection with a point of sale transaction. We refer to these programs and membership sales as wholesale programs. Some of our wholesale programs utilize our smart card technology and products as enhancements.

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

RESULTS OF OPERATIONS

         The following table sets forth selected results of our operations for the three months and nine months periods ended September 30, 2001 and 2000. Our business operations have significantly changed since our acquisition of Foresight, Inc. in December 2000 and The Capella Group, Inc. in June 2001. As a result of these acquisitions, our 2001 results of operations are not comparable to the results of operations of 2000, as illustrated below. The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.


                                              FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                            ----------------------------    ------------------------------
                                                2001             2000            2001             2000
                                            ------------    ------------    --------------    ------------
Product and service revenues................$  7,635,684    $         --    $   13,892,843    $         --
                                            ------------    ------------    --------------    ------------
Operating expenses:
  Cost of operations........................   2,293,630              --         6,602,450              --
  Product deployment and
    research and development................          --          41,678                --         154,911
  Sales and marketing.......................   3,003,188          46,682         3,623,875         134,269
  General and administrative................   1,096,229          68,961         1,942,807         303,761
                                            ------------    ------------    --------------    ------------
    Total operating expenses................   6,393,047         157,321        12,169,132         592,941
                                            ------------    ------------    --------------    ------------
    Operating income (loss).................   1,242,637        (157,321)        1,723,711        (592,941)
                                            ------------    ------------    --------------    ------------
Other expense (income):
  Interest income and expense, net..........      10,896         (65,603)          (85,697)       (133,387)
  Amortization of goodwill..................     215,883              --           362,767              --
                                            ------------    ------------    --------------    ------------
    Total other expense (income)                 226,779         (65,603)          277,070        (133,387)
                                            ------------    ------------    --------------    ------------
Income (loss) before income taxes...........   1,015,858         (91,718)        1,446,641        (459,554)
Provision for income taxes..................     289,806              --           384,955              --
                                            ------------    ------------    --------------    ------------

Net income (loss)...........................$    726,052    $    (91,718)   $    1,061,686    $   (459,554)
                                            ============    ============    ==============    ============

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         PRODUCT AND SERVICE REVENUES. We generated revenue of $7,635,684 during the three months ended September 30, 2001. No revenue was generated during the three months ended September 30, 2000. This increase was attributable to our transition to a membership company as a result of the merger-acquisitions of The Capella Group, Inc. in June 2001 and Foresight, Inc. in December 2000. During the three months ending September 30, 2000, we were primarily focusing on developing smart card products and had limited marketing capability during the period. We now offer some smart card products, primarily the Precis-Instacare emergency medical card, in conjunction with certain membership programs.

         Membership service programs offered by one of our clients accounted for approximately 13% of our revenue for the three months ended September 30, 2001. Effective August 31, 2001, this client terminated its business relationship with us. Due to the growth of revenue related to our consumer healthcare savings programs, we do not anticipate that the loss of this client will have a material adverse effect on our future operations.

         COST OF OPERATIONS. The $2,293,684 of cost of operations during the three months ended September 30, 2001, was attributable to the costs related to our membership programs. No similar costs were incurred in the same three months of 2000 because we did not begin offering membership programs until our acquisition of Foresight in December 2000.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT. The elimination of product deployment and research and development costs during the three months ended September 30, 2001 was also attributable to the transition from focusing on product development to the design and implementation of membership programs. We may incur research and development costs in the future in conjunction with the development of new membership programs that utilize our smart card technology.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $2,956,506 to $3,003,188 during the three months ended September 30, 2001 from $46,682 during the same period in 2000. This increase was attributable to the sales and marketing efforts and commissions associated with our membership programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1,027,268 to $1,096,229 during the three months ended September 30, 2001 from $68,961 during the same period in 2000. This increase was attributable to an increase in overhead associated with the acquired operations of Capella and Foresight.

         OTHER EXPENSE (INCOME). During the three months ended September 30, 2001, we incurred $10,896 in net interest expense, a $76,499 decrease from $65,603 of net interest income during the same period in 2000. This decrease was due to a lower average balance of short-term cash investments during the three months ended September 30, 2001, compared to the same period in 2000 as a result of cash consideration paid in the merger- acquisition of Capella. In addition, we incurred interest expense on capital leases associated with Capella and its operations. During the three months ended September 30, 2001, we incurred goodwill amortization of $215,883 in conjunction with the merger-acquisitions of The Capella Group, Inc. in June 2001 and Foresight, Inc. in December 2000.

         OPERATING AND NET INCOME (LOSS). As anticipated, the combined operations of Capella and Foresight have eliminated our operating losses and resulted in significant profitability. During the three months ended September 30, 2001, we realized operating income of $1,242,637 (compared to an operating loss of $157,321 during the same period in 2000) and realized net income of $726,052 after provision for income taxes of $289,806. In comparison, during the three months ended September 30, 2000, we incurred a net loss of $91,718 after reducing the operating loss by net interest income of $65,603. During the three months ended September 30, 2001, net income per common stock share on a weighted average basis was $0.10 per share.

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000

         PRODUCT AND SERVICE REVENUES. We generated revenue of $13,892,843 during the nine months ended September 30, 2001; no revenue was generated during the first nine months of 2000. This increase was attributable to our transition to a membership company as a result of the merger-acquisitions of The Capella Group, Inc. in June 2001 and Foresight, Inc. in December 2000. During the nine months ending September 30, 2000, we were primarily focusing on developing smart card products and had limited marketing capability during that period. We now offer some smart card products, primarily the Precis-Instacare emergency medical card, in conjunction with certain membership programs.

         Membership service programs offered by one of our clients accounted for approximately 28% of our revenue for the nine months ended September 30, 2001. Effective August 31, 2001, this client terminated its business relationship with us. Due to the growth of revenue related to our consumer healthcare savings programs, we do not anticipate that the loss of this client will have a material adverse effect on our future operations.

         COST OF OPERATIONS. The $6,602,450 cost of operations during the nine months ended September 30, 2001, was attributable to the costs related to our membership programs. No similar costs were incurred in the first nine months of 2000 because we did not begin offering membership programs until our acquisition of Foresight in December 2000.

         PRODUCT DEPLOYMENT AND RESEARCH AND DEVELOPMENT. The elimination of product deployment and research and development costs during the nine months ended September 30, 2001 was also attributable to the transition from focusing on product development to the design and implementation of membership programs. We may incur research and development costs in the future in conjunction with the development of new membership programs that utilize our smart card technology.

         SALES AND MARKETING EXPENSES. Sales and marketing expenses increased $3,489,606 to $3,623,875 during the nine months ended September 30, 2001 from $134,269 during the first nine months of 2000. This increase was attributable to the sales and marketing efforts and commissions associated with our membership programs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1,639,046 to $1,942,807 during the nine months ended September 30, 2001 from $303,761 during the first nine months of 2000. This increase was attributable to an increase in overhead associated with the acquired operations of Capella and Foresight.

         OTHER EXPENSE (INCOME). During the nine months ended September 30, 2001, we generated $85,697 in net interest income, a $47,690 decrease from $133,387 during the first nine months of 2000. This decrease was due to a lower average balance of short-term cash investments during the nine months ended September 30, 2001, compared to the first nine months of 2000 as a result of cash consideration paid in the merger-acquisition of Capella. During the nine months ended September 30, 2001, we incurred goodwill amortization of $362,767 in conjunction with the merger-acquisitions of The Capella Group, Inc. in June 2001 and Foresight, Inc. in December 2000.

         OPERATING AND NET INCOME (LOSS). As anticipated, the combined operations of Capella and Foresight have eliminated our operating losses and resulted in significant profitability. During the nine months ended September 30, 2001, we realized operating income of $1,723,711 (compared to an operating loss of $592,941 during the same period in 2000) and realized net income of $1,061,686 after provision for income taxes of $384,955. In comparison, during the nine months ended September 30, 2000, we incurred a net loss of $459,554 after reducing the operating loss by net interest income of $133,387. During the nine months ended September 30, 2001, net income per common stock share on a weighted average basis was $0.19 per share.

THE CAPELLA GROUP, INC. AND FORESIGHT, INC. MERGERS

         Under our merger agreement with The Capella Group, Inc, we agreed to issue to the former shareholders of Capella one share of our common stock for each dollar of income before income tax expense (increased by certain adjustments) of The Capella Group for 2001 in excess of $1,275,000 (assuming this merger-acquisition was completed on January 1, 2001). In addition, under our merger agreement, as amended, with Foresight, Inc., we agreed to issue to the shareholders of Foresight one share of our common stock for each dollar of income before income tax expense (increased by certain adjustments) of Precis, Inc. in excess of $1,750,000 (assuming the Capella merger-acquisition was completed on January 1, 2001). Based upon our and Capella's results operations for the nine months ended September 30, 2001, we were obligated to issue an additional 1,743,811 shares of common stock to the former shareholders of Capella and Foresight. Although not determinable until after December 31, 2001, we anticipate that a substantially greater number of shares of common stock will be issued to the former shareholders of Capella and Foresight in accordance with the merger agreements. Because 2001 and 2002 per share earnings calculations will be based on the weighted average number of common shares outstanding during the year, the dilutive effect of issuance of these additional shares of common stock will not be fully recognized until after 2001.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2001, we had working capital of $1,745,070. Operating activities for the nine months ended September 30, 2001, provided net cash of $1,878,735. We generated cash as the result of net income of $1,061,686, increased by depreciation and amortization of $139,855 and $362,767, respectively, a decrease in accounts receivables and other assets of $15,486 and $64,166, respectively, and an increase in accrued liabilities and income taxes payable of $370,116 and $286,591, respectively. These operating cash sources were offset by changes in inventory, other current assets and accounts payable of $40,574, $237,533 and $143,825, respectively. During the first nine months of 2000, our operating activities used net cash of $856,223 as the result of a net loss of $459,554, increased by decreases in accounts payable and accrued liabilities of $347,940 and $117,520, respectively. During the nine months ended September 30, 2001, we used cash of $1,419,529 in investing activities consisting of $1,225,057 used in the merger-acquisition of The Capella Group, Inc. and $194,472 for the purchase of fixed assets. During the nine months ended September 30, 2001, we used $251,232 in financing activities consisting of $71,232 in payments on capital leases and $180,000 paid for preferred stock dividends. During the first nine months of 2000, our financing activities provided $5,029,790 in cash flows. During the first nine months of 2000, we sold 1,150,000 shares of our common stock in an initial public offering for gross proceeds of $6,900,000 (net proceeds of approximately $5,675,000) which were subsequently used to repay short-term debt of $329,643 and long-term debt of $317,071.

         We believe that our operations as a result of the merger-acquisitions of The Capella Group, Inc. and Foresight, Inc. will achieve significant revenue growth and continue to be profitable. Historically, we have devoted our financial resources principally to development of our smart card technology. As a result of these merger-acquisitions, our smart card technology will principally be used in connection with our membership program offerings, although we intend to continue to market our smart card technology and products. We provide no assurance that

-        we will be successful in implementing our business plan or

- unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays, or

- we will have sufficient capacity to satisfy any increased demand for our products and services resulting from implementation of our plan.

Any one of these will adversely affect our ability to maintain profitability. We currently have no commitments for capital expenditures in material amounts. We believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

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

         We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict. Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2000 and our Schedule 14A Proxy Statement for our annual shareholders meeting held on June 8, 2001, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

         (a)   None

         (b)   None

         (c)   None

         (d) On February 8, 2000, our Registration Statement (No. 333-86643) became effective under the Securities Act of 1933 for an offering of 1,000,000 shares of our Common Stock ("shares") and an additional 150,000 shares to cover an over-allotment option granted to Barron Chase Securities, Inc. ("Underwriter"). This offering was closed on February 10, 2000 and 1,150,000 shares were sold. The public offering price was $6.00 per share, resulting in gross proceeds of $6,900,000. The Underwriter received a 10% commission, a 3% non- accountable expense allowance of the gross proceeds and a financial advisory fee of $108,000, or an aggregate of $1,005,000. Additional offering expenses were approximately $218,496 resulting in net proceeds of $5,676,504. The following expenditures have been made from the net proceeds:

         - $2,271,609 in payment to the former shareholders of The Capella Group, Inc. as part of the merger-acquisition of The Capella Group, Inc.,

         - $380,322 in payment of the out-of-pocket costs of the merger-acquisition of The Capella Group, Inc., that was completed on June 8, 2001,

         - $726,045 to repay principal and interest on borrowings of $607,165 made by us pursuant to promissory notes issued to our shareholders,

         - $278,574 to repay accounts payable and accrued liabilities (excluding accrued interest payable and accrued offering costs),

         - $196,000 in payment of dividends on preferred stock to our Chairman, Paul A. Kruger,

         - $95,218 in payment of the out-of-pocket costs of the merger-acquisition of Foresight, Inc. that was completed on December 7, 2000, and

         -        $685,605 for working capital;

         - the balance has been invested in high grade, short-term interest bearing investments.

         One of our directors, Michael E. Dunn, is a member of the law firm of Dunn, Swan and Cunningham. This firm was paid $110,788 and $254,015 during the nine months ended 2001 and the year ended December 31, 2000, respectively, for legal services rendered in conjunction with the offering of the shares, a private placement offering, the merger-acquisitions of Foresight, Inc. and The Capella Group, Inc. and other legal services rendered during 1998, 1999, 2000 and 2001. Also, Kent H. Webb, M.D., one of our directors and the holder of nine promissory notes, was paid the $229,750 outstanding principal sum of these notes and accrued interest of $32,548. As part of our merger-acquisitions of The Capella Group, Inc. and Foresight, Inc., two of our directors, Messrs. John Simonelli and Larry E. Howell were paid consulting fees of $128,795 each for the merger-acquisition of Capella Group and $60,000 each for the merger-acquisition of Foresight. Except for the foregoing payments to the law firm, Dr. Webb and Messrs. Simonelli, Howell and Kruger, no part of the offering expenses or net proceeds was directly paid to our (a) directors, officers, or their associates; (b) 10% or greater shareholders, or (c) affiliates.

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

      3.2           Registrant's Bylaws, incorporated by reference to Exhibit
                    3.2 of Registrant's Form SB-2 Registration Statement (No.
                    333-86643).

      4.1 Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

      4.2 The Agreement and Plan of Merger, dated March 21, 2000, amongst Registrant, Precis-Foresight Acquisition, Inc.,
                    Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.

      4.3 The First Amendment to Agreement and Plan of Merger, dated June 22, 2000, amongst Registrant, Precis-Foresight
                    Acquisition, Inc., Foresight, Inc., Paul A. Kruger and
                    Mark R. Kidd, incorporated by reference to the Schedule
                    14A filed with the Commission on October 13, 2000.

      4.4 The Second Amendment to Agreement and Plan of Merger, dated August 23, 2000, amongst Registrant,
                    Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul
                    A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.

      4.5 The Third Amendment to Agreement and Plan of Merger, dated June 8, 2001, amongst Registrant, Precis-Foresight
                    Acquisition, Inc., Foresight, Inc., Paul A. Kruger and
                    Mark R. Kidd, incorporated by reference to the Schedule
                    14A filed with the Commission on May 16, 2001.

      4.6 The Agreement and Plan of Merger, dated March 23, 2001, amongst Registrant, Precis-Capella Group Acquisition,
                    Inc., The Capella Group, Inc., Judith H. Henkels, John F.
                    Luther, Mary L. Kelly, Bobby R. Rhodes, Leland S.
                    Chaffin, Jr., Trust Under The Capella Group, Inc. IMR
                    2001 Bonus Plan and Trust under The Capella Group, Inc.
                    Employee 2001 Bonus Plan, incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

      4.7 Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule
                    14A filed with the Commission on May 16, 2001.

     10.1           Employment Agreement, dated January 3, 2001, between Paul
                    A. Kruger and Registrant, incorporated by reference to
                    Exhibit 10.5 of Registrant's Form 10-QSB filed with the
                    Commission on April 24, 2001.




     10.2           Employment Agreement, dated January 3, 2001, between Mark
                    R. Kidd and Registrant, incorporated by reference to
                    Exhibit 10.6 of Registrant's Form 10-QSB filed with the
                    Commission on April 24, 2001.

     10.3           Consulting Agreement, dated January 3, 2001, between
                    Larry E. Howell and Registrant, incorporated by reference to Exhibit 10.7 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

     10.4           Consulting Agreement, dated January 3, 2001, between John
                    Simonelli and Registrant, incorporated by reference to
                    Exhibit 10.8 of Registrant's Form 10-QSB filed with the
                    Commission on April 24, 2001.

     10.5           Form of Indemnification Agreement, dated December 29,
                    2000, between Registrant and each of its executive officers and directors, incorporated by reference to
                    Exhibit 10.9 of Registrant's Form 10-KSB filed with the
                    Commission on April 2, 2001.

     10.6           The Lease Agreement, dated December 31, 1999, between
                    Registrant and Onward, L.L.C., incorporated by reference to Exhibit 10.10 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.

     10.7           The Lease Agreement, dated September 30, 2000, between
                    Registrant and Onward, L.L.C., incorporated by reference to Exhibit 10.11 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.

(b) REPORTS ON FORM 8-K:

         None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PRECIS, INC.
                                          (Registrant)

                                          By: /s/ PAUL A. KRUGER
                                              -----------------------------
                                                   Paul A. Kruger
                                                   Chief Executive Officer
Date: October 23, 2001
                                          By: /s/ MARK R. KIDD
                                              -----------------------------
                                                   Mark R. Kidd
                                                   Chief Financial Officer
                                                   and Controller
Date: October 23, 2001

                                  PRECIS, INC.

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      PAGE
                                                                                      ----
Condensed Consolidated Balance Sheets as of September 30, 2001 and
     December 31, 2000.............................................................   F-2

Condensed Consolidated Statements of Operations for the
     Three Months Ended September 30, 2001 and 2000................................   F-3

Condensed Consolidated Statements of Operations for the
     Nine Months Ended September 30, 2001 and 2000.................................   F-4

Condensed Consolidated Statements of Stockholders' Equity for the
     Nine Months Ended September 30, 2001..........................................   F-5

Condensed Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2001 and 2000.................................   F-6

Notes to Condensed Consolidated Financial Statements...............................   F-7


                                  PRECIS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                           2001              2000
                                                                       -------------     ------------
                                   ASSETS

Current assets:
   Cash and cash equivalents.......................................    $   4,749,347     $  4,541,373
   Accounts receivable.............................................          702,184          670,208
   Inventory.......................................................          106,905               --
   Other current assets............................................          288,527               --
                                                                       -------------     ------------
       Total current assets........................................        5,846,963        5,211,581
                                                                       -------------     ------------
Fixed assets, net..................................................          955,630          141,311
Goodwill, net......................................................       12,537,429        2,723,330
Other assets.......................................................          103,269           73,803
                                                                       -------------     ------------
Total assets                                                           $  19,443,291     $  8,150,025
                                                                       =============     ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable................................................    $     203,139     $    209,992
   Accrued liabilities.............................................        2,241,553        1,040,521
   Income taxes payable............................................          429,459           23,881
   Current portion of obligations on capital leases................          227,742               --
   Notes payable...................................................        1,000,000               --
                                                                       -------------     ------------
      Total current liabilities....................................        4,101,893        1,274,394
                                                                       -------------     ------------
Capital lease obligations..........................................          218,331               --
                                                                       -------------     ------------
      Total liabilities............................................        4,320,224        1,274,394
                                                                       -------------     ------------
Stockholders' equity:
   Preferred stock, $1 par value, 2,000,000 shares authorized;
      166,667 shares issued and outstanding........................        2,000,000        2,000,000
   Common stock, $.01 par value, 100,000,000 shares authorized;
      6,875,000 issued and outstanding (2,850,000 issued and
      outstanding as of December 31, 2000).........................           68,750           28,500
   Additional paid-in capital......................................       16,428,774        9,103,274
   Accumulated deficit.............................................       (3,374,457)      (4,256,143)
                                                                       -------------     ------------
      Total stockholders' equity...................................       15,123,067        6,875,631
                                                                       -------------     ------------
Total liabilities and stockholders' equity.........................    $  19,443,291     $  8,150,025
                                                                       =============     ============

        See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           FOR THE THREE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                       ----------------------------
                                                                           2001            2000
                                                                       ------------    ------------
Product and service revenues.......................................    $  7,635,684    $         --
                                                                       ------------    ------------
Operating expenses:
    Cost of operations.............................................       2,293,630              --
    Product deployment and research
        and development............................................              --          41,678
    Sales and marketing............................................       3,003,188          46,682
    General and administrative.....................................       1,096,229          68,961
                                                                       ------------    ------------
        Total operating expenses...................................       6,393,047         157,321
                                                                       ------------    ------------
Operating income (loss)............................................       1,242,637        (157,321)
                                                                       ------------    ------------
Other expense (income):

    Interest income and expense, net...............................          10,896         (65,603)
    Amortization of goodwill.......................................         215,883              --
                                                                       ------------    ------------
        Total other expense (income)...............................         226,779         (65,603)
                                                                       ------------    ------------
Income (loss) before income taxes..................................       1,015,858         (91,718)
Provision for income taxes.........................................         289,806              --
                                                                       ------------    ------------
Net income (loss)..................................................         726,052         (91,718)
Preferred stock dividends..........................................          60,000              --
                                                                       ------------    ------------
Net income (loss) applicable to common stockholders................    $    666,052    $    (91,718)
                                                                       ============    ============
Earnings per share:
    Basic..........................................................    $       0.10    $      (0.04)
                                                                       ============    ============
    Diluted........................................................    $       0.10    $      (0.04)
                                                                       ============    ============
Weighted average number of common shares outstanding:
    Basic..........................................................       6,875,000       2,350,000
                                                                       ============    ============
    Diluted........................................................       6,934,150       2,350,000
                                                                       ============    ============


        See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                                 -----------------------------
                                                                     2001             2000
                                                                 -------------    ------------
Product and service revenues..................................   $  13,892,843    $         --
                                                                 -------------    ------------
Operating expenses:
    Cost of operations........................................       6,602,450              --
    Product deployment and research
        and development.......................................              --         154,911
    Sales and marketing.......................................       3,623,875         134,269
    General and administrative................................       1,942,807         303,761
                                                                 -------------    ------------
        Total operating expenses..............................      12,169,132         592,941
                                                                 -------------    ------------
Operating income (loss).......................................       1,723,711        (592,941)
                                                                 -------------    ------------
Other expense (income):

    Interest income and expense, net..........................         (85,697)       (133,387)
    Amortization of goodwill..................................         362,767              --
                                                                 -------------    ------------
        Total other expense (income)..........................         277,070        (133,387)
                                                                 -------------    ------------
Income (loss) before income taxes.............................       1,446,641        (459,554)
Provision for income taxes....................................         384,955              --
                                                                 -------------    ------------
Net income (loss).............................................       1,061,686        (459,554)
Preferred stock dividends.....................................         180,000              --
                                                                 -------------    ------------
Net income (loss) applicable to common stockholders...........   $     881,686    $   (459,554)
                                                                 =============    ============
Earnings per share:
    Basic.....................................................   $        0.19    $      (0.21)
                                                                 =============    ============
    Diluted...................................................   $        0.19    $      (0.21)
                                                                 =============    ============
Weighted average number of common shares outstanding:
    Basic.....................................................       4,638,889       2,222,000
                                                                 =============    ============
    Diluted...................................................       4,698,039       2,222,000
                                                                 =============    ============

        See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                            COMMON STOCK       PREFERRED STOCK       ADDITIONAL
                                        -------------------   -------------------      PAID-IN      ACCUMULATED
                                          SHARES    AMOUNT    SHARES      AMOUNT       CAPITAL        DEFICIT
                                        ---------   -------   -------   ----------   -----------   ------------
Balance, December 31, 2000...........   2,850,000   $28,500   166,667   $2,000,000   $ 9,103,274   $(4,256,143)

   Issuance of stock in
      business combination...........   4,025,000    40,250        --           --     7,325,500            --
   Preferred stock dividends.........          --        --        --           --            --      (180,000)
   Net income........................          --        --        --           --            --     1,061,686
                                        ---------   -------   -------   ----------   -----------   ------------
Balance, September 30, 2001..........   6,875,000   $68,750   166,667   $2,000,000   $16,428,774   $(3,374,457)
                                        =========   =======   =======   ==========   ===========   ============






        See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                           ---------------------------
                                                                                2001           2000
                                                                           -------------  ------------
Operating activities:
  Net income (loss).....................................................   $   1,061,686  $   (459,554)
  Adjustments to reconcile net income (loss) to
    net cash used by operating activities:
      Depreciation......................................................         139,855            --
      Amortization of goodwill..........................................         362,767            --
      Changes in assets and liabilities -
        Accounts receivable.............................................          15,486            --
        Inventory.......................................................         (40,574)           --
        Other current assets............................................        (237,533)           --
        Other assets....................................................          64,166        68,791
        Accounts payable................................................        (143,825)     (347,940)
        Accrued liabilities.............................................         370,116      (117,520)
        Income taxes payable............................................         286,591            --
                                                                           -------------  ------------
          Net cash provided by (used in) operating activities...........       1,878,735      (856,223)
                                                                           -------------  ------------
Investing activities:
  Cash used in business combination, net of cash acquired...............      (1,225,057)           --
  Purchase of fixed assets..............................................        (194,472)           --
                                                                           -------------  ------------
    Net cash used in investing activities...............................      (1,419,529)           --
                                                                           -------------  ------------
Financing activities:
  Sale of stock.........................................................              --     5,676,504
  Payment of preferred stock dividends..................................        (180,000)           --
  Payments on capital lease obligations.................................         (71,232)           --
  Payments on short-term debt...........................................              --      (329,643)
  Payments on long-term debt............................................              --      (317,071)
                                                                           -------------  ------------
    Net cash provided by (used in) financing activities.................        (251,232)    5,029,790
                                                                           -------------  ------------
Net change in cash and cash equivalents.................................         207,974     4,173,567

Cash and cash equivalents at beginning of year..........................       4,541,373        21,538
                                                                           -------------  ------------
Cash and cash equivalents at end of year................................   $   4,749,347  $  4,195,105
                                                                           =============  ============

        See accompanying notes to condensed consolidated financial statements.

                                  PRECIS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Interim Financial Information

         The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from such assumptions and estimates. The accompanying financial statements and related footnotes should be read in conjunction with the Company's audited financial statements, included in its December 31, 2000 Form 10-KSB filed with the Securities and Exchange Commission (the "Commission") on April 2, 2001,
Schedule 14A Proxy Statement filed with the Commission on May 16, 2001, and Form 8-K filed with the Securities and Exchange Commission on June 25, 2001.

Note 2 - Major Customer

         Membership service programs offered by one of our clients accounted for approximately 13% and 28%, respectively, of our revenue for the three and nine month periods ended September 30, 2001. Effective August 31, 2001, this client terminated its business relationship with the Company. Due to the growth of revenue related to the Company's consumer healthcare savings programs, management does not anticipate that the loss of this client will have a material adverse effect on the Company's future operations.

Note 3 - Accounting and Disclosure Changes

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 applies to all business combinations with a closing date after June 30, 2001. This Statement eliminates the pooling-of-interests method of accounting, and further clarifies the criteria for recognition of intangible assets separately from goodwill. Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be subject to annual impairment tests in accordance with the new standard. Separable intangible assets that have finite lives will continue to be amortized over their useful lives. The Company anticipates adopting SFAS No. 142 beginning January 1, 2002. Although the Company is still reviewing the provisions of these Statements, it is management's preliminary assessment that goodwill impairment will not result upon adoption. The Company recorded $362,767 of goodwill amortization expense for the nine months ended September 30, 2001.