Form 10KSB
period 2001-12-31
PRECIS SMART CARD SYSTEMS INC
filed 2002-03-20
CIK 1017440

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            ------------------------

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                            ------------------------

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


                                 2040 N. HWY 360
                           GRAND PRAIRIE, TEXAS 75050
                    (Address of principal executive offices)
                                 (972) 522-2008
                           (Issuer's telephone number)

                            ------------------------

         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
  COMMON STOCK, $.01 PAR VALUE                   BOSTON STOCK EXCHANGE

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.01 Par Value

                            ------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has
subject to such filing requirements for the past 90 days. Yes  x    No
                                                              ---

Check if there is any disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[___]

The issuer's revenues for the year ended December 31, 2001 were $22,358,171.

The aggregate market value of the issuer's common stock, $.01 par value, held by non-affiliates of the issuer as of March 15, 2002, was $31,744,908 based on the closing bid price on that date as reported by the Nasdaq Stock Market, Inc. on the Nasdaq SmallCap Market. As of March 15, 2002, 11,750,822 shares of the issuer's common stock, $.01 par value, were outstanding.

                                                   PRECIS, INC.
                                                   FORM 10-KSB
                                    For the Fiscal Year Ended December 31, 2001

                                                TABLE OF CONTENTS



Part I.
Item 1.      Description of Business...................................................................           3
Item 2.      Description of Property...................................................................          20
Item 3.      Legal Proceedings.........................................................................          20
Item 4.      Submission of Matters to a Vote of Security Holders.......................................          20

Part II.
Item 5.      Market for Common Equity and Related Stockholder Matters..................................          21
Item 6.      Management's Discussion and Analysis or Plan of Operation.................................          24
Item 7.      Financial Statements .....................................................................          27
Item 8.      Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure..................................................................          28

Part III.
Item 9.      Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act.........................................          28
Item 10.     Executive Compensation....................................................................          30
Item 11.     Security Ownership of Certain Beneficial Owners and Management............................          35
Item 12.     Certain Relationships and Related Transactions............................................          37
Item 13.     Exhibits and Reports on Form 8-K..........................................................          39
SIGNATURES.............................................................................................          41


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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

         BACKGROUND. Pursuant to a merger-acquisition on June 8, 2001, we, at Precis, Inc., acquired The Capella Group, Inc. This merger-acquisition allowed us to further diversify our current membership programs offered through our subsidiary, Foresight, Inc. that was acquired on December 7, 2000. The Capella Group markets memberships that offer savings on a wide range of healthcare services. Prior to these acquisitions, we designed, marketed, implemented and serviced custom memory and microprocessor card products, known as smart cards, on which information and software can be stored. Following these acquisitions, our business focus and product offerings became those of Capella and Foresight and our smart card technology and products began to be offered primarily in conjunction with and as enhancements to Capella's and Foresight's products and services.

INDUSTRY OVERVIEWS

         CONSUMER HEALTHCARE INDUSTRY. The healthcare industry continues in a state of turmoil and crisis. It is estimated that 14 percent of all Americans, or 42 million, were without health insurance coverage in 2000. [Source: "U.S. Census Bureau Statistics" published by the U.S. Department of Commerce.] Nationally, healthcare expenditures topped $1.2 trillion in 1999, as the country continued to spend a larger share of its gross domestic product than any other major industrialized country on healthcare. [Source: "Urban and Rural Health Chartbook" published by the National Center for Health Statistics.] Theses trends are the direct result of significant increases in insurance rates due to increasing utilization by participants and soaring prescription drug prices. Industry forecasters are predicting double-digit inflation in insurance rates in the coming years, including a 15.6 percent increase in health costs for employers. [Source: The Atlanta Journal-Constitution, November 10, 2001, citing findings by Hewitt Associates employee benefits consulting firm.] The average cost for health insurance in 2001 was $2,652 per year for individuals, and $7,056 per year for families. [Source: "Employer Health Benefits 2001 Summary of Findings," published by The Kaiser Family Foundation.]

         American citizens are utilizing healthcare services at an ever increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-pays, generally from $10 or $15 per office visit, encourage insured consumers to use the healthcare system more frequently because they generally do not perceive themselves ultimately as having to pay the full costs of the medical services received.

         Failures of insurance companies and healthcare management organizations are now common occurrences. In 2000, over 934,000 people were abandoned by their healthcare management organizations, compared to 327,000 in 1999, and 407,000 in 1998. [Source: Newsweek, August 6, 2000.] A number of insurers have pulled out of certain states due to state regulations that no longer provide for a viable operating environment for many insurance companies. As a result of these health coverage cancellations, some portion of those formerly covered by medical insurance are required to pay more for their coverage insurance, some cannot obtain any coverage for pre-existing conditions or simply become uninsured for healthcare.

         Corporate America has been hit hard by escalating insurance costs and many companies are reacting by shifting the cost of insurance coverage to employees or cutting benefits. Three quarters of large companies (200 or more workers) report that they are very or somewhat likely to increase their employee's share of the costs of healthcare in 2001. [Source: "Employer Health Benefits 2001 Summary of Findings," published by The Kaiser Family Foundation.] Smaller business are hit particularly hard by these costs. It is estimated that 35% of businesses with fewer than 200 employees do not offer any health benefits to their employees. [Source: "Employer Health Benefits 2001 Summary of Findings," published by The Kaiser Family Foundation.] This creates a dilemma for the employer--it is difficult to attract and hire quality personnel if health benefits are not offered, however, the cost of providing employee healthcare benefits is prohibitive or unaffordable.

         Tensions between medical providers and the payors are also escalating. The medical decision is often no longer in the hands of the doctor and the patient. Rather, administrators at healthcare management organizations and insurance companies determine the procedures to be performed. Doctors and hospitals are seeing their profits declining and are demanding higher compensation, particularly from the healthcare management organizations.

         As a result, the uninsured patients are being forced as never before to be self-insured and pay for the cost of their healthcare. Costs of care in doctors' offices and hospitals are often far higher than what an insurer would pay for the same services on behalf of someone having their insurance coverage. The uninsured patients have no one to broker deals for their care, so patients without coverage subsidize the lower premiums for those patients who have insurance.

         MEMBERSHIP SERVICE PROGRAM INDUSTRY. Membership service programs are increasingly utilized by vendors for the marketing of their products and services. Membership service programs offer selected products and services from a variety of vendors with the objective of enhancing the existing relationship between businesses and their customers. These programs are offered and sold in connection with point-of-sale transactions or by various methods of direct marketing. We believe that marketing through membership service programs is one of the fastest growing areas of direct marketing. When designed, marketed and managed effectively, membership service programs can be of significant value to:

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

         Product vendors and service providers are seeking more cost-effective and efficient methods to expand their customer base and market share other than through the traditional mass-marketing channels of distribution. In addition, they are seeking to reach new customers, strengthen relationships with existing customers and generate new, predictable recurring sources of revenues. We believe membership service programs provide vendors a viable, cost-effective alternative to the traditional mass-marketing distribution channels.

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

o        use their experience to provide effective membership service programs;
         and

o        realize economies of scale.

         In addition, a general requirement of the designer and provider of membership service programs is that the provider of such programs has the expertise to continue to introduce unique new programs. In some cases, the businesses expect the provider of membership service programs to have such resources as extensive vendor networks and experienced management teams, in order to not only design the program but also to market the programs quickly and successfully at the retail level.

OUR CONSUMER HEALTHCARE SAVINGS SOLUTION - CARE ENTREE

         Our consumer healthcare savings programs are offered under the trade name of Care Entree and are designed in response to the growing healthcare cost escalation and the number of people that can no longer afford insurance coverage. Our approach to healthcare savings programs are based upon and emphasize the following factors:

o Responsibility for the use of healthcare must be put back in the hands of the patient. Insurance policies with low co-pays and deductibles have become very popular; however, these arrangements actually encourage utilization which are driving up the cost of healthcare;

o The healthcare decision must be put back in the hands of the doctor and the patient. The doctor must be allowed to be an advocate of the patient; and

o Healthcare must be affordable for the patient, while providing the medical providers with adequate payment on a timely basis for services provided.

For years, insurance companies have been reaping the benefits of managed care by being able to provide less expensive healthcare to their insureds compared to self-insured person. These benefits were provided through the use of preferred provider organizations (PPO's) where steerage of patients was promised in exchange for lower rates. We have contracted with these same healthcare networks to provide healthcare savings to our program members.

         In developing our healthcare programs, we have identified several elements that are crucial to the operation, further development, and offering of our new approach to managed healthcare. Those elements are:

o A medical provider network that provides a means to effectively and efficiently deliver healthcare savings to the patient who carries a substantial portion of the financial risk by being self-insured. We have accomplished this through arrangements with reputable, high quality preferred provider organization medical networks. Over 350,000 physicians and hospitals throughout the U.S. have proven more than adequate.

o A computer system that can handle all the complexities of managed care providers and their fee schedules. Speed and accuracy in the repricing of medical bills is essential as we deal directly with doctors' offices on a continuous basis. Accordingly, we have developed in-house proprietary systems to accomplish the eligibility verification and repricing of medical bills in seconds.

o A staff with managed care backgrounds to interact with the healthcare providers. Managed care is an art and a science and not everyone has the background to identify professionally and courteously with the thousands of people representing the providers in the network. The backgrounds of our staff include managing of claims offices, insurance sales, management of utilization review nurses, managing of physicians and physicians groups, hospital management, captive physician management, self-funding of healthcare, healthcare finance, sales and management of managed care software, physician "front offices", preferred provider organization contracting and fee schedule development.

o A commitment to "hands on" customer service for both the patient-member and the healthcare provider. Most physicians and hospitals are in multiple preferred provider organization networks and do not know the negotiated rates at the time and point of healthcare service. We believe it is important that our services allow these providers to contact us at the time and point of service for this information so that they can immediately collect the amounts due for the services provided.

The combination of these elements has allowed us to become the "patient advocate." We routinely assist our program members in saving an average of 45% to 50% on their medical bills, and oftentimes more by steering them to the most cost effective healthcare providers in their area. We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party. We facilitate the financial transaction between the healthcare provider and patient-member to allow the provider to receive immediate payment. Finally, because the patient-member is directly responsible for a significant portion of his or her medical expenses, the patient has an incentive to minimize utilization to achieve cost savings, regardless of whether the patient has a high deductible insurance policy or is self-insured.

         Our program encompasses all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, air ambulance, 24-hour nurse hotline assistance, long term care, and veterinary care. This program also includes discounts on legal services and participation in the Precis Instacare Smart Card program. Memberships in our Care Entree programs range from $9.95 to $54.95 per month per family depending on the selected options.

OUR WHOLESALE MEMBERSHIP SOLUTION - FORESIGHT

         Through our subsidiary, Foresight, Inc., we design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided with our and third-party vendors' products and services. We believe that our clients, their customers and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Memberships in our programs are offered in two ways. If the memberships are sold by an organization, generally in connection with a point-of-sale transaction, we refer to these programs and membership sales as wholesale programs. On the other hand, if the memberships are sold by us through direct contact with the consumer (via direct mail or other direct marketing distribution), we refer to these programs and membership sales as retail programs and sales. Substantially all of our membership service programs are offered and sold at wholesale by clients engaged in the rental-purchase industry. During 2001 and 2000, wholesale and retail program sales accounted for 98% and 2%, respectively, of Foresight's revenue. We intend to focus our future efforts on the design and marketing of wholesale programs for clients in numerous industries, some of which will utilize our smart card technology and products as enhancements.

         Through the design of our programs, we seek to address our clients' desires to obtain another source of income from these clients' customers through membership sales. In return for the wholesale sale of memberships, our clients collect the weekly or monthly membership fees and retain 40% to 80% of these fees. The balance of these membership fees, 20% to 60%, is remitted to us. With respect to retail membership sales, clients providing the customer lists are entitled to royalties on sales to the clients' listed customers. The royalty payments range from 10% to 50% of the membership fees. The programs are designed and managed to strengthen the relationship between our clients and their customers. We believe that our programs offer members an economic, efficient and convenient method for the selection of products and services. Members are entitled to discounts for products and services which may not otherwise be available to them. Vendors of products and services offered and sold through the programs to members are provided the opportunity to reach a large number of demographically targeted customers or consumers with minimal incremental marketing cost.

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

SALES AND MARKETING CHANNELS

         Our programs are sold through two primary channels. Our Care Entree healthcare programs are offered through a network marketing organization (initially organized in August 1997) and under private labels of our clients.

         NETWORK MARKETING. Our independent representatives become marketing representatives by paying an enrollment fee (currently $69.95) and signing a standard representative agreement. Independent marketing representatives are not required to be licensed insurance agents. Independent marketing representatives are paid a 25% commission on the membership fees of each member they enroll for the life of that member's enrollment as a member of our Care Entree program. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of 35% in override commissions down through six levels of marketing representatives. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues that are generated through the Care Entree programs. We are currently contributing 3% of Care Entree revenues to these pools. This amount will increase to 5% of revenues after achieving certain member goals. The independent marketing representatives can also earn enrollment bonuses of $5 to $15 per member depending on the number of members enrolled.

         WHOLESALE MEMBERSHIP OR PRIVATE LABEL CLIENTS. We also contracted with other companies under wholesale or private label arrangements. Under these agreements, we conduct all customer service and repricing operations and may also provide the fulfillment and collections services. The client performs all marketing functions. Wholesale and private label clients set their own retail prices for the product based on their commission and expense structure and income requirements.

BUSINESS OBJECTIVE AND PLAN

         Our objective is to become one of the leading providers of unique membership service programs. Key elements of our business plan are as follows:

         CONTINUE TO DEVELOP UNIQUE SERVICE PROGRAMS FOR BROAD MARKETS. Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups. We anticipate that this plan will allow us to obtain a larger share of the membership program market, both through existing marketing channels and through establishment of new client and customer relationships.

         In the fourth quarter of 2001, we started a new subsidiary of Precis under the name of SmartCare Insurance Agency, Inc. Through this agency, we are developing relationships with insurance companies that offer high deductible insurance policies and other complementary plans for sale by our marketing representatives who are also licensed insurance agents. Some insurance companies are developing products specifically for SmartCare. The use of these policies in conjunction with the Care Entree program, can provide a very affordable solution to individuals and groups who previously could not afford fully inclusive medical plans and assure payment to our providers.

         With respect to our wholesale membership programs, we continue to expand our existing distribution channels and seek new ones, including large and small banks, savings and loans and other financial institutions, association-based organizations and others. To date, most of our wholesale membership clients are involved in the rental-purchase business. We believe that the rental-purchase industry will continue to experience substantial growth and provide expansion opportunities. We intend consequently to continue to devote significant resources to selling our membership service programs to those companies involved in the rental-purchase industry. In addition, we have developed new wholesale membership programs for the retail furniture, check cashing, payday loan and consumer finance industries. As part of this business plan, we intend to continue to develop service programs that can be easily modified to address the needs of a particular channel of distribution.

         CONTINUE TO DEVELOP A RECURRING REVENUE BASE. Membership renewals are not a characteristic of or expected with respect to our programs because the membership is continuous until the member voluntarily terminates the plan or its relationship with a client. Growth in recurring revenue from the Care Entree product is dependent on the marketing representatives continuing to market the Care Entree program memberships and recruit new downline independent marketing representatives. We intend to continually increase our support for representatives to maximize the volume generated through this sales channel. Recurring revenue from wholesale and private label clients is dependent upon the client continuously marketing our products to their customer base. We intend to continue to focus our efforts on retaining our existing and obtaining new wholesale and private label clients.

         LEVERAGE AND DEVELOP MULTIPLE NETWORK PARTNERS. We currently have contract relationships with two preferred provider organization networks for access to savings on doctors, hospitals, and ancillary healthcare services. Development of this type of network takes a significant amount of time and effort as does maintaining the relationship and assuring that it is working well for all parties involved. We continue to seek relationships with other preferred provider organization networks to further stabilize our business and assure our members that they are obtaining the best possible rates in the market area.

         PROVIDE HIGH QUALITY CUSTOMER SERVICE. In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. We have developed a proprietary computer database system that provides customer service representatives immediate access to provider demographic data, repricing information and member information, including the components of each member program or plan and the details a member requires to properly utilize the program. Members may obtain assistance through our customer service representatives Monday through Friday from 7:30 a.m. to 8:00 p.m. central time.

MEMBERSHIP SERVICE PROGRAMS

         As of December 31, 2001, we had five consumer healthcare savings programs and four wholesale membership programs, each is summarized below:

CONSUMER HEALTHCARE SAVINGS PROGRAMS--

         PRESCRIPTION PLUS PROGRAM -- $9.95 per family per month, includes access to savings on prescription drugs, vision products and services and mail order hearing aids.

         DENTAL PLUS PROGRAM -- $19.95 per family per month, includes access to savings on dental services, prescription drugs, vision products and services, chiropractic care, mail order hearing aids and a 24-hour health assistance hotline.

         CHOICE PROGRAM -- $24.95 per family per month, includes access to savings on long-term care, dental services, prescription drugs, vision products and services, mail order hearing aids, a 24-hour health assistance hotline and the Precis Instacare Smart Card.

         SELECT PROGRAM -- $39.95 per family per month, includes access to savings on doctors, ancillary services, dental services, prescription drugs, vision products and services, mail order hearing aids, chiropractic and alternative care, veterinary care, legal services, air ambulance and a 24-hour health assistance hotline.

         COMPLETE CARE PROGRAM -- $54.95 per family per month, includes access to savings on hospitals, doctors, ancillary services, long term care, dental services, prescription drugs, vision products and services, mail order hearing aids, chiropractic and alternative care, veterinary care, legal services, air ambulance, a 24-hour health assistance hotline and the Precis Instacare emergency medical card.

         Members pay a one-time $20 processing fee at the time of enrollment. Most members pay for the program on a monthly basis, either through automatic bank draft or credit card draft, although some elect to have their accounts drafted on a quarterly basis. Individuals who do not wish to be billed rather than have their accounts drafted are required to make a six-month or annual payment. Groups of five or more can also choose to be billed on a monthly basis.

         Members may cancel their membership at any time by returning their identification cards along with a written notice of cancellation. Under the our program there is a 30-day money back guarantee so that if a member is not completely satisfied with the program, the member will be refunded the program fee upon the return of the identification cards. The $20 processing fee in non-refundable.

         Upon enrollment, new members receive a member kit that includes instructions on using the program, directories for their area and identification cards.

WHOLESALE MEMBERSHIP PROGRAMS --

         FORESIGHT PREFERRED CUSTOMER CLUB(SM) -- We developed this program specifically for clients in the rental-purchase and retail furniture industry. The program consists of a basic package of consumer benefits, combined with insurance coverage selected by the client. Clients may choose the standard design with accompanying marketing materials, or customize their program using their own name, logo and corporate "look." This program effectively accounted for all of Foresight's revenue in 2001.

         CHOICE(SM) CHECKING PLANS -- Faced with increasing competition from larger financial institutions as well as non-bank competitors, the importance of establishing proven, loyalty-building programs is a high priority in the banking industry. We developed several different programs consisting of various insurance, travel and discount benefits designed to appeal to specific segments within the financial institution customer base including students and middle income and age market, high-balance affluent and mature market customers. Each program is typically offered in conjunction with several financial services offered by the financial institution itself.

         VIP CLUB -- We designed the VIP Club as a supplemental benefits program for employee groups. The program includes access to national discount networks for prescription drugs, dental services and vision products and other consumer-oriented benefits and services. We market the VIP Club on a retail basis to associations and employee groups.

         Foresight has marketed the Preferred Customer Club for over 10 years. The other wholesale membership programs listed above have been developed over the last several years and although we do receive revenue on each product listed, the revenue is insignificant in relation to the revenue attributable to Preferred Customer Club sales.

         Those customers that become members of wholesale programs pay the membership fee as part of the weekly or monthly payments made to our clients in connection with the primary product or service purchased or rented.

         Our wholesale membership programs are offered by our clients in connection with point-of-sale transactions and are presented to the customer as a value-added benefit of doing business with the client. The customer relationships with our clients are generally short term and typically on an infrequent basis; therefore, there is not an extended client-customer relationship. For offering and selling the memberships in a wholesale program, the clients retain 40% to 80% of the membership fee and remit the balance to us.

NETWORK CONTRACTS

         We contract with numerous preferred provider organization and other medical networks for access to their negotiated rates. We do not contract directly with any medical providers. We only select and utilize those networks that we believe can deliver adequate savings to our members, while providing support for our program with the healthcare providers. We pay each network utilized a per member per month amount for use of the network. Each network is only paid for those members authorized to utilize the network. Our network contracts are generally for a one-year term, with subsequent one-year renewal terms at our or the network's option. Networks may cancel their contracts with us but, in most cases, subject to notice provisions to provide time to locate a substitute network. Most of ours network contracts are non-exclusive, but have requirements that the we and the network maintain the confidentiality of the terms of the contract.

CUSTOMER SERVICE

         We believe that a high level of customer service is critical to the success of its program. We provide customer service for three types of individuals or organizations:

o Our marketing representatives so that they can be more effective in selling the program;

o Our members in order to assure that they achieve the best available savings when utilizing the program;

o The providers, who require assistance in (a) understanding how the program works for them and (b) in verifying eligibility and identifying what to bill the patient for each procedure performed.

Toll free support is provided for the members and providers. We maintain our customer service center in Grand Prairie, Texas with a total of 32 customer service representatives as of December 31, 2001. Our customer service center is available Monday through Friday from 7:30 a.m. to 8:00 p.m. central time. All new customer service representatives must have a medical background, either processing insurance claims or working in a medical office. Extensive on-the-job training is also provided to them. Utilizing our proprietary software, the customer service representatives are able to provide friendly but efficient service to our members, marketing representatives, and networks and care providers.

REPRESENTATIVE TRAINING

         We provide extensive training to our marketing representatives to assure that they accurately represent our products and services. This training is available in a variety of forms, including a training manual, audio, and videotapes, local and regional training meetings and weekly conference calls. The training encompasses both product training as well as marketing training and sales techniques.

         We have certain policies and procedures in place to control any advertising or promotions that are utilized by our marketing representatives. These policies and procedures are necessary to assure the proper representation of the program at all times and include the pre-approval of all advertising, anti-spamming and anti-fax blasting rules, and limits where representatives can advertise. A representative's failure to follow these rules can result in fines or termination.

TECHNOLOGY

         We have made substantial investments in our proprietary technology and management information systems. These systems were designed in-house and are used in all aspects of our business, including:

o        maintaining member eligibility and demographic information;

o        maintaining representative information including genealogy reporting;

o        paying commissions;

o maintaining a database of all providers and providing provider locator services;

o        repricing medical bills;

o        drafting members accounts on a monthly basis; and

o        tracking of cash receipts and revenues.

We have also established an extensive web-sites for our programs that provide information about the program, allows for provider searches and allows new members and representatives to enroll on-line. The web sites also allows representatives, through a password-protected area to access support and training files and to view their genealogy and commission information. The web-site is set up as a "self-replicating" web-site to allow representatives a copy of the web-site under a unique web address.

WHOLESALE PROGRAM CLIENT CONTRACTUAL ARRANGEMENTS

         Our ability to market program memberships under our Foresight subsidiary, is dependent upon continuing and establishing new client relations. The arrangements with our clients are pursuant to written agreements which set forth our and the client's responsibilities, obligations, and entitlements, including collection of membership fees and, as applicable, payment of royalties. Clients that sell wholesale memberships generally are required to collect the membership fee and remit 20% to 60% of the memberships fee to us and are entitled to retain the balance. Our client contracts are generally for an initial term of one year, which is automatically extended for a term of one year following the initial term. These contracts are subject to termination upon 90-days' written notice prior to expiration of the initial term or the extended term. Pursuant to these contracts, our clients are excluded from offering and selling similar membership service programs. Upon termination, we generally do not have any continuing relationship with the client's customers, although we are entitled to continue to receive our portion of the membership fees as collected by the retail client. Furthermore, for one year following termination of the contract, a retailer is not permitted to offer programs that are similar to our membership programs.

         With respect to those memberships sold by Foresight pursuant to direct marketing methods, we obtain substantially all customer marketing information from customer lists supplied by our clients. Clients provide these lists for use in marketing a single, specific program which has been pre-approved by the client. Pursuant to contractual arrangements with these clients, we are obligated to collect the membership fees and remit 10% to 50% of the membership fees to the client that provided the customer list used to solicit the membership sales. Under our contractual arrangements with these clients we typically have the right to continue providing membership services directly to the client's customers even if the client terminates the contract. Our ability to market new retail programs to an existing customer base or an existing retail program to a new customer base is dependent on first obtaining approval from a client.

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

GOVERNMENTAL REGULATION

         We are subject to laws, regulations, administrative determinations, court decisions and similar constraints (as applicable, at the federal, state and local levels) (hereinafter "regulations"). These regulations include and pertain to, among others,

o us and our Care Entree membership program being regulated as an insurance company,

o our product claims and advertising (including direct claims and advertising as well as claims and advertising by independent marketing representatives, for which we may be held responsible), and

o        our network marketing organization.

         POSSIBLE INSURANCE COMPANY REGULATION. Our Care Entree program is not an insurance program and in most states is not subject to regulation as an insurance company or a seller of insurance. However, regulations in certain states currently regulate or restrict the offering of our programs.

         Infrequently, we receive inquires from insurance commissioners in various states that require us to supply information about our Care Entree programs, representatives, etc. to the insurance commissioner or other state regulatory agency. To date, we have been able to convince these agencies that our programs are not a form of insurance and are being sold in a proper manner. There is no assurance that this situation will not change in the future and an insurance commissioner successfully challenge our ability to offering our programs without compliance with state insurance regulation. There is the risk that a state will adopt regulations or enact legislation restricting the sale of our medical discount programs in the state.

         Our Care Entree program is also subject to the review of the attorneys general in each state, particularly as it relates to the network marketing aspect of the program. The Care Entree commission plan was designed to meet the requirements of each state, and we have had no challenges of the plan from any state attorney general. However, the laws in any state or the interpretation of these laws could change at any time and we may be prevented from selling membership in our Care Entree programs as a result of the changes.

         Compliance with federal and state regulations is generally our responsibility. The medical discount program industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current as well as newly enacted or adopted federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

o non-compliance may cause us to become the subject of a variety of enforcement or private actions;

o compliance with changes in applicable regulations could materially increase the associated operating costs;

o non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

o non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, representatives and consumers in general.

         PRODUCT CLAIMS AND ADVERTISING. The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by marketing representatives require our approval prior to use. The Federal Trade Commission may instituted enforcement actions against companies for false and misleading advertising of consumer products. In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials, including those used by us and our marketing representatives. We have not been the target of Federal Trade Commission enforcement action.

         There is no assurance that

o the Federal Trade Commission will not question our advertising or other operations in the future,

o a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations, or

o future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

         We are also subject to the risk of claims by marketing representatives and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations or on a referral from distributors, customers or others. Remedies sought in such actions may include consent decrees and the refund of amounts paid by the complaining distributor or consumer, refunds to an entire class of distributors or customers, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one marketing representative, whether or not we authorized the practice, could result in an order affecting some or all marketing representatives in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgements and could have a material adverse effect on us.

         NETWORK MARKETING ORGANIZATION. Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. These regulations are generally directed at ensuring that advancement within network marketing organization are based on sales of the organization's products, rather than investment in the organization or other non-sales related criteria. For instance, in certain markets there are limits on the extent that marketing representatives may earn royalties on sales generated by marketing representatives that were not directly sponsored by the marketing representative.

         Our network marketing organization and activities are subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws and regulations. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. The compensation structure of these selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. We are not aware of any legal actions pending or threatened by any governmental authority against it regarding the legality of our network marketing operations.

         As of December 31, 2001, we had marketing representatives in 48 states and the District of Columbia. We review the requirements of various states as well as seeks legal advice regarding the structure and operation of its selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of its network operations, nor are we relying on a formal opinion of counsel to that effect. We accordingly are subject to the risk that, in one or more of our network marketing organization could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

         We are subject to the risk of challenges to the legality of our network marketing organization, including claims by our marketing representatives, both individually and as a class. Most likely these claims would be based on the network marketing organization allegedly being operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. In the event of challenges to the legality of our network marketing organization by distributors, we would be required to demonstrate that our network marketing organization complies with applicable regulatory laws. A final ruling against us could result in a material liability. Moreover, even if we were successful in defending against these challenges, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of these challenges could adversely affect our revenues and ability to attract and retain marketing representatives.

COMPETITION

         CONSUMER HEALTHCARE SAVINGS PROGRAMS. While the medical savings industry is still in its early stages, competition for members is becoming more intense. We offer membership programs that provide products and service similar to or directly in competition with products and services offered by our network marketing competitors as well as the providers of such products and services through other channels of distribution. Although not permitted under the current agreements with our representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Competition for new representatives is intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

         Our principal competitors are AmeriPlan, United Service Association for Healthcare (NHIC), Full Access Medical, CorVel Healthcard, Medical Health Ventures (IAB), and American Benefits Card. We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

         We distinguish ourselves from the competition through the offering of toll-free live customer service to the providers as well as the members. We are not aware of any other competitor that offers customer service to the medical providers in the same manner.

         WHOLESALE MEMBERSHIP PROGRAMS. The environment within which we operate is intensely competitive and subject to rapid change. To maintain or increase our market share position, we must continually enhance our current product offerings, introduce new product features and enhancements, and expand our client service capabilities. We currently compete principally on the basis of the specialized nature of our products and services.

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

         We believe that the principal competitive factors in the consumer healthcare and wholesale membership industries, many of which are not within our control, include:

o the ability to maintain contracts with reputable preferred provider organization networks that offer substantial savings;

o the ability to identify, develop and offer unique membership healthcare programs;

o        the quality and breadth of the programs offered;

o        the quality and extent of customer service;

o the ability to offer substantial savings on the larger medical bills such as hospital and surgical bills;

o the ability to combine the programs with affordable insurance plans that have high deductibles or set payment for hospitalization;

o        prices of products and service offered;

o        marketing expertise;

o        compensation plans for representatives;

o        the ability to hire and retain employees;

o the development by others of member programs that are competitive with Capella Group's programs;

o        responsiveness to customer needs;

o the ability to satisfy investigations on the part of state attorney generals, insurance commissioners and other regulatory bodies;

o the ability to finance promotions for the recruiting of members and representatives; and

o        the ability to effectively market the product on the World Wide Web.

         To date we have effectively competed with our competitors and are considered a leader in the industry. However, there is no assurance that:

o competitors will not develop their own software that reprices medical bills and copy our customer service;

o our competitors will not increase their emphasis on programs similar to our programs to more effectively compete with us;

o our competitors will not provide programs comparable or superior to our programs at lower membership fees;

o our competitors will not adapt more quickly to evolving industry trends or changing market requirements;

o        new competitors will not enter the market;

o other businesses such as insurance companies or preferred provider organization networks will not themselves introduce competing programs; and

o competitors may develop more effective marketing campaigns that more effectively utilize direct mail and television advertising.

This increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

EMPLOYEES

         As of December 31, 2001, we had 84 full-time employees and 4 part-time employees. Our future performance depends in significant part upon the continued service of our key technical and management personnel and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages and consider our employee relations to be good.

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

THIS REPORT CONTAINS CAUTIONARY STATEMENTS RELATING TO FORWARD LOOKING INFORMATION.

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

OUR REVENUES ARE PRIMARILY DEPENDENT ON ITS INDEPENDENT MARKETING
REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION AS DISTRIBUTORS MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.

         Our success and growth depend in large part upon our ability to attract, retain, and motivate the network of independent marketing representatives who principally market our Care Entree discount healthcare programs. Our independent marketing representatives typically offer and sell Care Entree programs on a part-time basis and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our Care Entree programs. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our Care Entree programs and operations.

         Under our network marketing system, the distributor downline organizations are headed by a relatively small number of key distributors who are responsible for a significant percentage of our total revenues. The loss of a significant number of distributors, including any key distributors, for any reason, could adversely affect our revenues and operating results, and could impair our ability to attract new distributors.

DEVELOPMENT AND MAINTENANCE OF COMMERCIAL RELATIONSHIPS WITH PREFERRED PROVIDER ORGANIZATIONS ARE CRITICAL.

         As part of our business operations, we must develop and maintain relationships with preferred provider organizations within each market area that our Care Entree programs are offered. Development and maintenance of these relationships with healthcare providers within a preferred provider organization is in part based on professional relationships and the reputation of our management and marketing personnel. Because each member that receives healthcare services is self-insured for payment for the healthcare services, failure to pay or late payment by members may negatively affect our relationship with the preferred provider organizations. Consequently, preferred provider organization relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships and failures to pay for services received. The loss of a preferred provider organization within a geographic market area may not be replaced on a timely basis, if at all. The loss of a preferred provider organization for any reason could have a material adverse effect on Capella Group's and our business, financial condition, and results of operations.

WE FACE COMPETITION FOR MARKETING REPRESENTATIVES AS WELL AS COMPETITIVE THE HEALTHCARE PRODUCTS AND SERVICES OFFERINGS.

         Although the medical savings membership industry is in its early stages of development, competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network marketing competitors as well as the providers of such products and services through other channels of distribution. Although not permitted under the current agreements with our marketing representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Furthermore, marketing representatives have a variety of products that they can choose to market, whether competing with us in the healthcare market or not. Our business operations compete in two channels of competition. First, we compete based upon the healthcare products and services offered. These competitors include companies that offer healthcare products and services through membership programs much like our programs, as well as insurance companies, preferred provider organization networks and other organizations which offer benefit programs to their customers. Second, we compete with all types of network marketing companies throughout the U.S. for new representatives. Many of our competitors have substantially larger customer bases and greater financial and other resources.

         We provide no assurance that our competitors will not provide healthcare benefit programs comparable or superior to those programs offered by us at lower membership prices or adapt more quickly to evolving healthcare industry trends or changing industry requirements. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could adversely affect our business, financial condition and results of operations. There is no assurance that we will be able to compete effectively with current and future competitors.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AS A HEALTHCARE PROVIDER MUCH LIKE AN INSURANCE COMPANY.

         The membership and healthcare benefits we offer are sold without license by any federal, state, or local regulatory licensing agency or commission. In comparison, companies that provide insurance benefits and operate healthcare management organizations and preferred provider organizations are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. In the future state insurance regulatory agencies and commissions may determine that our Care Entree programs are subject to governmental regulation, which may adversely affect or limit our future operations.

THE FAILURE OF OUR NETWORK MARKETING ORGANIZATION TO COMPLY WITH FEDERAL AND STATE REGULATION COULD RESULT IN ENFORCEMENT ACTION AND IMPOSITION OF PENALTIES, MODIFICATION OF OUR NETWORK MARKETING SYSTEM, AND NEGATIVE PUBLICITY.

         Our independent marketing representative network organization is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity, and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product and service sales are ultimately made to consumers (as opposed to other distributors) and that advancement within the network marketing system is based on sales of products and services, rather than investment in the company or other non-retail sales related criteria.

         The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of

o        the evolving interpretations of existing laws and regulations and

o the enactment of new laws and regulations pertaining in general to network marketing organizations and product and service distribution.

         Accordingly, there is the risk that our network marketing system could be found to not comply with applicable laws and regulations, that could then

o        result in enforcement action and imposition of penalties,

o        require  modification of the marketing representative network system,

o        result in negative publicity, or

o        have a negative effect on distributor morale and loyalty.

Any of these consequences could have a material adverse effect on our sales as well as our financial condition.

THE LEGALITY OF OUR NETWORK MARKETING ORGANIZATION IS SUBJECT TO CHALLENGE BY OUR MARKETING REPRESENTATIVES, WHICH COULD RESULT IN SIGNIFICANT DEFENSE COSTS, SETTLEMENT PAYMENTS OR JUDGMENTS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES AND FINANCIAL CONDITION.

         Our network marketing organization is subject to legality challenge by our marketing representatives, both individually and as a class. Generally, these challenges would be based on claims that our marketing network program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. Proceedings resulting from these claims could result in significant defense costs, settlement payments, or judgments, and could have a material adverse effect on us.

OUR PROGRAM MARKETING ACTIVITIES CONDUCTED BY OUR SUBSIDIARY FORESIGHT ARE DEPENDENT UPON OUR CLIENTS.

         In carrying out our program marketing activities through our subsidiary Foresight, Inc., we are dependent upon our clients utilizing our services to design membership programs for their customers. Each marketing program is approved by the client prior to presentation to the client's customers.

         On August 31, 2001, Rent Way, Inc., then our largest single customer, ceased offering our membership programs through its rental stores. Approximately 4% and 75% of our revenues during 2001 and 2000, respectively, were attributable to membership programs sold by Rent Way, Inc.

         Our client relationships are pursuant to written contracts that typically may be terminated by us or the client upon 90 days' notice prior to the initial two-year anniversary or the one-year anniversary date thereafter without cause and without penalty. Generally, upon termination, the client may not offer similar products or services for a one-year period; however, we are not prohibited from continuing to offer or provide membership services and products directly or indirectly to the client's individual customers. If the agreement is terminated for our default, we are prohibited from renewing memberships and the client has the right to cause us to terminate our relationship with existing program members. Events that constitute default include events outside our control, including acts and omissions by our third-party product and service vendors or providers. There is no assurance that our clients will not terminate their relationships with us or cease to provide additional customer lists for our use in further marketing of new or existing membership programs.

WE ASSUMED A CONTINGENT TAX LIABILITY IN CONNECTION WITH OUR MERGER-ACQUISITION OF FORESIGHT.

         In January 1999, Universal Marketing Services, Inc., the former parent of our wholly-owned subsidiary, Foresight, Inc., purchased the outstanding common stock Foresight for $4,540,000. Universal Marketing Services agreed to indemnify the shareholders of Foresight for the increase in federal income taxes and any applicable penalties to the extent that the reported $4,532,000 of the purchase price does not qualify for long-term capital gain treatment. In connection with our merger-acquisition of Foresight, we assumed the indemnification obligation of Universal Marketing Services.

         Upon examination, the Internal Revenue Service may take the position that all or a portion of the $4,532,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate. In the event the Internal Revenue Service successfully asserts that long- term capital gain classification was improper, we will be required to indemnify the former shareholders.

WE HAVE MANY COMPETITORS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH MAY LEAD TO LACK OF REVENUES AND DISCONTINUANCE OF OUR OPERATIONS.

         We compete with numerous well-established companies that design and implement membership programs. Some of our competitors may be companies that have programs that are functionally similar or superior to our membership programs. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us. They may also have established reputations relating to membership programs.

         Due to competitive market forces, we may experience price reductions, reduced gross margins and loss of market share in the future, any of which would result in decreases in sales and revenues. These decreases in revenues would adversely affect our business and results of operations and could lead to discontinuance of operations. There can be no assurance that

o        we will be able to compete successfully,

o our competitors will not develop membership programs that render our programs less marketable or even obsolete, or

o        we will be able to successfully enhance our programs when necessary.

THE GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED PURSUANT TO OUR ACQUISITIONS OF THE CAPELLA GROUP AND FORESIGHT MAY BECOME IMPAIRED AND REQUIRE THE WRITE-DOWN OF OUR INTANGIBLE ASSETS AND THE RECOGNITION OF IMPAIRMENT EXPENSE WHICH MAY BE SUBSTANTIAL.

         In connection with our acquisitions of Capella Group and Foresight, we recorded goodwill and other intangible assets that at December 31, 2001, had an aggregate asset value of $21,237,444. In the event these intangible assets are determined to be impaired for any reason, we will be required to write-down or reduce the value of these assets and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY

         Our corporate offices, operations, and insurance agency are located in 25,000 square feet at 2040 N. Highway 360, Grand Prairie, Texas 75050. The offices are occupied under a lease agreement with Assem Family Limited Partnership, which expires December 15, 2006, and requires payment of monthly rent of $23,958 through December 15, 2003 and a monthly rent of $25,000 for the remaining months of the lease term.

         Our sales and marketing offices for Foresight are located in 11,057 square feet at 2500 S. McGee, Norman, Oklahoma, 73072. The offices are occupied under a lease agreement with Onward, LLC, which expires December 31, 2004 and requires payment of monthly rent of $13,812. Onward, LLC is wholly-owned by Paul
A. Kruger, our Chairman of the Board.

         We consider the space in which our offices are occupied to be adequate for our needs. In the event we are required to relocate our office upon termination of the existing leases, we believe other office space is available under comparable lease terms.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to vote of our security holders during the three months ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market System under the symbol PCIS and is listed on the Boston Stock Exchange under the symbol PCI. Prior to February 9, 2000, there was no public trading market for our common stock. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions and may not reflect actual transactions. The following table sets forth the high and low closing sale prices of our common stock during the calendar quarters presented as reported by the Nasdaq SmallCap Market System.

                                                                   CLOSING SALE PRICE
                                                                   -------------------
                                                                       COMMON STOCK
                                                                   -------------------
QUARTER ENDED                                                        HIGH         LOW
-------------                                                      -------       -----
March 31, 2001..................................................   $  4.50       $1.56
June 30, 2001...................................................      5.25        3.15
September 30, 2001..............................................      4.61        3.55
December 31, 2001...............................................     14.01        3.87

March 31, 2000..................................................     10.63        7.38
June 30, 2000...................................................      7.88        3.50
September 30, 2000..............................................      4.44        1.88
December 31, 2000...............................................      2.75        1.00


         On March 15, 2002, the closing sale price of the common stock as quoted on the Nasdaq SmallCap Market was $13.00. On March 15, 2002, there were approximately 710 holders of our common stock.

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

INITIAL PUBLIC OFFERING

         On February 8, 2000, our Registration Statement (No. 333-86643) became effective under the Securities Act of 1933 for an offering of 1,000,000 shares of our Common Stock ("shares") and an additional 150,000 shares to cover an over-allotment option granted to Barron Chase Securities, Inc. ("Underwriter"). This offering was closed on February 10, 2000 and 1,150,000 shares were sold. The public offering price was $6.00 per share, resulting in gross proceeds of $6,900,000. The Underwriter received a 10% commission, a 3% non-accountable expense allowance of the gross proceeds and a financial advisory fee of $108,000, or an aggregate of $1,005,000. Additional offering expenses were approximately $218,496 resulting in net proceeds of $5,676,504. The following expenditures have been made from the net proceeds:

o $2,271,609 in payments to the former shareholders of The Capella Group, Inc. as part of the merger-acquisition of The Capella Group, Inc.,

o $1,031,827 in satisfaction of the promissory notes issued to the former shareholders of The Capella Group, Inc. as part of the merger-acquisition of The Capella Group, Inc.,

o $380,322 in payment of the out-of-pocket costs of the merger-acquisition of The Capella Group, Inc., that was completed on June 8, 2001,

o $726,045 to repay principal and interest on borrowings of $607,165 made by us pursuant to promissory notes issued to our shareholders,

o $278,574 to repay accounts payable and accrued liabilities (excluding accrued interest payable and accrued offering costs),

o $236,000 in payment of dividends on preferred stock to our Chairman, Paul A. Kruger,

o $95,218 in payment of the out-of-pocket costs of the merger-acquisition of Foresight, Inc. that was completed on December 7, 2000, and

o        $656,909 for working capital;

o the balance has been invested in high grade, short-term interest bearing investments.

         One of our directors, Michael E. Dunn, is a member of the law firm of Dunn, Swan and Cunningham. This firm was paid $254,015 during 2000 for legal services rendered in conjunction with the offering of the shares, a private placement offering, the merger-acquisition of Foresight, Inc. and other legal services rendered during 1998, 1999 and 2000. This firm was paid $110,789 during 2001 for legal services in large part rendered in conjunction with the merger-acquisitions of Foresight, Inc. and The Capella Group, Inc. during part of 2000 and 2001. Also, Kent H. Webb, M.D., one of our directors and the holder of nine promissory notes, was paid the $229,750 outstanding principal sum of these notes and accrued interest of $32,548. Except for the foregoing payments to the law firm and Dr. Webb, no part of the offering expenses or net proceeds was directly paid to our (a) directors, officers, or their associates; (b) 10% or greater shareholders, or (c) affiliates.

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

         FORESIGHT, INC. MERGER-ACQUISITION. On December 7, 2000, we completed the merger-acquisition of Foresight, Inc. In completion of this merger-acquisition, we issued 500,000 shares of our common stock and 166,667 shares of our series A convertible preferred stock to Paul A. Kruger and Mark R. Kidd in exchange for the outstanding capital stock of Foresight, Inc. at closing of the merger-acquisition of Capella Group, we issued and delivered 1,250,000 shares of our common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that our consolidated income before tax expense (as adjusted) for 2001 exceeds $1,750,000, assuming merger-acquisition of Capella Group was completed on January 1, 2001. Messrs. Kruger and Kidd were issued 2,065,202 shares of our common stock on February 7, 2002. In addition, we granted Barron Chase Securities, Inc. stock options exercisable for the purchase on or before June 30, 2003 of 200,000 shares of our common stock for $9.37 per share. These options were granted for the investment banking financial services and consulting advice provided by Barron

Chase Securities in valuing and structuring the merger. These offerings were made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. There were no sales commissions or other fees paid in connection with the merger-acquisition, other than granting of the stock options.

         THE CAPELLA GROUP, INC. MERGER-ACQUISITION. On June 8, 2001, we completed the merger-acquisition of The Capella Group, Inc. In completion of this merger-acquisition, we issued 2,775,000 shares of our common stock to the shareholders of The Capella Group, Inc. in exchange for the outstanding capital stock of The Capella Group, Inc. In addition, we agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group's income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The former shareholders of capella Group were issued 2,735,085 shares of common stock on February 7, 2002. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. As part of the merger-acquisition of The Capella Group, Inc., two of our directors, Messrs. John Simonelli and Larry E. Howell were paid consulting fees of $190,335 each for their assistance and consulting services. There were no sales commissions or other fees paid in connection with the merger-acquisition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report. The results of our operations as discussed below are not necessarily indicative of our operations following completion of the offering.

         On June 8, 2001, pursuant to a merger-acquisition transaction The Capella Group, Inc. became our wholly-owned subsidiary and allowed us to further diversify our membership programs offered through our other subsidiary, Foresight, Inc. In connection with this acquisition, we paid $2,271,609 in immediately available funds, issued promissory notes in the aggregate amount of $1,000,000 and issued and delivered 2,775,000 shares of our common stock. In addition, we agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group's income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The total additional earnout amounted to 4,800,287 shares that were issued on February 7, 2002. The Capella Group is primarily engaged in marketing memberships that offer savings on a wide range of healthcare services.

         On December 7, 2000, pursuant to a merger-acquisition Foresight, Inc. became our wholly-owned subsidiary. In connection with this acquisition, we issued and delivered 166,667 shares of our series A preferred stock and 500,000 shares of our common stock. As a condition of the Capella Group acquisition, Paul A. Kruger and Mark R. Kidd, the former shareholders of Foresight, Inc., agreed to waive their rights to receive additional shares of our common stock based upon our consolidated net income before tax expense (as adjusted) for the years 2002 and 2003. In consideration for this waiver and agreement, at closing of the merger-acquisition of Capella Group, we issued and delivered 1,250,000 shares of our common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that our consolidated income before tax expense (as adjusted) for 2001 exceeds $1,750,000, assuming merger-acquisition of Capella Group was completed on January 1, 2001. The total additional earnout amounted to 4,800,287 shares that were issued on February 7, 2002.

         Prior to these merger-acquisitions, we designed, marketed, implemented and serviced smart cards products. As a result of these acquisitions, our business focus and product offerings became those of Capella and Foresight and our smart card technology and products began to be offered primarily in conjunction with and as enhancements of The Capella Group's and Foresight's products and services. Consequently, our operations and the results of operations since June 8, 2001 and December 7, 2000, respectively, are not comparable to the operations conducted and results of operations obtained prior to these dates.

RESULTS OF OPERATIONS

         The following table sets forth selected results of our operations for the years ended December 31, 2001 and 2000. We took the information from our financial statements appearing elsewhere in this report.

                                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                        2001                        2000
                                                              -------------------------   -------------------------
                                                                 AMOUNT       PERCENT       AMOUNT        PERCENT
                                                              ------------   ----------    ----------    ----------
Product and service revenues................................. $ 22,358,171      100%       $  595,182       100%
                                                              ------------   ----------    ----------       ---
Operating expenses:
  Cost of operations.........................................    8,701,290       39           386,222        65
  Product deployment and research and development............           --       --            44,392         7
  Sales and marketing........................................    7,164,323       32           295,942        50
  General and administrative.................................    3,218,261       14           531,058        89
                                                              ------------   ----------    ----------       ---
    Total expenses...........................................   19,083,874       85         1,257,614       211
                                                              ------------   ----------    ----------       ---
    Operating income (loss)..................................    3,274,297       15          (662,432)     (111)
                                                              ------------   ----------    ----------       ---
Other expenses (income):
  Interest income, net.......................................      (81,278)       -          (201,252)      (34)
  Amortization of goodwill...................................      578,651        3            15,214         3
                                                              ------------   ----------    ----------       ---
    Other expenses (income)..................................      497,373        3          (186,038)      (31)
                                                              ------------   ----------    ----------       ---
      Net income (loss) before taxes.........................    2,776,924       12          (476,394)      (80)
Provision for income taxes...................................      175,846        -                --        --
                                                              ------------   ----------    ----------       ---
      Net income (loss)...................................... $  2,601,078       12%      $  (476,394)      (80)%
                                                              ============   =======      ===========      ====


COMPARISON OF 2001 AND 2000

         Revenue during 2001 increased $21,762,989, an 3,657% increase, to $22,358,171 from $595,182 during 2000. This increase was attributable to our merger-acquisition of The Capella Group, Inc. and Foresight, Inc. During 2001, 67% of our revenue was derived from our consumer healthcare savings programs; the remaining 33% of our revenue was derived from wholesale membership programs. The 2001 results of operations include seven months of Capella's revenue and earnings. Our revenue during 2000 was comprised solely of the membership revenue generated by Foresight, Inc. after the date of the merger-acquisition or one month.

         Membership service programs offered by Rent Way, Inc., one of our wholesale clients, accounted for approximately 4% of our revenue for the year ended December 31, 2001. Effective August 31, 2001, this client terminated its business relationship with us. Due to the growth of revenue related to our consumer healthcare savings programs, we do not anticipate that the loss of this client will have a material adverse effect on our future operations.

         Operating expenses during 2001 increased $17,826,260 to $19,083,874 from $1,257,614 during 2000. This increase was attributable to our merger-acquisition of The Capella Group, Inc. and Foresight, Inc. Cost of operations in 2001 was attributable to the costs related to our membership programs. The $44,392 decrease in product deployment and research and development costs to was attributable to the redirection of our business into membership programs. Product deployment and research and development costs incurred during 2000 were associated with our smart card products. Sales and marketing expenses increased $6,868,381 to $7,164,323 during 2001 from $295,942 during 2000. This increase was attributable to the sales and marketing efforts associated with our membership programs. Commissions paid to independent marketing representatives and independent brokers comprised 89% of sales and marketing expenses. Also, general and administrative expenses increased $2,687,203 to $3,218,261 during 2001 from $531,058 during 2000. The increase in general and administrative expenses was attributable to an increase in expenses since the date of the merger-acquisitions of The Capella Group, Inc. and Foresight, Inc. We generated operating income of $3,274,297 during 2001 compared to an incurred operating loss of $662,432 during 2000. The $3,936,729 increase in the 2001 operating income was attributable to the operating profit generated from our membership programs. During 2000, we only generated revenue for the one month subsequent to the merger-acquisition of Foresight, Inc.

         During 2001, we generated $81,278 in net interest income, a $119,974 decrease from the 2000 net interest expense of $201,252. This decrease was principally due to expending investable funds for the merger-acquisition of The Capella Group, Inc. and the redemption of $1,000,000 of preferred stock. In addition, there was a significant decrease in yield during 2001 resulting from declining interest rates. During 2001, we generated net income of $2,601,078 compared to a $476,394 net loss during 2001, an increase of $3,077,472.

PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

         We have historically used stock options to retain and compensate our officers, directors, employees and others. During 2000, we granted stock options for the purchase of our common stock to our officers, directors, employees and others. In accordance with Accounting Principles Board Opinion No. 25, the compensation cost of these stock options is not recognized in our financial statements. The outstanding stock options granted in 2001 and 2000 had an estimated fair value at the date of grant of the options of $749,050 and $17,400, respectively, utilizing the methodology prescribed under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. After giving effect to the estimated fair value of these options, during 2001, there would have been no decrease in income for the value of the options. During 2000 our pro forma net loss was $493,794 ($0.22 per common share) after giving effect to the estimated fair value of the options granted during 2000.

INCOME TAX PROVISION

         Statement of Financial Accounting Standards 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. At December 31, 2001 and 2000, we had deferred tax benefits of net operating loss carryforwards of $895,100 and $1,255,000, respectively. The tax benefit was attributable to net operating loss carryforwards of approximately $2,558,000, as of December 31, 2001, which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of December 31, 2001 was $735,000. The cumulative net deferred tax asset at December 31, 2000, after the valuation allowance, had no value.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2001, we had working capital of $1,371,549. In February 2000, we completed our initial public offering and from the sale of 1,150,000 shares of our common stock we received net proceeds of approximately $5,675,000. Prior to completion of our initial public offering, we did not have significant capital resources other than those provided by our operations and stockholders.

         Operating activities for the year ended December 31, 2001, generated net cash of $3,079,496 as the result of net income of $2,601,078, increased by depreciation and amortization of $235,163 and $578,651, respectively and changes in other assets, accrued liabilities and income taxes payable totaling $914,776. These sources of cash were decreased by a deferred tax benefit of $735,300 and changes in accounts receivables, inventory, other current assets, and accounts payable totaling $514,872. In 2000, our operating activities used net cash of $685,267 as the result of the net loss of $476,394, reduced by depreciation and amortization of $3,129 and $15,214, respectively, and changes in accounts receivable, other assets and accrued liabilities of $59,326, $150,907 and $865,444, respectively, and increased by changes in accounts payable and income taxes payable of $1,276,745 and $26,148, respectively. During 2001, we used $1,702,612 in cash through investing activities including $1,233,141 for the merger-acquisition of The Capella
Group, Inc. and $469,471 for the purchase of property and equipment. During 2000, we generated cash of $193,333 from investing activities primarily attributable to the merger-acquisition of Foresight, Inc. for approximately
$2.5 million. During 2001, we used $2,162,615 in investing activities including $1,000,000 for the repayment of debt incurred in the merger-acquisition of The Capella Group, Inc. and $1,000,000 for the redemption of preferred stock. During 2001, we also paid $220,000 in preferred stock and generated $57,385 from capital leases. During 2000, net cash provided by financing activities was $5,011,769. During 2000, we received net proceeds of $5,676,504 from our initial public offering and issued stock in conjunction with the merger-acquisition of Foresight, Inc. of $2,742,200. During 2000, we also made debt and capital lease reductions of $648,735 and paid preferred stock dividends of $16,000.

         We believe that our operations as a result of the merger-acquisition of The Capella Group. will achieve significant revenue growth and obtain profitability. Historically, we have devoted our financial resources principally to development of our smart card technology. As a result of the merger-acquisition, our smart card technology will principally be used in connection with our the membership program offerings, although we intend to continue to market our smart card technology and products. We provide no assurance that

o        we will be successful in implementing our business plan or

o unanticipated expenses or problems or technical difficulties will not occur which would result in material implementation delays, or

o we will have sufficient capacity to satisfy any increased demand for our products and services resulting from implementation of our plan.

Any one of these will adversely affect our ability to become profitable.

NEW ACCOUNTING PRONOUNCEMENTS

         The Securities and Exchange Commission staff (the "Staff") issued "Staff Accounting Bulletin No. 101- Revenue Recognition in Financial Statements" ("SAB 101") in December 1999. SAB 101 establishes the Staff's preference that membership fees should not be recognized in earnings prior to the expiration of refund privileges. Notwithstanding the Staff's preference described above, it is also stated in SAB 101 that the Staff will not object to the recognition of refundable membership fees, net of estimated refunds, as earned revenue over the membership period in limited circumstances where all of certain criteria set forth in SAB 101 have been met. Under SAB 101's full deferral method, membership fees having full refund privileges, and the related direct costs associated with acquiring the underlying memberships, will no longer be recognized on a pro rata basis over the corresponding membership periods, but instead will be recognized in earnings upon the expiration of membership refund privileges. We do not have a significant amount of retail memberships with refund privileges, so our adoption of SAB 101did not have a material impact on our financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS
144), in August and October 2001, respectively.

         SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, the Company is no longer required or allowed to amortize goodwill and other intangible assets with indefinite lives, but instead must be periodically tested for impairment. Effective January 1, 2002, we adopted SFAS 142.

         SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We do not expects that the provisions of SFAS 143 will have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

         SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002 and expect that this adoption will have a material impact on our consolidated results of operations and financial position in 2002.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLLED PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and the number as our board of directors may determine by resolution or election. Our board of directors currently consists of eight members.

                 NAME                                        AGE     POSITION
-------------------------------------                        ---     --------
Judith H. Henkels(1). ..................................     47      Chief Executive Officer,
                                                                       President and Director
Mary L. Kelly...........................................     40      Chief Financial Officer
David P. May............................................     48      Secretary
Paul A. Kruger..........................................     48      Chairman of the Board
Bobby R. Rhodes........................................      35      Director
Kent H. Webb, M.D.(1)(2)................................     45      Director
Larry E. Howell.........................................     57      Director
Lyle W. Miller..........................................     59      Director
John Simonelli..........................................     56      Director
Michael E. Dunn(1)......................................     56      Director

------------------------
(1)      Member of the Compensation Committee.
(2)      Member of the Audit Committee.

         The following is a brief description of the business background of our executive officers and directors:

         JUDITH H. HENKELS serves as the Chief Executive Officer and President. Ms. Henkels is the founder of Capella Group and has 25 years of business experience, with a concentration in accounting, finance and healthcare. She has over 15 years of experience in the healthcare industry. Prior to founding Capella Group she was the Executive Vice President and CFO for Linnaeus, Inc. during the period 1994 through 1997. Linnaeus is a managed care systems company and owned a Third Party Administrator (TPA). While at Linnaeus, Ms. Henkels was instrumental in selling the TPA and finding new venture capital to support the ongoing operations of the systems company. From 1991 through 1994, Ms. Henkels was CFO and Executive Vice President for Premier BioResources, Inc., a company that owned and operated plasma centers throughout the U.S. From 1985 through 1991 Ms. Henkels worked for The BOC Group (a British Conglomerate) in their healthcare segment. She held various controllership roles in the anesthesia, critical care and home health care divisions and was the first woman to hold the role of Vice President in BOC throughout the world. Prior to BOC, Ms. Henkels also held financial positions in the Worthington Division of Dresser Industries (formerly McGraw Edison) and the accounting firm Ernst & Whinney, now Ernst & Young. Ms. Henkels is a Certified Public Accountant, and holds an MBA degree from Rutgers University where she graduated first in her class, and A B.A. degree from Iowa State University.

         MARY L. KELLY serves as the Chief Financial Officer. Ms. Kelly has been with the Capella Group since its founding and has over 15 year of financial experience, with a background in home health care, accounting, finance, auditing, cost management, and computer systems implementation. Ms. Kelly has an MA from Western Illinois University and a BA in Accounting from Augustana College.

         DAVID P. MAY began serving as our Secretary and as Vice President and General Counsel of Capella Group in January 2002. Mr. May has more than 20 years of experience within the financial services and insurance industry including mergers and acquisitions, regulatory compliance, and credit insurance sales and marketing. Mr. May served formerly as Chief Legal Counsel and then Vice President and Chief Marketing Officer for Voyager Insurance Companies. Mr. May received a B.A. degree from Kansas Wesleyan University and a Juris Doctor from Drake University.

         PAUL A. KRUGER serves as our Chairman of the Board of Directors and served as our Chief Executive Officer from December 8, 2002 until February 28, 2002 and served as Chief Executive Officer of Foresight until February 28, 2002. Mr. Kruger has more than 25 years experience with the financial services industry. In 1997, Mr. Kruger became the Chairman of the Board of Directors of Paceco Financial Services. Mr. Kruger also currently holds managing officer positions in both Hildalgo, L.C. and Onward, LLC, two privately-held companies. Mr. Kruger became a Director of PalWeb Corporation, on July 9, 1999 and became Chairman of the Board of Directors and Chief Executive Officer on January 22, 2000. PalWeb Corporation is a publicly-held development stage company engaged in the manufacturing and marketing of plastic pallets and the design, manufacture and sale of large plastic injection molding machines and systems. PalWeb Corporation is the parent of Paceco Financial Services, Inc. In 1999 Mr. Kruger became Chairman of Foresight, Inc. Mr. Kruger holds a Bachelor of Business Administration/Accounting received from Cameron University and a Juris Doctorate from the Oklahoma City University School of Law.

         BOBBY R. RHODES, Director and Vice President of Provider Relations, joined Capella Group in 1998. He has extensive experience in the medical provider side of the healthcare business, having worked as business office manager for Cardiovascular Provider Resources, an MSO group of 58 cardiologists, from 1997 through 1998, claims manager/operations manager for Baylor-Health Texas, a physician organization with 135 family practice doctors, from 1996 through 1997, and as claims manager for Heritage Southwest Medical Group and Metropolitan Life from 1989 to 1996. Mr. Rhodes, an ex-pro football player, attended the University of Texas at Austin from 1985 through 1989.

         KENT H. WEBB, M.D., a founder of Precis, has served one of our Directors since June 1996 (and Medical Director since August 2001) and as Chairman of our Board of Directors until December 2000 and was a member or general partner of our predecessors Advantage Data Systems, Ltd. and Medicard Plus - ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company.

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

         MICHAEL E. DUNN became a one of our Directors in January 1999. Mr. Dunn has been a member, shareholder and the President of Dunn Swan & Cunningham, a Professional Corporation, a privately-held corporation engaged in the practice of law, since February 28, 1995. From August 1994 until December 7, 1998, when acquired by The Kroll-O'Gara Company, Mr. Dunn served as a Director of Laboratory Specialists of America, Inc., a forensic drug testing company. He has been the owner of the Woodlake Racquet Club, a privately-held recreational athletic club, since 1981. Mr. Dunn was graduated from the University of Oklahoma College of Law in 1972, and holds a B.B.S. in accounting and pursued graduate studies at the University of Oklahoma.

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

         Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2001, we believe that each person who, at any time during 2001, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2001.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth the compensation during 2001, 2000 and 1999, paid or accrued, of our Chief Executive Officer, and our five other most highly compensated executive officers, including the executive officers of our subsidiaries.

                                      SUMMARY COMPENSATION TABLE

                                                                                                          LONG-TERM
                                                                                                        COMPENSATION
                                                                                                           AWARDS
                                                                                                        ------------
                                                                             ANNUAL COMPENSATION(1)     COMMON STOCK
                                                                            -----------------------      UNDERLYING
NAME AND PRINCIPAL POSITION                                        YEAR      SALARY(2)     BONUS(3)       OPTIONS
---------------------------                                        ----     ----------     --------     ------------
Judith H. Henkels................................................  2001      $150,000      $ 80,000        10,000
  Chief Executive Officer and President(4)                         2000      $147,250      $176,395            --
  (and Chief Executive Officer and President of Capella)           1999      $ 59,706      $    775            --

Mary L. Kelly....................................................  2001      $ 85,000      $ 80,000            --
 Chief Financial Officer                                           2000      $ 82,893      $ 65,717            --
  (and Vice President of The Capella Group)                        1999      $ 54,854      $    775            --

Paul A. Kruger...................................................  2001      $ 97,000            --        10,000
  Chairman of the Board and former Chief Executive Officer(4)      2000      $197,500            --        10,000
  (and former Chief Executive Officer of Foresight)                1999      $ 55,650            --            --

Bobby R. Rhodes..................................................  2001      $ 85,000      $ 80,000        10,000
 Director                                                          2000      $ 82,893      $ 51,408            --
 (And Vice President of The Capella Group)                         1999      $ 49,389      $  1,279            --

John F. Luther...................................................  2001      $ 85,000      $ 80,000            --
  (Vice President of The Capella Group                             2000      $ 82,893      $ 60,447            --
   and President of SmartCare Insurance Agency)                    1999      $ 57,996      $  1,279            --




Leland S. Chaffin, Jr............................................  2001      $ 85,000      $ 80,000            --
  (Vice President of The Capella Group)                            2000      $ 34,485      $ 40,256            --
                                                                   1999      $  6,500            --            --


------------------------
(1) The named executive officer received additional non-cash compensation, perquisites and other personal benefits; however, the aggregate amount and value thereof did not exceed 10% of the total annual salary and bonus paid to and accrued for the named executive officer during the year.
(2) Dollar value of base salary (both cash and non-cash) earned during the year.
(3)      Dollar value of bonus (both cash and non-cash) earned during the year.
(4) In February 2002, Mr. Kruger resigned as our Chief Executive Officer as well as the Chief Executive Officer of Foresight, Inc. and Ms. Henkels was appointed to serve as our Chief Executive Officer and President. Ms. Henkels has served as our President since June 8, 2001.

AGGREGATE OPTION GRANTS AND EXERCISES IN 2001 AND YEAR-END OPTION VALUES

         STOCK OPTIONS AND OPTION VALUES. On August 27, 2001, we granted 10,000 stock options to Ms. Henkels Mr. Kruger and Mr. Rhodes under our stock option plan, each exercisable for the purchase of one share of our common stock at an exercise price of $3.91 per share for Ms. Henkels and Mr. Kruger and $3.55 per share for Mr. Rhodes. The following table sets forth information related to options granted to the named executive officers during 2001.


                                                                              INDIVIDUAL GRANTS
                                                          -------------------------------------------------------
                                                                            PERCENT OF
                                                                          TOTAL OPTIONS
                                                            NUMBER          GRANTED TO     EXERCISE
                                                          OF OPTIONS        EMPLOYEES      PRICE PER   EXPIRATION
                                                           GRANTED           IN 2001         SHARE        DATE
                                                           -------           -------         -----        ----
Judith H. Henkels, Chief Executive Officer
     and President....................................      10,000             6.6%          $3.91       8/27/06
Paul A. Kruger, Chairman of the Board.................      10,000             6.6%          $3.91       8/27/06
Bobby R. Rhodes, Director.............................      10,000             6.6%          $3.55       8/27/06


         AGGREGATE STOCK OPTION EXERCISE AND YEAR-END OPTION VALUES. The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 2001. During 2001, no options to purchase our common stock were exercised by the named executive officers.



                                                                                         VALUE OF UNEXERCISED
                                                        NUMBER OF UNEXERCISED                IN-THE-MONEY
                                                            OPTIONS AS OF                   OPTIONS AS OF
                                                         DECEMBER 31, 2001              DECEMBER 31, 2001(1)
                                                    ----------------------------    ----------------------------
NAME                                                EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                                                -----------    -------------    -----------    -------------
Judith H. Henkels...............................        --             10,000           --            $82,900
Paul A. Kruger..................................      10,000           10,000        $109,500         $82,900
Bobby R. Rhodes.................................        --             10,000           --            $86,500


------------------------
(1) The closing sale price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2001 was $12.20. The per-share value is calculated based on the applicable closing sale price per share, minus the exercise price, multiplied by the number of shares of Common Stock underlying the options.

STOCK OPTION PLAN

         For the benefit of our employees, directors and consultants, we have adopted the Precis Smart Card Systems, Inc. 1999 Stock Option Plan (the "stock option plan" or the "plan"). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 700,000. As of December 31, 2002, we had granted incentive stock options exercisable for the purchase (i) 10,000 shares at $6.00 per share on or before February 8, 2005, (ii) 20,000 shares at $1.25 per share on or before December 29, 2005, (iii) 20,000 shares at $3.91 per share on or before August 27, 2006, and (iv) 130,500 at $3.55 per share on or before August 27, 2006.

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

         We have entered into indemnification agreements with each of our directors and executive officers. Under these indemnification agreements we agreed to pay on behalf of the indemnitee, and his or her executors, administrators and heirs, any amount that he or she is or becomes legally obligated to pay because the

o indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request or

o indemnitee was involved in any threatened, pending or completed action, suit or proceeding by us or in our right to procure a judgment in our favor by reason that the indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request.

To be entitled to indemnification, indemnitee must have acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. In addition, no indemnification is required if the indemnitee is determined to be liable to us unless the court in which the legal proceeding was brought determines that the indemnitee was entitled to indemnification. The costs and expenses covered by these agreements include expenses of investigations, judicial or administrative proceedings or appeals, amounts paid in settlement, attorneys' fees and disbursements, judgments, fines, penalties and expenses of enforcement of the indemnification rights.

         We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities for event occurring after June 7, 2001. Such insurance protection covers claims and any related defense costs of up to $6,000,000 based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer.

EMPLOYMENT ARRANGEMENTS AND LACK OF KEYMAN INSURANCE

         On January 3, 2001, we entered into employment agreement with Paul
A. Kruger. This agreement is for a term of three years; however, the term is automatically extended for additional one-year terms, unless we or Mr. Kruger gives notice of termination on or before June 30 in the year of termination, commencing June 30, 2003. The agreement provides, among other things, (i) an annual base salary of $60,000, (ii) bonuses at the discretion of the Board of Directors, (iii) entitlement to fringe benefits including medical and insurance benefits as may be provided to our other senior officers; (iv) eligibility to participate in our incentive, bonus, benefit or similar plans; and (v) limited salary continuation during any period of temporary or permanent disability, illness or incapacity to substantially perform the services required under the agreement or in the event of employee's death. The agreement requires Mr. Kruger to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. Mr. Kruger may hold executive positions with other entities and own interests in, manage or otherwise operate other noncompetitive businesses. The agreement may be terminated by Mr. Kruger upon 90-day advance notice or by us upon 30-day advance notice for "good cause" or failure to correct of any breach or default within the 30 days.

         A condition of the acquisition of The Capella Group, Inc., we entered into employment agreements with each of Judith H. Henkels, John F. Luther, Mary L. Kelly, Bobby R. Rhodes, Leland S. Chaffin, Jr. Each agreement is for a three-year term; however, the term is automatically extended for additional one-year terms, unless we or the employee gives six-month advance notice of termination. These agreements provide, among other things,

o an annual base salary of $150,000 (increasing to $160,000 in 2002) for Ms. Henkels, $85,000 (increasing to $95,000 in 2002) for Ms. Kelly and Messrs. Luther, Rhodes and Chaffin;

o setting aside an amount equal to 15% of the Capella Group's earnings before interest and taxes to be distributed to employees and officers of Capella Group at the discretion of its Board of Directors;

o entitlement to fringe benefits including medical and insurance benefits and participation in our 401(k) plan and MSA plan and any other benefit plan we establish; and

o limited salary continuation during any period of temporary or permanent disability, illness or incapacity to substantially perform the services required under the agreement or in the event of employee's death.

These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out her or his responsibilities and duties. The employee may hold executive positions with other entities and own interests in, manage or otherwise operate other businesses, so long as the employee does not directly compete with us. Each agreement may be terminated by the employee upon 90-day advance notice or by us upon 30-day advance notice for "good cause" or failure to correct of any breach or default within the 30 days.

         Under all of these agreements, "good cause" includes commitment of a felony (excepting any felony traffic offense) or any crime directly related to the employment which causes a substantial detriment to us, actions contrary to our best interest, willful failure to take actions permitted by law and necessary to implement our written policies, continued failure or refusal to attend to duties, or willful misconduct materially and demonstrably injurious to the Company, financially or otherwise.

         As of the date of this report, we do not maintain any keyman insurance on the life or disability of our executive officers.

COMPENSATION OF DIRECTORS

         Other than through the receipt of discretionary stock option grants, our directors are not compensated for attending board or committee meetings. Directors who are also our employees receive no additional compensation for serving as directors or on committees. We reimburse our directors for travel and out-of-pocket expenses in connection with their attendance at meetings of our board.

         On February 8, 2000, we granted one of our then executive officers and directors five-year stock options exercisable for the purchase of 10,000 shares of our common stock for $6.00 per share. On December 29, 2000, we granted five-year stock options to each of our seven directors exercisable for 10,000 shares of our common stock for $1.25 per share for their services during 2000. On August 27, 2001, we granted each of Ms. Henkels and Messrs. Kruger, Howell, Simonelli, Webb, Miller, Rhodes and Dunn five-year stock options exercisable for the purchase of 10,000 shares of our common stock for $3.55 per share (or in the case of Judith H. Henkels and Paul A. Kruger for $3.91 per share), and Mark R. Kidd, formerly an executive officer and director, stock options exercisable for the purchase of 22,500 shares of common stock for $3.55 per share. In addition, for his services as our medical director, we granted Dr. Webb five-year stock options exercisable for the purchase of 12,000 shares of our common stock for $3.55 per share. The stock options granted on August 27, 2001 were for services during 2001. The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock options.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table presents, as of March 15, 2002, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options, warrants and conversion of the outstanding series A convertible preferred stock, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.


                                                                                            AS OF MARCH 15, 2002
                                                                                     ---------------------------------
                                                                                        SHARES            PERCENT OF
                                                                                     BENEFICIALLY         OUTSTANDING
NAME (AND ADDRESS) OF BENEFICIAL OWNER                                                 OWNED(1)           SHARES(1)(2)
--------------------------------------                                               ------------         ------------
Judith H. Henkels(3)............................................................       3,957,058              33.6%
    2040 North Highway 360
    Grand Prairie, Texas 75050

Leland S. Chaffin, Jr.(3).......................................................       3,957,058              33.6%
    2040 North Highway 360
    Grand Prairie, Texas 75050

Paul A. Kruger(4)...............................................................       3,613,814              30.7%
    2500 South McGee Drive, Suite 200
    Norman, Oklahoma 73072

John Simonelli(5)...............................................................         621,764               5.3%

Bobby R. Rhodes(6)..............................................................         531,009               4.5%

Mary L. Kelly(7)................................................................         521,009               4.4%

Larry E. Howell(8)..............................................................         388,736               3.3%

Kent H. Webb, M.D.(9)...........................................................         127,018               1.1%

Michael E. Dunn(10).............................................................          28,000                (2)

Lyle W. Miller(11)..............................................................          20,000                (2)

Executive Officers and Directors as a group
    (nine persons)(12)..........................................................         838,399              70.4%


------------------------
(1) Shares not outstanding but deemed beneficially owned by virtue of the right of the named person to acquire the shares within 60 days of March 15, 2002 are treated as outstanding for determining the amount and percentage of common stock owned by the person. Based upon our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.
(2) The percentage shown was rounded to the nearest one-tenth of one percent, based upon 11,750,822 shares of common stock being outstanding.
(3) Judith H. Henkels and Leland S. Chaffin, Jr. are married and reside in Texas, a community property state. Ms. Henkels is our President and Chief Operating Officer and one of our directors. Ms. Henkels and Mr. Chaffin are deemed to beneficially own the same number of beneficially owned shares. The beneficially owned shares and percentages include
         o        3,126,049 shares of common stock owned by Ms. Henkels,
         o        521,009 shares of common stock owned by Mr. Chaffin,
         o 250,000 shares of common stock owned by the Trust Under The Capella Group, Inc. IMR 2001 Bonus Plan (also one of the selling shareholders) of which Ms. Henkels is trustee,
         o 50,000 shares of common stock owned by the Trust Under The Capella Group, Inc. Employee 2001 Bonus Plan (also one of the selling shareholders) of which Ms. Henkels is trustee, and
         o 10,000 shares issuable upon exercise of stock options held by Ms. Henkels.
(4) Mr. Kruger is our Chairman of the Board and one of our directors. The beneficially owned shares and the percentages include
         o        3,563,814 shares of common stock owned by Mr. Kruger,
         o 15,000 shares of common stock held as guardian for the benefit of Courtney B. Kruger,
         o 15,000 shares of common stock held as guardian for the benefit of Garrett P. Kruger, and
         o 20,000 shares of common stock issuable upon exercise of stock options.
         Mr. Kruger has issued purchase warrants exercisable for the purchase of 900,000 shares, of which 498,264 shares may be acquired by Mr. Simonelli, 263,736 shares may be acquired by Mr.Howell, 91,000 shares may be acquired by Mr. Kruger's wife on behalf of and as custodian of their minor children, Courtney B. Kruger and Garrett P. Kruger, and 9,000 shares may be acquired by an unrelated third party.
(5) Mr. Simonelli is a director of the Company. The beneficially owned shares and percentage include
         o        103,500 shares of common stock owned by Mr. Simonelli,

         o 20,000 shares of common stock issuable upon exercise of stock options, and
         o 498,264 shares of common stock transferrable by Mr. Kruger to Mr. Simonelli upon exercise of purchase warrants covering these shares.
(6) Mr. Rhodes is one of our directors and an executive officer of The Capella Group, Inc. The beneficially owned shares and the percentages include
         o        521,009 shares of common stock owned by the Rhodes Family
                  Trust and
         o 10,000 shares of common stock issuable upon exercise of stock options.
(7) Ms. Kelly is our Chief Financial Officer and an executive officer and director of The Capella Group, Inc.
(8) Mr. Howell is one of our directors. The beneficially owned shares and the percentages includes
         o        105,000 shares of common stock owned by Mr. Howell,
         o 20,000 shares of common stock issuable upon exercise of stock options and
         o 263,736 shares of common stock transferrable by Mr. Kruger to Mr. Howell upon exercise of warrants.
(9) Dr. Webb is one of our directors. The beneficially owned shares and the percentage include
         o        92,018 shares of common stock owned by Dr. Webb,
         o 3,000 shares of common stock held by David F. Johnson, Trustee of the General Surgeons of Oklahoma Money Purchase Pension Plan for the benefit of Dr. Webb, and o 32,000 shares of common stock issuable upon exercise of stock options.
(10) Mr. Dunn is one of our directors. The beneficially owned shares and the percentages include
         o        6,000 shares of common stock owned by Mr. Dunn,
         o 20,000 shares of common stock issuable upon exercise of stock options and
         o 2,000 shares of common stock owned by Dunn Swan & Cunningham of which Mr. Dunn is an executive officer, director and substantial shareholder.
(11) Mr. Miller is one of our directors. The beneficially owned shares and the percentages includes
         o        10,000 shares of common stock owned by Mr. Miller and
         o 10,000 shares of common stock issuable upon exercise of stock options.
(12) The beneficially owned shares and the percentage include the shares beneficially owned by each of our executive officers and directors as described in footnotes (3) through (11).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2001 and 2000. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

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

         For legal services rendered during 2000 and 2001, we paid the law firm of Dunn Swan & Cunningham, our legal counsel, $110,789 during 2001. These legal services were performed principally in connection with the acquisition of Foresight, Inc. and The Capella Group, Inc. For services rendered during 1998, 1999 and a portion of 2000, we paid Dunn Swan & Cunningham $248,936 and we issued 2,000 shares of our common stock in payment of $20,000 for performed legal services, which shares were issued in December 2001. The legal services performed during 1998, 1999, and a portion of 2000 were in connection with our private placement offering, initial public offering, the merger-acquisition of Foresight, Inc. and general corporate matters. In addition, during 2001 and 2000, we reimbursed Dunn Swan & Cunningham $110,789 and
$5,079 for expenses advanced on our behalf.

         Pursuant to the Agreement and Plan of Merger dated March 21, 2000 (as amended), on December 7, 2000 we acquired Foresight, Inc. In connection with the acquisition of Foresight, (i) on December 7, 2000, we issued and delivered 166,667 shares of our series A preferred stock and 450,000 shares of our common stock to Paul A. Kruger, and 50,000 shares of our common stock to Mark R. Kidd, and (ii) on June 8, 2001 we issued and delivered to Messrs. Kruger and Kidd 1,156,250 and 93,750 shares, respectively, of our common stock, and (iii) on February 7, 2002 we issued and delivered to Messrs. Kruger and Kidd 1,891,214 and 101,514 shares, respectively, of our common stock (one share of our common stock for each dollar of the greater of our and Capella Group's combined or consolidated 2001 income before income tax expense, plus the goodwill amortization attributable to the acquisition of Foresight and Capella Group, in excess of $1,750,000). Messrs. Kruger and Kidd are the former shareholders of Foresight. They acquired their ownership of Foresight by exchanging their ownership in Universal Marketing Services, Inc. for the capital stock of Foresight.

         Pursuant to the Agreement and Plan of Merger dated March 23, 2001, we acquired The Capella Group, Inc. on June 8, 2001. In connection with this acquisition, on June 8, 2001, (i) we paid Judith H. Henkels, Leland S. Chaffin, Jr. (the husband of Ms. Henkels), Bobby R. Rhodes and Mary Kelly $1,424,185, $198,881, $167,481, and $257,481 respectively, (ii) we issued and delivered to Ms. Henkels a $600,000 promissory note and to each of Ms. Kelly and Messrs. Chaffin and Rhodes $100,000 promissory notes, and (iii) we issued and delivered to Ms. Henkels 1,500,000 shares of our common stock and to each of Ms. Kelly and Messrs. Chaffin and Rhodes 250,000 shares of our common stock. Furthermore, on February 7, 2002, we issued and delivered to Ms. Henkels 1,651,053 shares of our common stock and to each of Ms. Kelly and Messrs. Chaffin and Rhodes 271,009 shares of our common stock (one share of our common stock for each dollar of Capella Group's 2001 income before income tax expense in excess of $1,275,000). On December 15, 2001, we paid the promissory notes in full and paid accrued interest to Ms. Henkels of $19,096 and to each of Ms. Kelly and Messrs. Chaffin and Rhodes accrued interest of $3,183.

         On December 15, 2001, we and Paul A. Kruger, our Chairman of the Board and former executive officers, agreed to redeem 83,334 shares of our series A preferred stock for $1,000,008 (the $12 per share liquidation and stated value). On February 1, 2002 another 41,667 shares was redeemed for $500,000. On February 18, 2002 another 20,833 shares were redeemed for $250,000. On February 27, 2002 the remaining 20,833 shares were redeemed for $250,000. In addition, during 2001 and 2000, we paid Mr. Kruger dividend on our series A preferred stock of $236,000 and $16,000, respectively.

         On January 3, 2001, we entered into consulting agreements with each of Larry E. Howell and John Simonelli. For our acquisition of any entity introduction to us or our affiliate during the terms of these agreements, each of Messrs. Howell and Simonelli will be entitled to receive a fee of (i) 2.5% of up to $1 million of value paid or received in the transaction, (ii) 2% of the next $1 million of value, (iii) 1.5% of the next $1 million of value, (iv) 1% of the next $1 million of value, and (v) 0.5% of the value in excess of $4 million. They are also entitled to reimbursement of reasonable expenses and provided an office, secretarial support, equipment and supplies at our cost. These agreements are for three-year terms ending December 31, 2003, automatically extendable for one-year periods after 2003, unless six-month advance notice of termination is give by us or Mr. Howell or Mr. Simonelli. They are required to maintain confidentiality of any and all non-public information provided to them by us. With respect to the acquisition of Foresight, Inc., each of Messrs. Howell and Simonelli were paid $60,000 in January 2001. Furthermore, with respect to the acquisition of Capella Group, each of Messrs. Howell and Simonelli were paid $128,795 in June 2001 and $61,540 in February 2002.

         At December 31, 2001, the Company had receivables from Palweb Corporation and Onward LLC of $52,348 and $2,451, respectively. Mr. Kruger, our Chairman of the Board is a director of Palweb Corporation and a managing member of Onward LLC.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:


         EXHIBIT NO.       DESCRIPTION
         -----------       -----------

          3.1              Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of
                           Registrant's Form 8-K/A filed with the Commission on July 31, 2001.

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

          4.2              The Agreement and Plan of Merger, dated March 21, 2000, amongst Registrant, Precis-
                           Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd,
                           incorporated by reference to the Schedule 14A filed with the Commission on October 13,
                           2000.

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

          4.7              Form of Underwriter's Warrant and Warrant Certificate, incorporated by reference to
                           Exhibit 4.2 of Registrant's Form SB-2 Registration Statement (No. 333-86643).

          4.8              Form of Promotional Shares Lock-In Agreement among Kent H. Webb, Larry E. Howell,
                           Donald A. Cunningham, Michael R. Morrisett and Registrant, incorporated by reference to Exhibit 4.3 of Registrant's Form SB-2 Registration Statement (No. 333-86643).

          4.9              Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

         10.1              Form of Financial Advisor Agreement, incorporated by reference to Exhibit 10.2 of
                           Registrant's Form SB-2 Registration Statement (No. 333-86643).





         10.2              Form of Merger and Acquisition Agreement between Barron Chase Securities, Inc. and
                           Registrant, incorporated by reference to Exhibit 10.3 of Registrant's Form SB-2
                           Registration Statement (No. 333-86643).

         10.3              Employment Agreement, dated January 3, 2001, between Paul A. Kruger and Registrant, incorporated by reference to Exhibit 10.5 of Registrant's Form 10-QSB filed with the
                           Commission on April 24, 2001.

         10.4              Employment Agreement, dated January 3, 2001, between Mark R. Kidd and Registrant, incorporated by reference to Exhibit 10.6 of Registrant's Form 10-QSB filed with the
                           Commission on April 24, 2001.

         10.5              Consulting Agreement, dated January 3, 2001, between Larry E. Howell and Registrant, incorporated by reference to Exhibit 10.7 of Registrant's Form 10-QSB filed with the
                           Commission on April 24, 2001.

         10.6              Consulting Agreement, dated January 3, 2001, between John Simonelli and Registrant, incorporated by reference to Exhibit 10.8 of Registrant's Form 10-QSB filed with the
                           Commission on April 24, 2001.

         10.7              Form of Indemnification Agreement, dated December 29, 2000, between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.9 of
                           Registrant's Form 10-KSB filed with the Commission on April 2, 2001.

         10.8              The Lease Agreement, dated December 31, 1999, between Registrant and Onward, LLC, incorporated by reference to Exhibit 10.10 of Registrant's Form 10-KSB filed with the
                           Commission on April 2, 2001.

         10.9              The Lease Agreement, dated September 30, 2000, between Registrant and Onward, LLC, incorporated by reference to Exhibit 10.11 of Registrant's Form 10-KSB filed with the
                           Commission on April 2, 2001.

         10.10             The Commercial Lease Agreement, dated November 8, 2001, between The Capella
                           Group, Inc. and Assem Family Limited Partnership (Appendices and Exhibits will be provided Registrant upon request).

         24.1              Consent of Independent Accountants.


(b)  REPORTS ON FORM 8-K:

         During the last quarter of 2000, Registrant did not file any reports on Form 8-K.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRECIS, INC.
                                              (Registrant)

                                              By: /s/ JUDITH H. HENKELS
                                                 -------------------------------
                                                     Judith H. Henkels
                                                     Chief Executive Officer

Date: March 18, 2002
                                              By: /s/ MARY L. KELLY
                                                 -------------------------------
                                                     Mary L. Kelly
                                                     Chief Financial Officer

Date: March 18, 2002

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


     SIGNATURE                                              TITLE                                         DATE
     ---------                                              -----                                         ----

 /s/ JUDITH H. HENKELS                               Chief Executive Officer                         March 18, 2002
----------------------                               and President
 Judith H. Henkels

 /s/ PAUL A. KRUGER                                  Chairman of the Board                           March 18, 2002
---------------------
 Paul A. Kruger

/s/ BOBBY R. RHODES                                  Director                                        March 18, 2002
---------------------
 Bobby R. Rhodes

 /s/ KENT H. WEBB                                    Director                                        March 18, 2002
---------------------
 Kent H. Webb

/s/ JOHN SIMONELLI                                   Director                                        March 18, 2002
---------------------
 John Simonelli

 /s/ LARRY E. HOWELL                                 Director                                        March 18, 2002
---------------------
 Larry E.  Howell

 /s/ LYLE W. MILLER                                  Director                                        March 18, 2002
---------------------
 Lyle W. Miller

 /s/ MICHAEL E. DUNN                                 Director                                        March 18, 2002
---------------------
 Michael E. Dunn


                                       INDEX TO FINANCIAL STATEMENTS

                                                                                                               Page
                                                                                                               ----

Report of Independent Public Accountants.....................................................................   F-2

Consolidated Balance Sheets as of December 31, 2001 and 2000.................................................   F-3

Consolidated Statements of Operations for the Years Ended
     December 31, 2001 and 2000..............................................................................   F-4

Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2001 and 2000..................................................................   F-5

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000..............................................................................   F-6

Notes to Consolidated Financial Statements...................................................................   F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders
  of Precis, Inc.

     We have audited the accompanying consolidated balance sheets of Precis, Inc. (an Oklahoma Corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.



/s/ MURRELL, HALL, MCINTOSH & CO., PLLP


Norman, Oklahoma
March 13, 2002

                                             PRECIS, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                  AS OF DECEMBER 31, 2001 AND 2000



                                                                                           2001            2000
                                                                                       ------------    -----------
                                                ASSETS

Current assets:
   Cash and cash equivalents.........................................................  $  3,755,642    $ 4,541,373
   Accounts receivable...............................................................       915,966        670,208
   Inventory.........................................................................       174,034             --
   Other current assets..............................................................       244,233             --
                                                                                       ------------    -----------
       Total current assets..........................................................     5,089,875      5,211,581
                                                                                       ------------    -----------
Fixed assets, net....................................................................     1,135,321        141,311
Goodwill, net........................................................................    21,237,444      2,723,330
Deferred tax asset, net..............................................................       895,100             --
Other assets.........................................................................       146,244         73,803
                                                                                       ------------    -----------
Total assets.........................................................................  $ 28,503,984    $ 8,105,025
                                                                                       ============    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................  $    331,330    $   209,992
  Accrued liabilities................................................................     2,075,319      1,040,521
  Income taxes payable...............................................................       955,650         23,881
  Deferred income taxes..............................................................       955,650             --
  Current portion of capital leases..................................................       196,227
                                                                                       ------------    -----------
      Total current liabilities......................................................     3,718,326      1,274,394
                                                                                       ------------    -----------
Capital lease obligation, net of current portion.....................................       378,463             --
                                                                                       ------------    -----------
      Total liabilities..............................................................     4,096,789      1,274,394
                                                                                       ------------    -----------

Stockholders' equity:
   Preferred stock, $1 par value, 2,000,000 shares authorized; 83,333 shares
      issued and outstanding (166,667 issued as of December 31, 2000)................     1,000,000      2,000,000
   Common stock, $.01 par value, 100,000,000 shares authorized;
      11,696,287 issued and outstanding (2,850,000 issued as of December 31, 2000)...       116,963         28,500
   Additional paid-in capital........................................................    25,181,297      9,103,274
   Accumulated deficit...............................................................    (1,891,065)    (4,256,143)
                                                                                       ------------    -----------
      Total stockholders' equity.....................................................    24,407,195      6,875,631
                                                                                       ------------    -----------
Total liabilities and stockholders' equity...........................................  $ 28,503,984    $ 8,150,025
                                                                                       ============    ===========


                    See Accompanying Notes to Consolidated Financial Statements

                                          PRECIS, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS

                         FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                          2001            2000
                                                                                      ------------    ------------
Product and service revenues........................................................  $ 22,358,171    $    595,182

Operating expenses:
    Cost of operations..............................................................     8,701,290         386,222
    Sales and marketing.............................................................     7,164,323         295,942
    General and administrative......................................................     3,218,261         531,058
    Product deployment and research and development.................................            --          44,392
                                                                                      ------------    ------------
        Total operating expenses....................................................    19,083,874       1,257,614
                                                                                      ------------    ------------
Operating income (loss).............................................................     3,274,297        (662,432)
                                                                                      ------------    ------------
Other expense (income):
    Interest income and expense, net................................................       (81,278)       (201,252)
    Amortization of goodwill........................................................       578,651          15,214
                                                                                      ------------    ------------
        Total other expense (income)................................................       497,373        (186,038)
                                                                                      ------------    ------------
Net income (loss) before taxes......................................................     2,776,924        (476,394)
Provision for income taxes..........................................................       175,846              --
                                                                                      ------------    ------------
Net income (loss)...................................................................     2,601,078        (476,394)
                                                                                      ------------    ------------
Preferred stock dividends...........................................................       236,000          16,000
                                                                                      ------------    ------------
Net income (loss) applicable to common stockholders.................................  $  2,365,072    $   (492,394)
                                                                                      ============    ============

Earnings per share:
    Basic...........................................................................  $       0.30    $      (0.21)
    Diluted.........................................................................  $       0.29    $      (0.21)

Weighted average number of common shares outstanding:
    Basic...........................................................................     8,000,042       2,296,000
    Diluted.........................................................................     8,051,607       2,296,000
                                                                                      ============    ============


                    See Accompanying Notes to Consolidated Financial Statements

                                                  PRECIS, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                COMMON STOCK           PREFERRED STOCK    ADDITIONAL
                                          -----------------------   --------------------    PAID-IN     ACCUMULATED
                                            SHARES        AMOUNT     SHARES     AMOUNT      CAPITAL        DEFICIT
                                          ---------      --------   -------  -----------  -----------   ------------
Balance, December 31, 1999.............   1,200,000      $ 12,000        --  $        --  $ 2,701,070   $ (3,763,749)

   Sale of stock.......................   1,150,000        11,500        --           --    5,665,004             --
   Issuance of stock in
     business combination..............     500,000         5,000   166,667    2,000,000      737,200             --
   Preferred stock dividends...........          --            --        --           --           --        (16,000)
   Net loss............................          --            --        --           --           --       (476,394)
                                          ---------      --------   -------  -----------  -----------   ------------

Balance, December 31, 2000.............   2,850,000        28,500   166,667    2,000,000    9,103,274     (4,256,143)
                                          ---------      --------   -------  -----------  -----------   ------------

   Issuance of stock in
     business combinations.............   8,827,287        88,273        --           --   16,065,663             --
   Stock option exercises..............      19,000           190        --           --       12,360             --
   Redemption of preferred stock.......          --            --   (83,334)  (1,000,000)          --             --
   Preferred stock dividends...........          --            --        --           --           --       (236,000)
   Net income..........................          --            --        --           --           --      2,601,078
                                          ---------      --------   -------  -----------  -----------   ------------

Balance, December 31, 2001.............  11,696,287      $116,963    83,333  $ 1,000,000  $25,181,297   $ (1,891,065)
                                         ==========      ========   =======  ===========  ===========   ============


                    See Accompanying Notes to Consolidated Financial Statements

                                           PRECIS, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                          FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                                           2001          2000
                                                                                       ------------  ------------
Operating activities:
  Net income (loss)................................................................... $  2,601,078  $   (476,394)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation....................................................................      235,163         3,129
      Amortization of goodwill........................................................      578,651        15,214
      Deferred tax benefit............................................................     (735,300)           --
      Changes in assets and liabilities -
        Accounts receivable...........................................................     (198,296)       59,326
        Inventory.....................................................................     (107,703)           --
        Other current assets..........................................................     (193,239)           --
        Other assets..................................................................       21,191       150,907
        Accounts payable..............................................................      (15,634)   (1,276,745)
        Accrued liabilities...........................................................       80,803       865,444
        Income taxes payable..........................................................      812,782       (26,148)
                                                                                       ------------  ------------
          Net cash provided by (used in) operating activities.........................    3,079,496      (685,267)
                                                                                       ------------  ------------

Investing activities:
  Cash acquired in business combination, net of acquisition costs.....................   (1,233,141)      197,293
  Purchase of fixed assets............................................................     (705,630)       (3,960)
                                                                                       ------------  ------------
    Net cash provided by (used in) investing activities...............................   (1,938,711)      193,333
                                                                                       ------------  ------------

Financing activities:
  Issuance of capital leases..........................................................      293,544            --
  Redemption of preferred stock.......................................................   (1,000,000)           --
  Payments on short-term debt.........................................................   (1,000,000)     (329,643)
  Payment of preferred stock dividends................................................     (220,000)      (16,000)
  Sale of stock.......................................................................           --     5,676,504
  Payments on long-term debt..........................................................           --      (319,092)
                                                                                       ------------  ------------
    Net cash provided by (used in) financing activities...............................   (1,926,456)    5,011,769
                                                                                       ------------  ------------

Net change in cash and cash equivalents...............................................     (785,731)    4,519,835

Cash and cash equivalents at beginning of year........................................    4,541,373        21,538
                                                                                       ------------  ------------

Cash and cash equivalents at end of year.............................................. $  3,755,642  $  4,541,373
                                                                                       ============  ============

Supplemental Disclosure:
  Interest paid....................................................................... $     61,518  $    129,749
                                                                                       ============  ============

Noncash Investing and Financing Activities:
  Issuance of stock in business combination........................................... $ 16,153,936  $  2,742,200
                                                                                       ============  ============
  Issuance of note payable in business combination.................................... $  1,000,000  $         --
                                                                                       ============  ============


                    See Accompanying Notes to Consolidated Financial Statements

                                  PRECIS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Nature of Business

         Precis, Inc. (the "Company") is a provider of innovative membership service programs. The Company offers savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPO's) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entree. The Company also addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers.

Note 2 - Summary of Significant Accounting Policies

         BASIS OF PRESENTATION; CONSOLIDATION - The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company's wholly-owned subsidiary, Foresight, Inc. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

         NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

         SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

         SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required or allowed to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment.

         SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142 which will result in a substantial amount of the Company's intangible assets to no longer be amortized.

         SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 143 effective January 1, 2003.

         SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations-- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company plans to adopt SFAS 144 effective January 1, 2002 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

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

         FIXED ASSETS - Fixed assets are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-

                                  PRECIS, INC.

line method based on useful lives of three to seven years.

         GOODWILL - Goodwill represents the excess of acquisition costs over the fair value of net assets acquired and is amortized on a straight-line basis over the estimated useful life of fifteen years.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The recorded amounts of cash, short-term investments, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these items.

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company accounts for the impairment and disposition of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets to be Disposed of" (FAS
121). In accordance with FAS 121, long-lived assets to be held are reviewed for events or changes in circumstances which indicate that their carrying value may not be recoverable. As of December 31, 2001, no impairment has been indicated.

         REVENUE RECOGNITION - The Company recognizes wholesale revenues in the month earned. Retail revenues are recorded in the month the member joins the program or if the customer has refund privileges, in the month the refund privileges expire.

         STOCK-BASED COMPENSATION - The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of the grant.

Note 3 - Business Combination

         On June 8, 2001, the Company acquired The Capella Group, Inc. ("Capella") for $2,271,609 in cash, $1,000,000 in notes payable and 2,775,000 shares of common stock with an approximate market value of $5,078,250 as of the closing date. In addition, we agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group's income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The total additional earnout amounted to 4,800,287 shares that were issued on February 7, 2002. Capella is a provider of innovative consumer healthcare savings membership programs. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Capella's operations are included in the consolidated financial statements from the date of acquisition.

         The following unaudited pro forma results of operations for 2001 have been prepared assuming the Capella acquisition had occurred as of January 1, 2001. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in rounded thousands, except per share data).

                                                            2001
                                                         -------
          Revenues...............................    $27,998,000
          Net income.............................      3,963,000
          Basic earnings per share...............           0.66
          Diluted earnings per share.............           0.65

         On December 7, 2000, the Company acquired Foresight, Inc. ("Foresight") for 166,667 share of preferred stock with a par value of $2,000,000 and 500,000 shares of common stock with an approximate market value of $742,200 as of the closing date. In consideration for this waiver and agreement, at closing of the merger-acquisition of Capella Group, we issued and delivered 1,250,000 shares of our common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that our consolidated income before tax expense (as

                                  PRECIS, INC.

adjusted) for 2001 exceeds $1,750,000, assuming merger-acquisition of Capella Group was completed on January 1, 2001. The total additional earnout amounted to 4,800,287 shares that were issued on February 7, 2002. Foresight is a provider of innovative membership service programs. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Foresight's operations are included in the consolidated financial statements from the date of acquisition.

         The following unaudited pro forma results of operations for 2000 have been prepared assuming the Foresight acquisition had occurred as of January 1, 2000. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in rounded thousands, except per share data).

                                                           2000
                                                        -------
          Revenues...............................    $7,153,000
          Net loss...............................       (65,000)
          Basic and diluted earnings per share...         (0.03)

Note 4 - Fixed Assets

         Fixed assets are comprised of the following at December 31,:

                                                                          2001           2000
                                                                       -------        -------
          Furniture and fixtures................................    $  322,979      $ 159,900
          Leasehold improvements................................        32,601         17,760
          Computer and office equipment.........................     1,589,284        394,734
          Automobile............................................        50,725             --
                                                                    ----------      ---------
                                                                     1,995,589        572,394
          Accumulated depreciation and amortization.............      (860,268)      (431,083)
                                                                    ----------      ---------
              Fixed assets, net...............................      $1,135,321      $ 141,311
                                                                    ==========      =========

Note 5 - Debt

         In conjunction with the merger-acquisition of Capella, the Company issued $1,000,000 in promissory notes to the former shareholders of Capella. The notes accrued interest at an annual rate of 6% and were paid during December 2001.

Note 6 - Capital Leases

         The Company has several capital leases for office equipment. These are in substance lease purchases and have been capitalized at the present value of fair market value using an interest rate of 8% and are being depreciated over their estimated useful lives. Principal payments over the next five years are as follows:

          2002...........................      $193,587
          2003...........................       210,000
          2004...........................       146,475
          2005...........................        24,628
          2006...........................             0
                                               --------
             Total.......................      $574,690
                                               ========
Note 7 - Stockholders' Equity

                                  PRECIS, INC.

         Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 102,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock, $0.01 par value per share (the "Common Stock"), and 2,000,000 shares of preferred stock, $1.00 par value per share (the "Preferred Stock").

         Common Stock - During 2001, in conjunction with the merger-acquisitions of Capella and Foresight, the Company issued 8,827,287 shares of common stock valued at $16,153,935. During 2000, in conjunction with the merger-acquisition of Foresight, the Company issued 500,000 shares of common stock valued at $742,200.

         In February 2000, the Company completed the sale of 1,150,000 shares of common stock at $6.00 per share in connection with its initial public offering (the "Offering"). The net proceeds to the Company aggregated approximately $5,675,000. In conjunction with the merger-acquisition of Foresight, the Company issued 500,000 shares of common stock valued at $742,200.

         Preferred Stock - In conjunction with the merger-acquisition of Foresight, the Company issued 166,667 shares of preferred stock with a face value of $2,000,000. During December 2001, the Company redeemed 83,334 shares of preferred stock for $1,000,008. As of December 31, 2001, the preferred stock provides for annual cumulative dividends of $120,000 and is convertible into 83,333 shares of the Company's common stock (see Note 15).

Note 8 - Common Stock Options

         As of December 31, 2001, the Company has one stock-based compensation plan which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. No compensation expense was recorded during 2001 related to its stock option plan under APB 25. There would have been no decrease in income for the value of the options in 2001. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net loss and net loss per share would have increased to the pro forma amounts shown below for the years ending December 31, 2001 and 2000:

                                                                                    2001         2000
                                                                                    ----         ----
          Pro forma net income (loss) applicable to common stockholders ........  $2,365,072  $(493,794)
          Pro forma net income (loss) per common share..........................  $     0.30  $   (0.22)

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

         In November 1999, our Board of Directors restated and adopted our 1999 Stock Option Plan with an effective date of November 30, 1999. The Company has reserved 700,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

                                  PRECIS, INC.

         Information with respect to options outstanding to certain employees, directors and service providers follows:

                                                                            2001                       2000
                                                                      ----------------           ----------------
                                                                                  Average                    Average
                                                                                  Exercise                   Exercise
                                                                    Shares         Price       Shares         Price
                                                                    ------        --------     ------        --------

          Outstanding at beginning of year...................       342,261        $6.86       290,229        $8.08
          Granted at market value............................       211,000         3.55        80,000         1.84
          Exercised..........................................       (20,000)        1.25            --           --
          Forfeited..........................................        (2,864)       (5.22)      (27,968)        5.22
                                                                    -------                    -------


          Outstanding at end of year.........................       530,397        $5.76       342,261        $6.86
                                                                    =======                    =======

                                                        Options Outstanding                   Options Exercisable
                                                Shares          Average        Average        Shares         Average
                                              Outstanding      Remaining      Exercise     Outstanding       Exercise
                                              at 12/31/01     Life (Years)      Price      at 12/31/01        Price
                                              -----------     ------------    --------     -----------       --------

          $1.00 to $2.00................           50,000             4.0        $1.25           50,000         $1.25
          $3.00 to $4.00................          211,000             4.7         3.58               --            --
          $5.00 to $6.00................           69,397             4.1         5.33           69,397          5.33
          $9.00 to $10.00...............          200,000             1.5         9.37          200,000          9.37
                                                  -------                                       -------
                                                  530,397             3.4        $5.77          319,397         $7.22
                                                  =======                                       =======

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

Note 9 - Income Taxes

         The income tax provision (benefit) for the years ending December 31, 2001 and 2000 consists of:

                                                                                 2001             2000
                                                                             -----------       ----------

          Current provision............................................      $   911,146       $      --
          Deferred provision...........................................          519,700              --
          Change in beginning of the year valuation allowance..........       (1,255,000)
                                                                             -----------
              Provision for income taxes...............................      $   175,846       $       --
                                                                             ===========       ==========

                                  PRECIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

         Deferred income tax assets and liabilities as of December 31, 2001 and 2000 are comprised of:



                                                                               2001           2000
                                                                           -----------     -----------
        Deferred income tax assets:
           Net operating loss carryforwards..........................      $   895,100     $ 1,255,000
           Valuation allowance.......................................               --      (1,255,000)
                                                                           -----------     -----------

              Total deferred tax assets..............................          895,100              --
                                                                           -----------     -----------

        Deferred income tax liabilities:
           Cash to accrual conversion................................           14,700              --
           Depreciation..............................................           12,000              --
           Goodwill Basis Differences................................          133,100              --
                                                                           -----------     -----------

              Total deferred tax liabilities.........................          159,800              --
                                                                           -----------     -----------

              Deferred tax asset, net................................      $   735,300     $        --
                                                                           ===========     ===========


         At December 31, 2001 and 2000, the Company had federal and state net operating loss carryforwards of approximately $2,558,000 and $2,954,000, respectively, expiring at various dates through 2020. The Company's ability to use these losses to offset future taxable income is subject to an annual limitation of approximately $192,000 under the Internal Revenue Code.

         The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:



                                                                     2001
                                                                     ----
    Federal statutory rate.......................................    35.0%
    Amortization of deductible goodwill..........................    (0.7)
    Net operating loss carryforwards.............................    (3.3)
    Other........................................................     2.0
                                                                     ----

                                                                     33.0%
                                                                     ====

Note 10 - Contingencies

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

Note 11 - Operating Leases

         The Company has leased various office space through December 15, 2006. Future lease commitments on this space as follows:

                                  PRECIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)



                  2002...........................      $  463,946
                  2003...........................         455,247
                  2004...........................         456,290
                  2005...........................         302,005
                  2006 and thereafter............         302,005
                                                       ----------
                     Total.......................      $1,979,493
                                                       ==========


         Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term.

Note 12 - Related Party Transactions

         Effective December 1, 2000, the Company operates a portion of its operations in facilities leased from an affiliate. The lease calls for monthly lease payments of $13,812 through December 31, 2004. Rent expense under these leases totaled $31,903 and $146,945 for 2001 and 2001, respectively. At December 31, 2001, the Company had receivables from Palweb Corporation and Onward LLC of $52,348 and $2,451, respectively. Mr. Kruger, our Chairman of the Board is a director of Palweb Corporation and a managing officer of Onward LLC.

Note 13 - Major Customer

         Membership service programs and network provider contracts for the year ended December 31, 2001 were with numerous providers and customers and had no significant concentrations. Membership service programs by one client of the Company accounted for approximately 75% of revenues for 2000. This client terminated its relationship with the Company effective September 1, 2001. This client accounted for approximately 4% of revenues for 2001.

Note 14 - Employee Benefit Plan

         The Company has adopted a retirement plan which includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the plan. A participating employee may contribute up to 15% of his or her compensation up to a maximum of $10,500 during 2001. The Company makes matching contributions of up to 50% of a participant's contributions limited to 3% of the participant's annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2001 and 2000, the Company made $30,526 and $1,322, respectively, in matching contributions to the Plan. All contributions by participants are fully vested.

Note 15 - Subsequent Events

         On February 27, 2002, the Company completed the redemption of 83,334 shares of Convertible Series A Stock. The preferred stock was held by the Chairman of the Board and former Chief Executive Officer. The redemption price for these shares was $1,000,000.

                                         EXHIBIT INDEX



                                                                                                SEQUENTIAL
EXHIBIT NO.       DESCRIPTION                                                                      PAGE
-----------       -----------                                                                   ----------
 3.1              Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K/A filed with the Commission on July 31, 2001.

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

 4.7 Form of Underwriter's Warrant and Warrant Certificate, incorporated by reference to Exhibit 4.2 of Registrant's Form
                  SB-2 Registration Statement (No. 333-86643).

 4.8              Form of Promotional Shares Lock-In Agreement among Kent
                  H. Webb, Larry E. Howell, Donald A. Cunningham, Michael
                  R. Morrisett and Registrant, incorporated by reference to
                  Exhibit 4.3 of Registrant's Form SB-2 Registration Statement
                  (No. 333-




                  86643).

 4.9 Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

10.1 Form of Financial Advisor Agreement, incorporated by reference to Exhibit 10.2 of Registrant's Form SB-2
                  Registration Statement (No. 333-86643).

10.2              Form of Merger and Acquisition Agreement between Barron
                  Chase Securities, Inc. and Registrant, incorporated by reference to Exhibit 10.3 of Registrant's Form SB-2
                  Registration Statement (No. 333-86643).

10.3              Employment Agreement, dated January 3, 2001, between Paul
                  A. Kruger and Registrant, incorporated by reference to Exhibit
                  10.5 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

10.4              Employment Agreement, dated January 3, 2001, between
                  Mark R. Kidd and Registrant, incorporated by reference to Exhibit 10.6 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

10.5              Consulting Agreement, dated January 3, 2001, between Larry
                  E. Howell and Registrant, incorporated by reference to Exhibit
                  10.7 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

10.6              Consulting Agreement, dated January 3, 2001, between John
                  Simonelli and Registrant, incorporated by reference to Exhibit
                  10.8 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.

10.7              Form of Indemnification Agreement, dated December 29,
                  2000, between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.9 of Registrant's Form 10-KSB filed with the Commission on April
                  2, 2001.

10.8              The Lease Agreement, dated December 31, 1999, between
                  Registrant and Onward, LLC, incorporated by reference to Exhibit 10.10 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.

10.9 The Lease Agreement, dated September 30, 2000, between Registrant and Onward, LLC, incorporated by reference to Exhibit 10.11 of Registrant's Form
                  10-KSB filed with the Commission on April 2, 2001.

10.10 The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited
                  Partnership (Appendices and Exhibits will be provided
                  Registrant upon request).

24.1              Consent of Independent Accountants.
