Form 10QSB
period 2002-03-31
PRECIS SMART CARD SYSTEMS INC
filed 2002-05-13
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 001-15667

PRECIS, INC.

(Name of small business issuer in its Charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2040N. Hwy. 360
Grand Prairie, TX 75050
(Address of principal executive offices)

(972) 522-2000
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of May     , 2002,                 shares of the issuer’s common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PRECIS, INC.

FORM 10-QSB

For the Quarter Ended March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

You should read the following discussion in conjunction with our financial statements and notes thereto appearing elsewhere in this report.

Overview

Consumer Healthcare Savings Solution

We offer savings on healthcare services throughout the United States to persons who are under-insured.  These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies.  These programs are sold primarily through our network of independent marketing representatives under the name Care Entrée.  We design these programs to benefit health care providers as well as the network members.  Healthcare providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients; however, the providers must file claim forms and wait 30 to 60 days to be paid for their services.  Our programs utilize these same preferred provider organizations to obtain the same savings for the Care Entrée program members; however, the healthcare providers are paid immediately for their services and are not required to file claim forms.  We provide transaction facilitation services to both the program member and the healthcare provider.

Independent representatives may enroll as independent marketing representatives by paying an enrollment fee and signing a standard representative agreement.  We pay independent marketing representatives a commission equal to 25% of the membership fees of each member they enroll for the life of that member’s enrollment.  Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those representatives.  We pay a total of 35% in override commissions down through six levels representatives.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured in part by our revenues in these programs.

Affordable Healthcare Insurance

In late 2001, we opened a new subsidiary, SmartCare Insurance Agency.  Through SmartCare, we have contracted with numerous insurance companies to offer high deductible and scheduled benefit insurance policies.  These plans, when combined with the Care Entrée program, offer affordable well-rounded solutions for individuals and companies who are no longer able to afford or obtain traditional insurance policies.  These policies are sold through our marketing representatives who are licensed insurance agents.

Wholesale Membership Solution

We also design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations.  Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts.  Program members are offered and provided our and third-party vendors’ products and services.  We believe that our clients, their customers, and the vendors of the products and services offered through the programs all benefit from our membership service programs.  The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular customer base.  Most of our memberships are sold by third-party organizations, generally in connection with a point of sale transaction.  We refer to these programs and membership sales as wholesale programs.  Some of our wholesale programs utilize our smart card technology and products as enhancements.

Through the design of our wholesale programs, we seek to address our clients’ desires to obtain another source of income from their customers through membership sales.  In return for the wholesale sale of memberships, our clients collect the weekly or monthly membership fees and retain 40% to 80% of such fees.  The balance of these membership fees, 20% to 60%, is remitted to us.  The programs are designed and managed to strengthen the relationship between our clients and their customers.

Benefits to Members of Our Programs

We believe that our programs offer members an economic, efficient and convenient method for the selection of products and services.  Members are entitled to discounts for products and services that may not otherwise be available to them.  Vendors of products and services offered and sold through the programs to members are benefited. Vendors are provided the opportunity to reach a large number of demographically targeted customers with minimal incremental marketing cost.

Results of Operations

The following table sets forth selected results of our operations for the three months period ended March 31, 2002 and 2001.  Our business operations have significantly changed since our acquisition of The Capella Group, Inc. in June 2001.  As a result of these acquisitions, our 2002 results of operations are not comparable to our 2001 results of operations.  The following information was derived and taken from our unaudited financial statements appearing elsewhere in this report.

	For the Three Months Ended March 31,
	2002	2001
Product and service revenues	$9,986,690	$2,354,159
Operating expenses:
Cost of operations	2,882,992	1,605,957
Sales and marketing	3,809,169	287,348
General and administrative	1,416,957	322,264
Total operating expenses	8,109,118	2,215,569
Operating income	1,877,572	138,590
Other expense (income):
Interest income and expense, net	953	(62,222)
Amortization of goodwill	—	44,954
Total other expense (income)	953	(17,268)
Income before income taxes	1,876,619	155,858
Provision for income taxes	656,817	26,515

Net income	$1,219,802	$129,343

Comparison of the Three-Month Period Ended March 31, 2002 and 2001

Product and Service Revenues.  We generated revenue of $9,986,690 during the three months ended March 31, 2002, an increase of $7,632,531 (or 324%) from $2,354,159 during the three months ended March 31, 2001.  This increase was attributable to the operations of The Capella Group, Inc. that were acquired in June 2001.  During the three months ended March 31, 2002, $9,091,851 (approximately 91%) of our revenue was attributable to the Care Entrée program offered by The Capella Group and $894,840 (approximately 9%) of our revenue was attributable to our membership service programs.

During the three months ended March 31, 2001, the membership service programs offered by one of our clients accounted for approximately 73% of our revenue.  Effective August 31, 2001, this client terminated its business relationship with us.  However, due to the revenue growth related to our consumer healthcare savings programs, this client loss did not have a material adverse effect on the results of our operations for the three months ended March 31, 2002.

Cost of Operations.  Cost of operations for the three-month period ended March 31, 2002 increased $1,227,035 to $2,882,992 from $1,605,957 for the same period in 2001.  This increase was attributable to the commissions paid to representatives selling the The Capella Group’s Care Entrée program.  Our independent marketing representatives are paid a 25% commission on the membership fees of each member they enroll and can also recruit other representatives and earn override commissions on sales made by those representatives.  We pay a total of 35% in override commissions down through six levels of marketing representatives.  Our cost of operations represented approximately 29% of our revenue during the 2002 three-month period, while during the same period in 2001 cost of operations represented approximately 68% of revenue.

Sales and Marketing Expenses.  Sales and marketing expenses increased $3,521,821 to $3,809,169 during the three months ended March 31, 2002 from $287,348 during the same period in 2001.  This increase was attributable to the sales and marketing efforts  associated with our Care Entrée membership program.  Sales and marketing expenses represented approximately 38% and 12% of our 2002 and 2001 revenue, respectively.  Because of the manner that our membership services programs are sold, the associated sales and marketing expenses are significantly less as a percent of revenue compared to the sales and marketing expenses associated with our Care Entrée program which is marketed through our network of independent marketing representatives.

General and Administrative Expenses.  General and administrative expenses increased $1,094,693 to $1,416,957 during the three months ended March 31, 2002 from $322,264 during the same period in 2001.  This increase was attributable to an increase in overhead associated with the acquired operations of Capella.  General and administrative expenses represented approximately 14% of our revenue for each of the three months ending March 31, 2002 and 2001, respectively.

Total Operating Expenses.  During the three months ended March 31, 2002, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $5,893,549 to $8,109,118 from $2,215,569 during the same period in 2001.  Total operating expenses represented approximately 81% and 94% of revenues for the each of the three months ended March 31, 2002 and 2001, respectively.  We realized a significantly higher operating margin on revenues attributable to our Care Entrée program compared to revenue attributable to our membership services programs principally due to the lower cost of operations (although offset in part by the associated increased sales and marketing expenses).

Other Expense (Income).  During the three months ended March 31, 2001, we incurred $953 in net interest expense, a $63,175 decrease from $62,222 of net interest income during the same period in 2002.  This decrease was due to a lower average balance of short-term cash investments during the three months ended March 31, 2002, compared to the same period in 2001 as a result of cash consideration paid in the merger-acquisition of Capella and the redemption of preferred stock.  In addition, we incurred interest expense on capital leases associated with Capella

Group and its operations.  In accordance financial reporting requirements, beginning on January 1, 2002, we ceased amortizing goodwill.  During the three months ended March 31, 2001, we incurred goodwill amortization of $44,954, which was attributable and recorded in conjunction with our merger-acquisition of Foresight, Inc. in December 2000.

Operating and Net Income.  During the three months ended March 31, 2002, we realized operating income of $1,877,572 (approximately 19% of our revenue), an increase of $1,738,982 from $138,590 for the same period in 2001, and realized net income applicable to common shareholders of $1,205,665 after provision for income taxes of $656,817 and preferred stock dividends of $14,137.  In comparison, during the three months ended March 31, 2001, we realized net income applicable to common shareholders of $69,343 after provision for income taxes of 26,515 and preferred stock dividends of $60,000.  During the three months ended March 31, 2002, net income per common stock share on a weighted average basis was $0.10 per share, compared to $0.02 per share for the same period in 2001.

The Capella Group, Inc. and Foresight, Inc. Mergers

Pursuant to the respective merger-acquisition agreements, we issued an additional 4,800,287 shares of our common stock to the former shareholders of The Capella Group, Inc. and Foresight, Inc. on February 7, 2002.   Because 2001 and 2002 per share earnings calculations will be based on the weighted average number of common shares outstanding during the year, the dilutive effect of issuance of these additional shares of common stock will not be fully recognized until after 2001.

Liquidity and Capital Resources

At March 31, 2002, we had working capital of $1,824,774, compared to working capital of $1,371,549 at December 31, 2001.  Operating activities for the three months ended March 31, 2002, provided net cash of $1,124,886.  We generated cash as the result of net income of $1,219,802, increased by depreciation of $132,120, a decrease in accrued liabilities and income taxes payable of $138,043 and $298,833, respectively, and an increase in accounts receivable and other assets of $132,876 and $98,094, respectively.  These operating cash sources were offset by changes in inventory, other current assets and accounts payable of $73,196, $20,875 and $72,941, respectively. During the first three months of 2001, our operating activities used net cash of $140,302 as a result of net income of $129,343 increased by depreciation and amortization of $7,187 and $44,954, respectively, a decrease in accounts receivables and accounts payables of $326,249 and $150,208, respectively and an increase in accrued liabilities and income taxes payable of $139,379 and $21,878, respectively.  During the three months ended March 31, 2002, we used cash of $274,560 in investing activities consisting of $405,630 provided from option exercises and used cash of $680,190 for the purchase of fixed assets. During the first three months of 2001, we used $5,468 of cash in investing activities to purchase fixed assets.  During the three months ended March 31, 2002, we used $722,231 in financing activities consisting of $54,927 in payments on capital leases, $14,137 paid for preferred stock dividends, $1,000,000 to redeem preferred stock, and provided cash from additional capital leases of $346,833.  During the first three months of 2001, our financing activities used $60,000 for payment of preferred stock dividends.

We believe that our operations as a result of the merger-acquisitions of The Capella Group, Inc. and Foresight, Inc. will achieve significant revenue growth and continue to be profitable.  Historically, we have devoted our financial resources principally to development of our smart card technology.  As a result of these merger-acquisitions, our smart card technology will principally be used in connection with our membership program offerings, although we intend to continue to market our smart card technology and products.  We provide no assurance:

•                                          that we will be successful in implementing our business plan, or

•                                          that unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays, or

•                                          that we will have sufficient capacity to satisfy any increased demand for our products and services resulting from implementation of our plan.

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

Cautionary Statement Relating to Forward Looking Information

We have included some forward-looking statements in this section and other places in this report regarding our expectations.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Some of these forward-looking statements can be identified by the use of forward-looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties.  You should read statements that contain these words carefully because they:

•                                          discuss our future expectations;

•                                          contain projections of our future operating results or of our future financial condition; or

•                                          state other “forward-looking” information.

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART II OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c)  None

(d)  None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K filed with the Commission on June 25, 2001.

3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Form SB-2 Registration Statement (No. 333-86643).

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

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

4.7	Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

10.1	Employment Agreement, dated January 3, 2001, between Paul A. Kruger and Registrant, incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.2	Employment Agreement, dated January 3, 2001, between Mark R. Kidd and Registrant, incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.3	Consulting Agreement, dated January 3, 2001, between Larry E. Howell and Registrant, incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.4	Consulting Agreement, dated January 3, 2001, between John Simonelli and Registrant, incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.5

Form of Indemnification Agreement between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.9 of Registrant’s Form 10-KSB filed with the Commission on April 2, 2001.

10.6	The Lease Agreement, dated December 31, 1999, between Registrant and Onward, L.L.C., incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-KSB filed with the Commission on April 2, 2001.

10.7	The Lease Agreement, dated September 30, 2000, between Registrant and Onward, L.L.C., incorporated by reference to Exhibit 10.11 of Registrant’s Form 10-KSB filed with the Commission on April 2, 2001.

10.8

The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited Partnership, incorporated by reference to Exhibit 10.10 of Registrant’s Form 10-KSB filed with the Commission on March 15, 2002.

(b) Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.

(Registrant)

Date: May 13, 2002	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: May 13, 2002	/s/ MARY L. KELLY
Mary L. Kelly
Chief Financial Officer

PRECIS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$3,883,737	$3,755,642
Accounts receivable	783,090	915,966
Inventory	247,230	174,034
Other current assets	265,108	244,233
Total current assets	5,179,165	5,089,875
Fixed assets, net	1,683,391	1,135,321
Goodwill, net.	21,237,444	21,237,444
Deferred tax asset, net	895,100	895,100
Other assets	48,150	146,244
Total assets	$29,043,250	$28,503,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$404,271	$331,330
Accrued liabilities	1,937,276	2,075,319
Income taxes payable	656,817	955,650
Deferred income taxes	159,800	159,800
Current portion of capital leases	207,101	196,227
Total current liabilities	3,365,265	3,718,326
Capital lease obligation, net of current portion.	659,495	378,463
Total liabilities	4,024,760	4,096,789

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (83,336 issued as of December 31, 2001)	—	1,000,000
Common stock, $.01 par value, 100,000,000 shares authorized; 11,754,677 issued and outstanding (11,696,287 issued as of December 31, 2001).	198,619	116,963
Additional paid-in capital	25,505,271	25,181,297
Accumulated deficit	(685,400)	(1,891,065)
Total stockholders’ equity	25,018,490	24,407,195
Total liabilities and stockholders’ equity	$29,043,250	$28,503,984

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2002	2001
Product and service revenues	$9,986,690	$2,354,159

Operating expenses:
Cost of operations	2,882,992	1,605,957
Sales and marketing	3,809,169	287,348
General and administrative	1,416,957	322,264
Total operating expenses	8,109,118	2,215,569

Operating income	1,877,572	138,590

Other expense (income):
Interest income and expense, net	953	(62,222)
Amortization of goodwill	—	44,954
Total other expense (income)	953	(17,268)
Net income (loss) before taxes	1,876,619	155,858
Provision for income taxes	656,817	26,515
Net income (loss)	1,219,802	129,343
Preferred stock dividends	14,137	60,000
Net income applicable to common stockholders	$1,205,665	$69,343

Earnings per share:
Basic	$0.10	$.02
Diluted	$0.10	$.02

Weighted average number of common shares outstanding:
Basic	11,754,677	2,850,000
Diluted	11,814,471	2,898,125

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		PREFERRED STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 2001	11,696,287	$116,963	83,333	$1,000,000	$25,181,297	$(1,891,065)

Sale of stock	—	—	—	—	—	—
Stock Option Exercised	58,390	81,656	—	—	323,974	—
Redemption of Preferred Stock	—	—	(83,333)	(1,000,000)	—	—
Preferred stock dividends	—	—	—	—	—	(14,137)
Net loss	—	—	—	—	—	1,219,802

Balance, March 31, 2002	11,754,677	$198,619	—	$—	$25,505,271	$(685,400)

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2002	2001
Operating activities:
Net income	$1,219,802	$129,343
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	132,120	7,187
Amortization of goodwill	—	44,954
Changes in assets and liabilities -
Accounts receivable	132,876	(326,249)
Inventory	(73,196)	—
Other current assets	(20,875)	(6,556)
Other assets	98,094	—
Accounts payable	72,941	(150,208)
Accrued liabilities	(138,043)	139,379
Income taxes payable	(298,833)	21,848
Net cash provided by operating activities	1,124,886	(140,302)

Investing activities:
Exercise of Options	405,630	—
Purchase of fixed assets	(680,190)	(5,468)
Net cash provided by (used in) investing activities	(274,560)	(5,468)

Financing activities:
Issuance of capital leases	346,833	—
Payments on capital leases	(54,927)	—
Redemption of preferred stock	(1,000,000)	—
Payment of preferred stock dividends	(14,137)	(60,000)
Net cash provided by (used in) financing activities	(722,231)	(60,000)

Net change in cash and cash equivalents	128,095	(205,770)

Cash and cash equivalents at beginning of year	3,755,642	4,541,373

Cash and cash equivalents at end of year	$3,883,737	$4,335,603

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from such assumptions and estimates.  The accompanying financial statements and related footnotes should be read in conjunction with the company’s audited financial statements, included in its December 31, 2001 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 — Accounting Changes

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

SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company  adopted SFAS 142 which will result in a substantial amount of the Company’s intangible assets to no longer be amortized.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and has not experienced a material impact on its consolidated results of operations and financial position.

Note 3 — Business Combination

On June 8, 2001, the Company acquired The Capella Group, Inc. (“Capella”) for $2,271,609 in cash, $1,000,000 in notes payable and 2,775,000 shares of common stock with an approximate market value of $5,078,250 as of the closing date. In addition, we issued and delivered to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group’s income before tax expense (increased by certain adjustments) during 2001, in excess of $1,275,000. The total additional earnout amounted to 4,800,287 shares issued on February 7, 2002. Capella is a provider of innovative consumer healthcare savings membership programs. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition.

The following unaudited pro forma results of operations for the three months ended March 31, 2002 and 2001 have been prepared assuming the Capella acquisition had occurred as of January 1, 2001. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date.

	2002	2001
Revenues	$9,886,690	$5,303,997
Net income	1,205,665	402,396
Basic earnings per share	0.10	.03
Diluted earnings per share	0.10	.03