Form 10QSB/A
period 2002-03-31
PRECIS SMART CARD SYSTEMS INC
filed 2002-05-13
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of May 10, 2002, 12,097,297 shares of the issuer’s common stock, $0.01 par value, were outstanding.

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