Form 10KSB/A
period 2001-12-31
PRECIS SMART CARD SYSTEMS INC
filed 2002-06-13
CIK 1017440

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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


                                                                                            AS OF MARCH 15, 2002
                                                                                     ---------------------------------
                                                                                        SHARES            PERCENT OF
                                                                                     BENEFICIALLY         OUTSTANDING
NAME (AND ADDRESS) OF BENEFICIAL OWNER                                                 OWNED(1)           SHARES(1)(2)
--------------------------------------                                               ------------         ------------
Judith H. Henkels(3)............................................................       3,957,058              33.6%
    2040 North Highway 360
    Grand Prairie, Texas 75050

Leland S. Chaffin, Jr.(3).......................................................       3,957,058              33.6%
    2040 North Highway 360
    Grand Prairie, Texas 75050

Paul A. Kruger(4)...............................................................       3,433,814              29.3%
    2500 South McGee Drive, Suite 200
    Norman, Oklahoma 73072

John Simonelli(5)...............................................................         621,764               5.3%

Bobby R. Rhodes(6)..............................................................         531,009               4.5%

Mary L. Kelly(7)................................................................         521,009               4.4%

Larry E. Howell(8)..............................................................         388,736               3.3%

Kent H. Webb, M.D.(9)...........................................................         127,018               1.1%

Michael E. Dunn(10).............................................................          28,000                *

Lyle W. Miller(11)..............................................................          20,000                *

David P. May (12)...............................................................             100                *

Executive Officers and Directors as a group
    (10 persons)(13)............................................................       8,383,499              70.4%


------------------------
*        Less than 1%.
(1) Shares not outstanding but deemed beneficially owned by virtue of the right of the named person to acquire the shares within 60 days of March 15, 2002 are treated as outstanding for determining the amount and percentage of common stock owned by the person. Based upon our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.
(2) The percentage shown was rounded to the nearest one-tenth of one percent, based upon 11,750,822 shares of common stock being outstanding.
(3) Judith H. Henkels and Leland S. Chaffin, Jr. are married and reside in Texas, a community property state. Ms. Henkels is our President and Chief Operating Officer and one of our directors. Ms. Henkels and Mr. Chaffin are deemed to beneficially own the same number of beneficially owned shares. The beneficially owned shares and percentages include
         o        3,126,049 shares of common stock owned by Ms. Henkels,
         o        521,009 shares of common stock owned by Mr. Chaffin,
         o 250,000 shares of common stock owned by the Trust Under The Capella Group, Inc. IMR 2001 Bonus Plan (also one of the selling shareholders) of which Ms. Henkels is trustee,
         o 50,000 shares of common stock owned by the Trust Under The Capella Group, Inc. Employee 2001 Bonus Plan (also one of the selling shareholders) of which Ms. Henkels is trustee, and
         o 10,000 shares issuable upon exercise of stock options held by Ms. Henkels.
(4) Mr. Kruger is our Chairman of the Board and one of our directors. The beneficially owned shares and the percentages include
         o        3,403,814 shares of common stock owned by Mr. Kruger,
         o 15,000 shares of common stock held as guardian for the benefit of Courtney B. Kruger,
         o 15,000 shares of common stock held as guardian for the benefit of Garrett P. Kruger, and
         o 20,000 shares of common stock issuable upon exercise of stock options.
         Mr. Kruger has issued purchase warrants exercisable for the purchase of 900,000 shares, of which 498,264 shares may be acquired by Mr. Simonelli, 263,736 shares may be acquired by Mr.Howell, 199,000 shares may be acquired by Mr. Kruger's wife on behalf of and as custodian of their minor children, Courtney B. Kruger and Garrett P. Kruger, and 49,000 shares may be acquired by an unrelated third parties.
(5) Mr. Simonelli is a director of the Company. The beneficially owned shares and percentage include
         o        103,500 shares of common stock owned by Mr. Simonelli,

         o 20,000 shares of common stock issuable upon exercise of stock options, and
         o 498,264 shares of common stock transferrable by Mr. Kruger to Mr. Simonelli upon exercise of purchase warrants covering these shares.
(6) Mr. Rhodes is one of our directors and an executive officer of The Capella Group, Inc. The beneficially owned shares and the percentages include
         o        521,009 shares of common stock owned by the Rhodes Family
                  Trust and
         o 10,000 shares of common stock issuable upon exercise of stock options.
(7) Ms. Kelly is our Chief Financial Officer and an executive officer and director of The Capella Group, Inc.
(8) Mr. Howell is one of our directors. The beneficially owned shares and the percentages includes
         o        105,000 shares of common stock owned by Mr. Howell,
         o 20,000 shares of common stock issuable upon exercise of stock options and
         o 263,736 shares of common stock transferrable by Mr. Kruger to Mr. Howell upon exercise of warrants.
(9) Dr. Webb is one of our directors. The beneficially owned shares and the percentage include
         o        92,018 shares of common stock owned by Dr. Webb,
         o 3,000 shares of common stock held by David F. Johnson, Trustee of the General Surgeons of Oklahoma Money Purchase Pension Plan for the benefit of Dr. Webb, and o 32,000 shares of common stock issuable upon exercise of stock options.
(10) Mr. Dunn is one of our directors. The beneficially owned shares and the percentages include
         o        6,000 shares of common stock owned by Mr. Dunn,
         o 20,000 shares of common stock issuable upon exercise of stock options and
         o 2,000 shares of common stock owned by Dunn Swan & Cunningham of which Mr. Dunn is an executive officer, director and substantial shareholder.
(11) Mr. Miller is one of our directors. The beneficially owned shares and the percentages includes
         o        10,000 shares of common stock owned by Mr. Miller and
         o 10,000 shares of common stock issuable upon exercise of stock options.
(12) Mr. May is our Secretary and is Vice President and General Counsel of the Capella Group, Inc.
(13) The beneficially owned shares and the percentage include the shares beneficially owned by each of our executive officers and directors as described in footnotes (3) through (12).

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

         10.10             The Commercial Lease Agreement, dated November 8, 2001, between The Capella
                           Group, Inc. and Assem Family Limited Partnership (Appendices and Exhibits will be provided Registrant upon request), incorporated by reference to Exhibit 10.10 of Registrant's
                           Form 10-KSB filed with the Commission on March 20, 2002.

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

                                              PRECIS, INC.
                                              (Registrant)

                                              By: /s/ JUDITH H. HENKELS
                                                 -------------------------------
                                                     Judith H. Henkels
                                                     Chief Executive Officer

Date: June 7, 2002
                                              By: /s/ MARY L. KELLY
                                                 -------------------------------
                                                     Mary L. Kelly
                                                     Chief Financial Officer

Date: June 7, 2002

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


     SIGNATURE                                              TITLE                                         DATE
     ---------                                              -----                                         ----

 /s/ JUDITH H. HENKELS                               Chief Executive Officer                         June 7, 2002
----------------------                               and President
 Judith H. Henkels

 /s/ PAUL A. KRUGER                                  Chairman of the Board                           June 7, 2002
---------------------
 Paul A. Kruger

/s/ BOBBY R. RHODES                                  Director                                        June 7, 2002
---------------------
 Bobby R. Rhodes

 /s/ KENT H. WEBB                                    Director                                        June 7, 2002
---------------------
 Kent H. Webb

/s/ JOHN SIMONELLI                                   Director                                        June 7, 2002
---------------------
 John Simonelli

 /s/ LARRY E. HOWELL                                 Director                                        June 7, 2002
---------------------
 Larry E.  Howell

 /s/ MICHAEL E. DUNN                                 Director                                        June 7, 2002
---------------------
 Michael E. Dunn


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

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United
States of America.



/s/ MURRELL, HALL, MCINTOSH & CO., PLLP


Norman, Oklahoma
March 13, 2002

                                             PRECIS, INC.
                                     CONSOLIDATED BALANCE SHEETS

                                  AS OF DECEMBER 31, 2001 AND 2000



                                                                                           2001            2000
                                                                                       ------------    -----------
                                                ASSETS

Current assets:
   Cash and cash equivalents.........................................................  $  3,755,642    $ 4,541,373
   Accounts receivable...............................................................       915,966        670,208
   Inventory.........................................................................       174,034             --
   Other current assets..............................................................       244,233             --
                                                                                       ------------    -----------
       Total current assets..........................................................     5,089,875      5,211,581
                                                                                       ------------    -----------
Fixed assets, net....................................................................     1,135,321        141,311
Goodwill, net........................................................................    21,237,444      2,723,330
Deferred tax asset, net..............................................................       895,100             --
Other assets.........................................................................       146,244         73,803
                                                                                       ------------    -----------
Total assets.........................................................................  $ 28,503,984    $ 8,105,025
                                                                                       ============    ===========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable...................................................................  $    331,330    $   209,992
  Accrued liabilities................................................................     2,075,319      1,040,521
  Income taxes payable...............................................................       955,650         23,881
  Deferred income taxes..............................................................       159,800             --
  Current portion of capital leases..................................................       196,227
                                                                                       ------------    -----------
      Total current liabilities......................................................     3,718,326      1,274,394
                                                                                       ------------    -----------
Capital lease obligation, net of current portion.....................................       378,463             --
                                                                                       ------------    -----------
      Total liabilities..............................................................     4,096,789      1,274,394
                                                                                       ------------    -----------

Stockholders' equity:
   Preferred stock, $1 par value, 2,000,000 shares authorized; 83,333 shares
      issued and outstanding (166,667 issued as of December 31, 2000)................     1,000,000      2,000,000
   Common stock, $.01 par value, 100,000,000 shares authorized;
      11,696,287 issued and outstanding (2,850,000 issued as of December 31, 2000)...       116,963         28,500
   Additional paid-in capital........................................................    25,181,297      9,103,274
   Accumulated deficit...............................................................    (1,891,065)    (4,256,143)
                                                                                       ------------    -----------
      Total stockholders' equity.....................................................    24,407,195      6,875,631
                                                                                       ------------    -----------
Total liabilities and stockholders' equity...........................................  $ 28,503,984    $ 8,150,025
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

10.10 The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited
                  Partnership (Appendices and Exhibits will be provided
                  Registrant upon request), incorporated by reference to
                  Exhibit 10.10 of Registrant's Form 10-KSB filed with the commission on March 20, 2002.

24.1              Consent of Independent Accountants.
