Form 10QSB
period 2002-06-30
PRECIS SMART CARD SYSTEMS INC
filed 2002-08-16
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 001-15667

PRECIS, INC.
(Name of small business issuer in its Charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	73-1494382 (I.R.S. Employer Identification No.)

2040North Highway 360 Grand Prairie, Texas 75050 (Address of principal executive offices)

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

                State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of August 15, 2002, 11,797,797 shares of the issuer’s common stock, $0.01 par value, were outstanding.

                Transitional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PRECIS, INC.
FORM 10-QSB
For the Quarter Ended June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

Item 2.           Management’s Discussion and Analysis or Plan of Operation

                The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2001 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.  Our ability to achieve such results is subject to the risks and uncertainties discussed in our Form 10-KSB.  Any forward-looking statements contained herein represent our judgment as of the date hereof.  We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

Overview

Consumer Healthcare Savings Solution

                We offer savings on healthcare services throughout the United States to persons who are under-insured.  These savings are offered by accessing the same preferred provider organizations (PPO’s) that are utilized by many insurance companies.  These programs are sold primarily through a network marketing strategy under the name Care Entrée.  We design these programs to benefit health care providers as well as the network members.  Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients.  However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services.  Our programs utilize these same networks to obtain the same savings for the Care Entrée program members.  However, the healthcare providers are paid immediately for their services and are not required to file claim forms.  We provide transaction facilitation services to both the program member and the healthcare provider.

                Independent representatives may enroll as independent marketing representatives by paying an enrollment fee and signing a standard representative agreement.  We pay independent marketing representatives a commission equal to 25% of the membership fees of any member they enroll for the life of that member’s enrollment.  Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those representatives.  We pay a total of 35% in override commissions down through six levels.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured in part by our revenues in these programs.

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

Review of Internal Accounting Controls

                Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, including those of our consolidated subsidiaries, were made known to them in their capacities as executive officers, particularly during the period that this Report was prepared.  These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this report, having concluded that our internal controls were fully effective as of the date of this report and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors and audit committee.  In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls.  Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.  Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

Results of Operations

                Sequential Quarter Information ..  The following table presents selected results of our operations for each of the three months ended March 31 and June 30, 2002

	Three Months Ended
	March 31, 2002	June 30, 2002
Product and service revenues	$9,986,690	$11,073,558
Operating Expenses:
Cost of operations	2,882,992	3,045,036
Sales and marketing	3,809,169	4,366,808
General and administrative	1,416,957	1,365,978
Total Operating Expenses	8,109,118	8,777,822
Operating Income	1,877,572	2,295,736
Other Expense (income):
Interest income and expense, net	953	16,476
Total other expense (income)	953	16,476
Income Before income taxes	1,876,619	2,279,260
Provision for income taxes	656,817	839,669
Net Income	$1,219,802	$1,439,591

                Comparison of Three Months Ended June 30 and March 31, 2002

Product & Service Revenues.

Our product and service revenue increased $1,086,868 (11%) during the three months ended June 30, 2002 (the “first quarter”) to $11,073,558 from $9,986,690 during the three months ended March 31, 2002 (the “second quarter”).  Revenue from our Care Entrée membership program continued to account for more than 90% of our revenues.

Cost of Operations.

Our cost of operations during the second quarter increased  $162,044 (6%) to $3,045,036 from $2,882,992 during the first quarter.  As a percentage of revenue, cost of operations was 29% in the first quarter and 27% in the second quarter.  This second quarter decrease was derived from realization of the benefits of certain first quarter expenses.  During the first three months of the year, we increased our customer service staff, which required extensive training before realizing the benefits offered by increased customer service.  We also upgraded our phone system and added additional lines during the first quarter in order to accommodate and support the realized growth in the second and following quarters.

Furthermore, the Care Entrée growth cycle may be viewed as seasonal in that we have typically experienced less growth during December through mid-April.  However, with increasing sales of our SmartCare insurance products, we anticipate that the growth slowdown during December through mid-April will be eliminated due to the anticipated insurance policy sales to large groups with initial enrollment periods taking place during these months in future years.

Sales and Marketing Expenses.

Sales and marketing expenses during the second quarter increased $557,639 (15%) to $4,366,808 from $3,809,169 during the first quarter.  As a percentage of revenue, sales and marketing expenses represented 38% in the first quarter and 39% in the second quarter.  The increase was attributable to the opening of the Care Entrée Diamond Pool for our independent marketing representatives in April 2002, as well as the increases in existing bonus pools for our marketing representatives.

General and Administrative Expenses.  General and administrative expenses decreased $50,979 (4%) during the second quarter to $1,365,978 from $1,416,957during the first quarter.  General and administrative expenses represented 14% of revenue in the first quarter and 12% of revenue in the second quarter.  The second quarter decrease was hiring additional executive staff during January and the departure of our former chief financial officer at the end of January.  Capella also incurred moving expenses during the first quarter from relocating the office into larger facilities.

Net Interest Expense (Income).

Interest expense, net of interest income, increased to $16,476 during the second quarter from $953 in the first quarter as a result of a lower average balance of short-term cash investments during the second quarter due to the retirement of preferred stock ($1,000,000) and payment of 2001 income taxes ($954,000).  In addition, we incurred interest expense on additional capital leases associated with Capella and its operations.

                Current and Prior Year Historical Information.  The following table sets forth selected results of operations for the three and six months ended June 30, 2002 and 2001.  As a result of the

merger-acquisition of The Capella Group, Inc. in June 2001, the 2002 and 2002 results of operations are not comparable.    The results of operations for the three and six months ended June 30, 2002 include those of The Capella Group, while the 2001 results of operations only include one month of The Capella Group operations and activities.  In addition, beginning in January 2002, no goodwill amortization was recognized in accordance with Financial Accounting Standards Board 142, Goodwill and Intangible Assets.  During the three and six months ended June 30, 2001, we recognized goodwill amortization of $101,930 and $146,884, while during the same periods in 2002 no goodwill amortization was recognized.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Product and service revenues	$11,073,558	$3,903,000	$21,060,248	$6,257,159
Operating expenses:
Cost of operations	3,045,036	2,702,863	5,928,028	4,308,820
Sales and marketing	4,366,808	333,339	8,175,977	620,687
General and administrative	1,365,978	524,314	2,782,935	846,578
Total operating expenses	8,777,822	3,506,516	16,886,940	5,776,085
Operating income	2,295,736	342,484	4,173,308	481,074
Other expense (income):
Interest income and expense, net	16,476	(34,371)	17,429	(96,593)
Amortization of goodwill	—	101,930	—	146,884
Total other expense (income)	16,476	67,559	17,429	50,291
Income before income taxes	2,279,260	274,925	4,155,879	430,783
Provision for income taxes	839,669	68,634	1,496,486	95,149
Net income	1,439,591	206,291	2,659,393	335,634
Preferred stock dividend	—	60,000	14,137	120,000
Net income applicable to common shareholders	$1,439,591	$146,291	$2,645,256	$215,634
Earnings per common share	$0.12	$0.04	$0.22	$0.06
Weighted average number of common shares outstanding:
Basic	11,794,297	3,823,077	11,772,277	3,520,833
Diluted	11,882,235	3,871,787	11,868,163	3,569,544

Comparison of the Three-Month Periods Ended June 30, 2002 and 2001

                Product and Service Revenues.  During the three months ended June 30, 2002, revenue of $11,073,558 was generated, an increase of $7,170,558 (184%) from $3,903,000 during the three months ended June 30, 2001.  This increase was attributable to the operations of The Capella Group, Inc. that we acquired in June 2001.  During the three months ended June 30, 2002, more than 90% of revenue was attributable to the Care Entrée membership program offered by The Capella Group.

                Cost of Operations.  Cost of operations for the three-month period ended June 30, 2002 increased $342,173 (11%) to $3,045,036 from $2,702,863 for the same period in 2001.  This increase was attributable to the commissions paid to our marketing representatives selling the Care Entrée membership program.  The Care Entrée membership program is marketed through a network of independent marketing representatives.  These marketing representatives are paid a 25% commission on the membership fees of each member they enroll and can also recruit other representatives and earn override commissions on sales made by those representatives.  A total of 35% in commissions down through six levels of marketing representatives is paid.  Cost of operations represented approximately 27% of revenue during the 2002 three-month period, while during the same period in 2001 cost of operations represented approximately 69% of revenue.

                Sales and Marketing Expenses.  Sales and marketing expenses increased $4,033,469 to $4,366,808 during the three months ended June 30, 2002 from $333,339 during the same period in 2001.  This increase was attributable to the sales and marketing efforts associated with the Care Entrée membership program.  Sales and marketing expenses represented approximately 39% and 9% of the 2002 and 2001 revenue, respectively.  Because of the manner that the membership services programs are marketed, the associated sales and marketing expenses are significantly less as a percent of revenue compared to the sales and marketing expenses associated with the Care Entrée membership program which is marketed through a network of independent marketing representatives.

                General and Administrative Expenses.  General and administrative expenses increased $841,664 (62%) to $1,365,978 during the three months ended June 30, 2002 from $524,314 during the same period in 2001.  This increase was attributable to an increase in overhead associated with the acquired operations of The Capella Group.  General and administrative expenses represented approximately 12% and 13% of revenue for the three months ending June 30, 2002 and 2001, respectively.

                Total Operating Expenses.  During the three months ended June 30, 2002, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $5,271,306 (150%) to $8,777,822 from $3,506,516 during the same period in 2001.  Total operating expenses represented approximately 79% and 90% of revenues for the three months ended June 30, 2002 and 2001, respectively.  The Care Entrée membership program provides a greater operating margin on revenue compared to revenue attributable to other membership programs sold principally due to the lower cost of operations (although offset in part by the associated greater sales and marketing expenses).

                Other Expense (Income).  During the three months ended June 30, 2002, net interest expense of $16,476 as incurred, while during the same period in 2001 net interest income of $34,371 was realized.  In accordance with financial reporting requirements, beginning on January

1, 2002, we ceased amortizing goodwill.  During the three months ended June 30, 2001, we recognized goodwill amortization of $101,930, which was attributable and recorded in conjunction with our merger-acquisition of Foresight, Inc. in December 2000 and The Capella Group in June 2001.

                Operating and Net Income.  During the three months ended June 30, 2002, operating income of $2,295,736 (approximately 21% of revenue) was realized, an increase of $1,953,252 from $342,484 for the same period in 2001, and net income applicable to common shareholders of $1,451,260 was realized after provision for income taxes of $839,669.  In comparison, during the three months ended June 30, 2001, net income applicable to common shareholders of $146,291 was realized after provision for income taxes of $68,634.  During the three months ended June 30, 2002, net income per common stock share on a weighted average basis was $0.12 per share, compared to $0.04 per share for the same period in 2001.

Comparison of the Six-Month Periods Ended June 30, 2002 and 2001

                Product and Service Revenues.  During the six months ended June 30, 2002, revenue of $21,060,248 was generated, an increase of $14,803,089 (237%) from $6,257,159 during the six months ended June 30, 2001.  This increase was attributable to the operations of The Capella Group, Inc. that were acquired in June 2001.  During the six months ended June 30, 2002, more than 90% of revenue was attributable to the Care Entrée membership program offered by The Capella Group.

                Cost of Operations.  Cost of operations for the six-month period ended June 30, 2002 increased $1,619,208 (38%) to $5,928,028 from $4,308,820 for the same period in 2001.  This increase was attributable to the commissions paid to representatives selling our Care Entrée membership program.  The Care Entrée program is marketed through a network of independent marketing representatives.  These marketing representatives are paid a 25% commission on the membership fees of each member they enroll and can also recruit other representatives and earn override commissions on sales made by those representatives.  A total of 35% in commissions down through six levels of marketing representatives is paid.  Cost of operations represented approximately 28% of revenue during the 2002 six-month period, while during the same period in 2001 cost of operations represented approximately 69% of revenue.

                Sales and Marketing Expenses.  Sales and marketing expenses increased $7,555,290 (1217%) to $8,175,977 during the six months ended June 30, 2002 from $620,687 during the same period in 2001.  This increase was attributable to the sales and marketing efforts associated with the Care Entrée membership program.  Sales and marketing expenses represented approximately 39% and 10% of the 2002 and 2001 revenue, respectively.  Because of the manner in which the membership services programs, other than the Care Entrée membership program, are marketed, the associated sales and marketing expenses are significantly less as a percent of revenue compared to the sales and marketing expenses associated with the Care Entrée membership program which is marketed through a network of independent marketing representatives.

                General and Administrative Expenses.  General and administrative expenses increased $1,936,357 (229%) to $2,782,935 during the six months ended June 30, 2002 from $846,578 during the same period in 2001.  This increase was attributable to an increase in overhead associated with the acquired operations of The Capella Group.  General and administrative expenses represented approximately 13% of revenue for each of the six months ending June 30, 2002 and 2001.

                Total Operating Expenses.  During the six months ended June 30, 2002, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $11,110,855 (192%) to $16,886,940 from $5,776,085 during the same period in 2001.  Total operating expenses represented approximately 80% and 92% of revenues for the six months ended June 30, 2002 and 2001, respectively.  The Care Entrée membership program provides a greater operating margin on revenue compared to revenue attributable to our membership service programs sold principally due to the lower cost of operations (although offset in part by the associated greater sales and marketing expenses).

                Other Expense (Income).  During the six months ended June 30, 2002, net interest expense of $17,429 was incurred, while during the same period in 2001 net interest income of $96,593 was realized.  In accordance with financial reporting requirements, beginning on January 1, 2002, we ceased amortizing goodwill.  During the six months ended June 30, 2001, we recognized goodwill amortization of $146,884, which was attributable and recorded in conjunction with our merger-acquisition of Foresight, Inc. in December 2000 and The Capella Group in June 2001.

                Operating and Net Income.  During the six months ended June 30, 2002, operating income of $4,155,879 (approximately 20% of revenue) was realized (an increase of $3,674,805 from $481,074 for the same period in 2001), and net income applicable to common shareholders of $2,659,393 was realized after provision for income taxes of $1,496,486.  In comparison, during the six months ended June 30, 2001, we realized net income applicable to common shareholders of $215,634 after provision for income taxes of $95,149.  During the six months ended June 30, 2002, net income per common stock share on a weighted average basis was $0.22 per share, compared to $0.06 per share for the same period in 2001.

The Capella Group, Inc. and Foresight, Inc. Mergers

                Pursuant to the respective merger-acquisition agreements, we issued an additional 4,800,287 shares of our common stock to the former shareholders of The Capella Group, Inc. and Foresight, Inc. on February 7, 2002.   Because 2001 and 2002 per share earnings calculations are based on the weighted average number of common shares outstanding during the year, the dilutive effect of issuance of these additional shares of common stock did not become fully effective prior to 2002.

Liquidity and Capital Resources

                At June 30, 2002, we had working capital of $3,197,656.  Operating activities for the six months period ended June 30, 2002, provided net cash of $1,808,583.  We generated cash as the result of net income of $2,659,394, increased by depreciation of $298,568, an increase in accrued liabilities and a decrease in income taxes payable of $178,053 and $791,040, respectively, and an increase in accounts receivable and other assets of $400,047 and $13,006, respectively.  These operating cash sources were offset by changes in inventory, other current assets and accounts payable of $58,252, $79,973 and $145,090, respectively. During the first six months of 2001, our operating activities provided net cash of $325,895 as a result of net income of $335,634 increased by depreciation and amortization of $42,441 and $146,884, respectively, an increase in accounts receivables and accounts payables of $452,665 and $7,855, respectively and an increase in accrued liabilities and income taxes payable of $322,087 and $83,330, respectively.  During the six months ended June 30, 2002, we used cash of $331,770 in investing activities consisting of $595,183 provided from options exercised and used cash of $580,120 for the purchase of fixed assets and $346,833 for capital leases. During the first six months of 2001, we used $1,259,067 of cash in investing activities consisting of $1,225,057 for the purchase of The Capella Group, Inc. and  $34,010 of cash to purchase fixed assets.  During the six months ended June 30, 2002, we used $787,975 in financing activities consisting of $120,671 in payments on capital leases, $14,137 paid for preferred stock dividends, $1,000,000 to retire preferred stock, and provided cash from additional capital leases of $346,833.  During the first six months of 2001, we used $137,602 in financing activities consisting of $17,602 for payments on capital leases and $120,000 for payment of preferred stock dividends.

                We believe that our operations as a result of the merger-acquisitions of The Capella Group, Inc. and Foresight, Inc. will achieve significant revenue growth and continue to be profitable.  Historically, we have devoted our financial resources principally to development of our smart card technology.  As a result of these merger-acquisitions, our smart card technology will principally be used in connection with our membership program offerings, although we intend to continue to market our smart card technology and products.  We provide no assurance that:

•                                          we will be successful in implementing our business plan, or

•                                          unanticipated expenses or problems or technical difficulties will not occur which would result in significant delays, or

•                                          we will have sufficient capacity to satisfy any increased demand for our products and services resulting from implementation of our plan.

Any one of these will adversely affect our ability to maintain profitability.  We currently have commitments for capital leases to begin during the third quarter of 2002.  We believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months.  Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period.  There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

New Accounting Pronouncements

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

                SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted.  We do expect that the provisions of SFAS 143 will not have a material impact on our consolidated results of operations and financial position upon adoption.  We plan to adopt SFAS 143 to become effective January 1, 2003.

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

Cautionary Statement Relating to Forward Looking Information

                We have included some forward-looking statements in this section and other places in this report regarding our expectations.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements, or industry results, to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.  Some of these forward-looking statements can be identified by the use of forward-

looking terminology including “believes,” “expects,” “may,” “will,” “should” or “anticipates” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategies that involve risks and uncertainties.  You should read statements that contain these words carefully because they:

•                                          discuss our future expectations;

•                                          contain projections of our future operating results or of our future financial condition; or

•                                          state other “forward-looking” information.

                We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001 and our Schedule 14A Proxy Statement for our annual shareholders meeting held on July 29, 2002, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

4.7	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

10.1	Employment Agreement, dated January 3, 2001, between Paul A. Kruger and Registrant, incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.2	Employment Agreement, dated January 3, 2001, between Mark R. Kidd and Registrant, incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.3	Consulting Agreement, dated January 3, 2001, between Larry E. Howell and Registrant, incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.4	Consulting Agreement, dated January 3, 2001, between John Simonelli and Registrant, incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

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

SIGNATURES:

                In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.

(Registrant)

Date: August 15, 2002	/S/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: August 15, 2002	/S/ MARY L. KELLY
Mary L. Kelly
Chief Financial Officer

FINANCIAL STATEMENT CERTIFICATION:

The undersigned hereby certifies as follows that (1) the undersigned has reviewed this Report; (2) based on the undersigned’s knowledge, this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading; (3) based on the undersigned’s knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of Registrant as of, and for, the periods presented in this report; (4) the undersigned jointly (A) are responsible for establishing and maintaining internal controls; (B) have designed such internal controls to ensure that material information relating to Registrant and its consolidated subsidiaries is made known to the undersigned in their capacities as executive officers of Registrant by others within those entities, particularly during the period in which this report was prepared; (C) have evaluated the effectiveness of Registrant’s internal controls as of a date within 90 days prior to this report; and (D) have presented in this report their conclusions about the effectiveness of Registrant’s internal controls based on their evaluation as of that date; (5) the undersigned has disclosed to Registrant’s auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function) (A) all significant deficiencies in the design or operation of internal controls which could adversely affect Registrant’s ability to record, process, summarize, and report financial data and has identified for Registrant’s auditors any material weaknesses in internal controls; and (B) any fraud, whether or not material, that involves management or other employees who have a significant role in Registrant’s internal controls; and (6) the undersigned has indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the undersigned’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 15, 2002	/S/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: August 15, 2002	/S/ MARY L. KELLY
Mary L. Kelly
Chief Financial Officer

PRECIS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,444,450	$3,755,642
Accounts receivable	1,316,013	915,966
Inventory	232,286	174,034
Other current assets	257,239	244,233

Total current assets	6,249,988	5,089,875

Fixed assets, net	1,763,706	1,135,321
Goodwill, net	21,237,444	21,237,444
Deferred tax asset, net	895,100	895,100
Other assets	66,271	146,244

Total assets	$30,212,509	$28,503,984

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$186,240	$331,330
Accrued liabilities	2,253,372	2,075,319
Income taxes payable	164,610	955,650
Deferred income taxes	159,800	159,800
Current portion of capital leases	288,310	196,227

Total current liabilities	3,052,332	3,718,326

Capital lease obligation, net of current portion	512,543	378,463

Total liabilities	3,564,875	4,096,789

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (83,336 issued as of December 31, 2001)	—	1,000,000
Common stock, $.01 par value, 100,000,000 shares authorized; 11,797,797 issued and outstanding (11,696,287 issued as of December 31, 2001)	117,978	116,963
Additional paid-in capital	25,775,645	25,181,297
Accumulated earnings (deficit)	754,191	(1,891,065)

Total stockholders’ equity	26,647,634	24,407,195

Total liabilities and stockholders’ equity	$30,212,509	$28,503,984

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30
	2002	2001
Product and service revenues	$11,073,558	$3,903,000

Operating expenses:
Cost of operations	3,045,036	2,702,863
Sales and marketing	4,366,808	333,339
General and administrative	1,365,978	524,314

Total operating expenses	8,777,822	3,560,516
Operating income	2,295,736	342,484

Other expense (income):
Interest income and expense, net	16,476	(34,371)
Amortization of goodwill	—	101,930

Total other expense (income)	16,476	67,559

Net income before taxes	2,279,260	274,925
Provision for income taxes	828,000	68,634

Net income	1,451,260	206,291

Preferred stock dividends	—	60,000

Net income applicable to common stockholders	$1,451,260	$146,291

Earnings per share:
Basic	$0.12	$0.04

Diluted	$0.12	$0.04

Weighted average number of common shares outstanding:
Basic	11,794,297	3,823,077
Diluted	11,882,235	3,871,787

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2002	2001
Product and service revenues	$21,060,248	$6,257,159

Operating expenses:
Cost of operations	5,928,028	4,308,820
Sales and marketing	8,175,977	620,687
General and administrative	2,782,935	846,578

Total operating expenses	16,886,940	5,776,085

Operating income	4,173,308	481,074

Other expense (income):
Interest income and expense, net	17,429	(95,593)
Amortization of goodwill	—	146,844

Total other expense (income)	17,429	50,291

Net income (loss) before taxes	4,155,879	430,783
Provision for income taxes	1,496,486	95,149

Net income (loss)	2,659,393	335,634

Preferred stock dividends	14,137	120,000

Net income applicable to common stockholders	$2,645,256	$215,634

Earnings per share:
Basic	$0.22	$0.06

Diluted	$0.22	$0.06

Weighted average number of common shares outstanding:
Basic	11,772,277	3,520,833
Diluted	11,868,163	3,569,544

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		PREFERRED STOCK		ADDITIONA PAID-IN	ACCUMULATED
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	DEFICIT
Balance, December 31, 2001	11,696,287	$116,963	83,333	$1,000,000	$25,181,297	$(1,891,065)

Sale of stock	—	—	—	—	—	—
Stock Option Exercised	101,510	81,015	—	—	594,348	—
Redemption of Preferred Stock	—	—	(83,333)	(1,000,000)	—	—
Preferred stock dividends	—	—	—	—	—	(14,137)
Net income	—	—	—	—	—	2,659,393

Balance, June 30, 2002	11,797,797	28,500	—	—	25,775,645	$754,191

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2002	2001
Operating activities:
Net income	$2,659,394	$335,634
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	298,598	42,441
Amortization of goodwill	—	146,884
Changes in assets and liabilities —
Accounts receivable	(400,047)	(452,665)
Inventory	(58,252)	(10,220)
Other current assets	(13,006)	(5,600)
Other assets	79,973	38,519
Accounts payable	(145,090)	(7,855)
Accrued liabilities	178,053	322,087
Income taxes payable	(791,040)	(83,330)

Net cash provided by operating activities	1,808,583	325,895

Investing activities:
Cash used in business combination, net of cash acquired	—	(1,225,057)
Exercise of Options	595,183	—
Purchase of fixed assets	(926,953)	(34,010)

Net cash provided by (used in) investing activities	(331,770)	(1,259,067)

Financing activities:
Issuance of capital leases	346,833	—
Payments on capital leases	(120,671)	(17,602)
Redemption of preferred stock	(1,000,000)	—
Payment of preferred stock dividends	(14,137)	(120,000)

Net cash provided by (used in) financing activities	(787,975)	(137,602)

Net change in cash and cash equivalents	688,808	(1,070,774)

Cash and cash equivalents at beginning of year	3,755,642	4,541,373

Cash and cash equivalents at end of period	$4,444,450	$3,470,599

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the period ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenue and expenses during the reporting period.  Actual results could differ materially from such assumptions and estimates.  The accompanying financial statements and related footnotes should be read in conjunction with the company’s audited financial statements, included in its December 31, 2001 Form 10-KSB filed with the Securities and Exchange Commission.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and has not experienced a material impact on its consolidated results of operations and financial position