Form 10QSB
period 2002-09-30
PRECIS SMART CARD SYSTEMS INC
filed 2002-11-13
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to

Commission File Number: 001-15667

PRECIS, INC.

(Name of small business issuer in its Charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2040 North Highway 360
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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of October 29, 2002, 11,805,297 shares of the issuer’s common stock, $0.01 par value, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No  ☒

PRECIS, INC.

FORM 10-QSB

For the Three Months Ended September 30, 2002

PART I.          FINANCIAL INFORMATION

Item 1.            Financial Statements

Our financial statements which are prepared in accordance with Regulation S-B are set forth in this report beginning on page F-1.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Independent representatives may enroll as independent marketing representatives by paying an enrollment fee and signing a standard representative agreement.  We pay independent marketing representatives commissions equal to 25% of the membership fees of members they enroll for the life of that members’ enrollment.  Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives.  We pay a total of 30% in override commissions down through six levels.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive commissions of up to 5% measured in part by our revenues in these programs.

Affordable Healthcare Insurance

In late 2001, through our subsidiary, SmartCare Insurance Agency, we contracted with numerous insurance companies to offer high deductible and scheduled benefit insurance policies.  These policies, when combined with the Care Entrée program, offer affordable well-rounded solutions for individuals and companies who are no longer able to afford or obtain traditional insurance policies.  These policies are sold through our marketing representatives who are licensed insurance agents.

Wholesale Membership Solution

We also design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations.  Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts.  Program members are offered and provided our third-party vendors’ products and services.  We believe that our clients, their customers, and the vendors of the products and services offered through the programs, all benefit from our membership service programs.  The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular customer base.  Most of our memberships are sold by third-party organizations, generally in connection with a point of sale transaction.  We refer to these programs and membership sales as wholesale programs.  Some of our wholesale programs utilize our smart card technology and products as enhancements.

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

Benefits to Members of Our Programs

We believe that our programs offer members an economic, efficient and convenient method for the selection of products and services.  Members are entitled to savings for products and services that may not otherwise be available to them.  Vendors of products and services offered and sold through the programs to members are benefited. Vendors are provided the opportunity to reach a large number of demographically targeted customers with minimal incremental marketing cost.

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

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three and nine months ended September 30, 2002 and 2001.  As a result of the merger-acquisition of The Capella Group, Inc. in June 2001, the 2002 results of operations for the nine months ended September 30, 2002 are not comparable. The results of operations for the nine months ended September 30, 2002 include those of The Capella Group, while the 2001 results of operations only include four months of The Capella Group operations and activities.  In addition, beginning in January 2002, no goodwill amortization was recognized in accordance with Financial Accounting Standards Board 142, Goodwill and Intangible Assets.  During the three and nine months ended September 30, 2001, we recognized goodwill amortization of $215,883 and $362,767, respectively, while during the comparable periods in 2002 no goodwill amortization was recognized.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Product and service revenues	$11,805,892	$7,635,684	$32,866,140	$13,892,843

Operating expenses:
Cost of operations	3,333,274	2,293,630	9,214,231	6,602,450
Sales and marketing	4,567,259	3,003,188	12,655,816	3,623,875
General and administrative	1,483,794	1,096,229	4,401,222	1,942,807

Total operating expenses	9,384,327	6,393,047	26,271,269	12,169,132

Operating income	2,421,565	1,242,637	6,594,871	1,723,711

Other expenses (income):
Interest income and expense, net	27,342	10,896	44,770	(85,697)
Amortization of goodwill	—	215,883	—	362,767

Total other expenses	27,342	226,779	44,770	277,070

Earnings before income taxes	2,394,223	1,015,858	6,550,101	1,446,641
Provision for income taxes	852,080	289,806	2,348,566	384,955

Net earnings	1,542,143	726,052	4,201,535	1,061,686
Preferred stock dividend	—	60,000	14,137	180,000
Net earnings applicable to common shareholders	$1,542,143	$666,052	$4,187,398	$881,686

Earnings per common share
Basic	$0.13	$0.10	$0.35	$0.19
Diluted	$0.13	$0.10	$0.35	$0.19

Weighted average number of common shares outstanding:
Basic	11,805,297	6,875,000	11,805,297	4,638,889
Diluted	11,981,038	6,934,150	11,981,038	4,698,039

Comparison of the Three Months Ended September 30, 2002 and 2001

Product and Service Revenues.  During the three months ended September 30, 2002, revenues were $11,805,892, an increase of $4,170,208 or 54.6%, from $7,635,684 during the comparable 2001 period.  The increase in revenues was primarily due to continued volume growth in our individual and group memberships, as well as increased application fees from new independent marketing representatives. Approximately 90% and 75% of our revenues were attributable to the Care Entrée healthcare savings membership program during the three months ended September 30, 2002 and 2001, respectively.

Cost of Operations.  Cost of operations for the three months ended September 30, 2002 increased $1,039,644 or 45.3%, to $3,333,274 from $2,293,630 during the 2001 comparable period.    This increase was attributable to the growth in new member enrollment in our healthcare savings program.  To support this growth, we increased customer service staff and other personnel, and incurred additional preferred provider organization network costs and member kit supplies.

Cost of operations, as a percent of revenues, decreased to 28.2% of revenues during the three months ended September 30, 2002, from 30.0% during the comparable 2001 period. This decrease was attributable to a higher utilization of our customer service staff and other personnel in the support of the substantial increase in our healthcare savings membership base.

Sales and Marketing Expenses.  Sales and marketing expenses increased $1,564,071 or 52.1%, to $4,567,259 during the three months ended September 30, 2002 from $3,003,188 during the comparable 2001 period.  The increase in sales and marketing expenses was primarily due to increased commissions earned by our independent marketing representatives and was directly related to the number of new members enrolled in our healthcare savings programs.  These marketing representatives are paid a 25% commission of the membership fees of each member they enroll, and can also recruit other representatives and earn override commissions on sales made by those representatives.  A total of 30% in commissions down through six levels of marketing representatives is paid.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive commissions of up to 5% measured in part by our revenues in these programs.

Sales and marketing expenses represented 38.7% and 39.3% of revenues for the three months ended September 30, 2002 and 2001, respectively.

General and Administrative Expenses.  General and administrative expenses increased $387,565 or 35.4%, to $1,483,794 during the three months ended September 30, 2002 from $1,096,229 during the comparable 2001 period.  The increase in general and administrative expenses is due to the increased costs required to support the additional facilities, infrastructure and growth in our operations.  General and administrative expenses represented 12.6% and 14.4% of revenues for the three months ended September 30, 2002 and 2001, respectively.  The improvement in general and administrative expenses as a percentage of revenues was primarily due to the additional revenues resulting from the significant membership growth in our healthcare savings program.

Total Operating Expenses.  During the three months ended September 30, 2002, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $2,991,280 or 46.8%, to $9,384,327 from $6,393,047 during the comparable 2001 period.  Total operating expenses represented approximately 79.5% and 83.7% of revenues for the three months ended September 30, 2002 and 2001, respectively.  The improvement in operating margins was due to the reasons described above.

Other Expenses (Income).  During the three months ended September 30, 2002, other expenses were $27,342, while during the comparable 2001 period other expenses were $226,779.  In accordance with financial reporting requirements, beginning on January 1, 2002, we ceased amortizing goodwill.  During the three months ended September 30, 2001, we recognized goodwill amortization of $215,883, which was attributable and recorded in conjunction with our merger-acquisition of Foresight, Inc. in December 2000 and The Capella Group in June 2001.

Operating Income and Net Earnings.  During the three months ended September 30, 2002, operating income was $2,421,565, an increase of $1,178,928 or 94.9%, from $1,242,637 during the comparable 2001 period.  Net earnings applicable to common shareholders were $1,542,143, or 13.1% of revenues, net of provision for income taxes of $852,080.  In comparison, during the three months ended September 30, 2001, net earnings applicable to common shareholders were $666,052 or 8.7% of revenues, net of provision for income taxes of $289,806.  During the three months ended September 30, 2002, net earnings per common share calculated on a fully diluted basis were $0.13 per share, compared to $0.10 during the comparable 2001 period.

Comparison of the Nine Months Ended September 30, 2002 and 2001

Product and Service Revenues.  During the nine months ended September 30, 2002, revenues were $32,866,140, an increase of $18,973,297 or 136.6%, from $13,892,843 during the comparable 2001 period.  The increase was attributable to the nine months of combined operations of The Capella Group, Inc. during 2002 compared to the four months of combined operations during 2001, and the continuing membership growth in our Care Entrée healthcare savings membership program.  During the nine months ended September 30, 2002, approximately 90% of revenues were attributable to this membership program.

Cost of Operations.  Cost of operations for the nine months ended September 30, 2002 increased $2,611,781 or 39.6% to $9,214,231 from $6,602,450 during the comparable 2001 period.  The increase was attributable to the operations of the Capella Group, Inc. that were acquired in June 2001, as well as the costs associated to support the growth in our operations.  Cost of operations represented 28.0% of revenues during the nine months ended September 30, 2002, while during the comparable 2001 period, cost of operations represented 47.5% of revenues.  This decrease was attributable a higher utilization of our customer service staff and other personnel in the support of the substantial increase in our healthcare savings membership base.

Sales and Marketing Expenses.  Sales and marketing expenses increased $9,031,941 or 249.2%, to $12,655,816 during the nine months ended September 30, 2002 from $3,623,875 during the comparable 2001 period.  Sales and marketing expenses represented 38.5% and 26.1% of the revenues during the nine months ended September 30, 2002 and 2001, respectively.  This increase was attributable to the nine months of combined operations of the Capella Group during 2002, compared to the four months of combined operations during 2001 and the substantial increase in commissions paid to our network of independent marketing representatives.  These marketing representatives are paid a 25% commission on the membership fees of members they enroll and can also recruit other representatives and earn override commissions on sales made by those representatives.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive commissions of up to 5% measured in part by our revenues in these programs.  A total of 30% in commissions down through six levels of marketing representatives is paid.  Because of the manner in which the membership services programs, other than the Care Entrée membership program, are marketed, the associated sales and marketing expenses are significantly less as a percent of revenues compared to the sales and marketing expenses associated with the Care Entrée membership program which is marketed through a network of independent marketing representatives.

General and Administrative Expenses.  General and administrative expenses increased $2,458,415 or 126.5%, to $4,401,222 during the nine months ended September 30, 2002 from $1,942,807 during the comparable 2001 period. This increase was attributable to an increase in costs associated with the acquired operations of The Capella Group, as well as the increased costs to support the growth in our operations.  General and administrative expenses represented 13.4% and 14.0% of revenues for the nine months ended September 30, 2002 and 2001, respectively.  The improvement in general and administrative expenses as a percentage of revenues was primarily due to the additional revenues resulting from the significant membership growth in our healthcare savings program.

Total Operating Expenses.  During the nine months ended September 30, 2002, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $14,102,137 or 115.9%, to $26,271,269 from $12,169,132 during the comparable 2001 period.  Total operating expenses represented 79.9% and 87.6% of revenues for the nine months ended September 30, 2002 and 2001, respectively.  Our Care Entrée membership program provides greater operating margins on revenues compared to revenues attributable to our membership service programs sold principally due to the lower cost of operations, offset in part by increased sales and marketing expenses.

Other Expenses (Income).  During the nine months ended September 30, 2002, our other expenses consisted of a net interest expense of $44,770, while during the comparable 2001 period other expenses totaled $277,070 consisting of net interest income of $85,697 and goodwill amortization of $362,767.  In accordance with financial reporting requirements, beginning on January 1, 2002, we ceased amortizing goodwill that was attributable and recorded in conjunction with our merger-acquisition of Foresight, Inc. in December 2000 and The Capella Group in June 2001.

Operating Income and Net Earnings.  During the nine months ended September 30, 2002, operating income was $6,594,871, an increase of $4,871,160 or 282.6%, from $1,723,711 during the comparable 2001 period.  Net earnings applicable to common shareholders were $4,187,398 or 12.7% of revenues, net of provision for income taxes of $2,348,566.  In comparison, during the nine months ended September 30, 2001, net earnings applicable to common shareholders were $881,686 or 6.3% of revenues, net of provision for income taxes of $384,955.  During the nine months ended September 30, 2002 and 2001, net earnings per common share calculated on a fully diluted basis were $0.35 and $0.19, respectively.

The Capella Group, Inc. and Foresight, Inc. Mergers

Pursuant to the respective merger-acquisition agreements, we issued 2,775,000 shares on June 8, 2001 and an additional 4,800,287 shares effectively on January 1, 2002 of our common stock to the former shareholders of The Capella Group, Inc. and Foresight, Inc.   Because 2001 and 2002 per share earnings calculations were based on the weighted average number of common shares outstanding during the three and nine months ended September 30, 2002 and 2001, the dilutive effect of issuance of these shares of common stock was not fully effective during  2001.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2002 and 2001 were $2,523,658 and $1,878,735, respectively, an increase of $644,923.  This increase was attributable to the nine months of combined operations of The Capella Group during 2002, compared to the four months of combined operations during 2001 and the continuing membership growth in our Care Entrée healthcare savings membership program, offset in part by increased working capital requirements necessary to support this growth.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2002 and 2001 were $840,803 and $1,419,529, respectively.  During the nine months ended September 30, 2002, net cash of $840,803 was used to purchase fixed assets necessary to support the growth in our operations.  During the nine months ended September 30, 2001, net cash of $1,419,529 in investing activities was principally used for the acquisition of The Capella Group, Inc.

Financing Activities.  Net cash used in financing activities for the nine months ended September 30, 2002 and 2001, were $710,537 and $251,232, respectively.  During the nine months ended September 30, 2002, net cash of $710,537 was used to redeem preferred stock of $1,000,000 and payments of capital leases of $269,402, offset in part by proceeds from exercise of warrants and stock options of $573,002.  During the nine months ended September 30, 2001, net cash of $251,232 was used for payments of preferred stock dividends of $180,000 and capital leases of $71,232.

During the nine months ended September 30, 2002, we entered into capital lease obligations of $461,648.  These leases were not included in our net cash used in investing activities because they are considered non-cash in nature.

At September 30, 2002, we had working capital of $4,372,370, including cash and cash equivalents of $4,727,960.  Other than our capital lease obligations beginning during the fourth quarter of 2002, we do not have any capital commitments.  We believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months.  Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require additional financing before expiration of the 12-month period.  There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142).  FASB also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method.  SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001. Under SFAS 142, we are no longer required or allowed to amortize goodwill and other intangible assets with indefinite lives, but instead must be periodically tested for impairment. Effective January 1, 2002, we adopted SFAS 142.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.  We adopted SFAS 144 effective January 1, 2002 and expect that this adoption will not have a material impact on our consolidated results of operations and financial position in 2002.

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

PART II OTHER INFORMATION

Item 1.                       Legal Proceedings

None

Item 2.                       Changes in Securities and Use of Proceeds

(a)                                              None

(b)                                             None

(c)                                              During the three months ended September 30, 2002, we granted stock options under the Precis, Inc. 2002 IMR Stock Option Plan to our independent marketing representatives.  These stock options are exercisable for the purchase of 23,750 shares of our common stock for $5.19 per share on or before June 30, 2007.  These stock options are not transferable other than pursuant to operation of law or by will.  These stock options were granted pursuant to the applicable registration exemptions of Rule 504 of Regulation D of the Securities and Exchange Commission, Section 3b of the Securities Act of 1933, and applicable state securities laws.  There were no sales commissions or other fees paid in connection with the grant of these stock options.

(d)                                             None

Item 3.                       Defaults Upon Senior Securities

None

Item 4.                       Submission of Matters to a Vote of Security Holders

	Number of Votes Cast
	For	Against	Abstained	Broker Non-Votes

Precis, Inc. 2002 IMR Stock Option Plan	6,469,661	185,450	11,482	—

Precis, Inc. 2002 Non-Employee Stock Option Plan	6,431,289	152,712	82,632	—

Election of the following directors:
Judith H. Henkels	9,506,202	—	19,243	—
Mary L. Kelly	9,507,502	—	17,943	—
David May	9,513,795	—	11,650	—
Bobby R. Rhodes	9,512,757	—	12,688	—
Kent H. Webb	9,514,755	—	10,690	—
Michael E. Dunn	9,509,688	—	15,757	—
Eugene E. Becker	9,508,388	—	16,057	—
Nicholas Zaffiris	9,504,616	—	20,829	—

Ratification of Murrell Hall McIntosh & Co., PLLP as our independent accountants for 2002	9,514,028	200	11,217	—

Other than the matters mentioned above, no other matters were submitted to vote of our security holders during the three months ended September 30, 2002.

Item 5.                       Other Information

None

Item 6              Exhibits and Reports on Form 8-K

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

4.7	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.8	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.9	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

10.1	Employment Agreement, dated January 3, 2001, between Paul A. Kruger and Registrant, incorporated by reference to Exhibit 10.5 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.2	Employment Agreement, dated January 3, 2001, between Mark R. Kidd and Registrant, incorporated by reference to Exhibit 10.6 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.3	Consulting Agreement, dated January 3, 2001, between Larry E. Howell and Registrant, incorporated by reference to Exhibit 10.7 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

10.4	Consulting Agreement, dated January 3, 2001, between John Simonelli and Registrant, incorporated by reference to Exhibit 10.8 of Registrant’s Form 10-QSB filed with the Commission on April 24, 2001.

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

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer, dated November 12, 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer, dated November 12, 2002.

(b) Reports on Form 8-K:

None

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: November 12, 2002	/S/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: November 12, 2002	/S/ MARY L. KELLY
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

Date: November 12, 2002	/S/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: November 12, 2002	/S/ MARY L. KELLY
Mary L. Kelly
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2002 and
December 31, 2001

Condensed Consolidated Statements of Operations for the Three Months Ended
September 30, 2002 and 2001

Condensed Consolidated Statements of Operations for the Nine Months Ended
September 30, 2002 and 2001

Condensed Consolidated Statements of Stockholders’ Equity for the
Nine Months Ended September 30, 2002

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONSDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,727,960	$3,755,642
Accounts receivable	1,785,353	915,966
Notes Receivable	100,000	—
Inventory	362,054	174,034
Other current assets	662,225	244,233

Total current assets	7,637,592	5,089,875

Fixed assets, net	1,947,220	1,135,321
Goodwill, net	21,251,640	21,237,444
Deferred tax asset, net	895,100	895,100
Other assets	45,825	146,244
Total assets	$31,777,377	$28,503,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$181,253	$331,330
Accrued liabilities	2,251,832	2,075,319
Income taxes payable	249,962	955,650
Deferred income taxes	159,800	159,800
Current portion of capital leases	422,375	196,227
Total current liabilities	3,265,222	3,718,326

Capital lease obligation, net of current portion	344,560	378,463
Total liabilities	3,609,782	4,096,789

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (83,336 issued as of December 31, 2001)	—	1,000,000
Common stock, $.01 par value, 100,000,000 shares authorized; 11,805,297 issued and outstanding (11,696,287 issued as of December 31, 2001)	118,053	116,963
Additional paid-in capital	25,753,209	25,181,297
Accumulated earnings (deficit)	2,296,333	(1,891,065)
Total stockholders’ equity	28,167,595	24,407,195
Total liabilities and stockholders’ equity	$31,777,377	$28,503,984

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2002	2001
Product and service revenues	$11,805,892	$7,635,684

Operating expenses:
Cost of operations	3,333,274	2,293,630
Sales and marketing	4,567,259	3,003,188
General and administrative	1,483,794	1,096,229

Total operating expenses	9,384,327	6,393,047

Operating income	2,421,565	1,242,637

Other expenses:
Interest income and expense, net	27,342	10,896
Amortization of goodwill	—	215,883

Total other expenses	27,342	226,779

Net earnings before taxes	2,394,223	1,015,858
Provision for income taxes	852,080	289,806

Net earnings	1,542,143	726,052

Preferred stock dividends	—	60,000

Net earnings applicable to common shareholders	$1,542,143	$666,052

Earnings per share:
Basic	$0.13	$0.10
Diluted	$0.13	$0.10

Weighted average number of common shares outstanding:
Basic	11,805,297	6,875,000
Diluted	11,981,038	6,934,150

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2002	2001
Product and service revenues	$32,866,140	$13,892,843
Operating expenses:
Cost of operations	9,214,231	6,602,450
Sales and marketing	12,655,816	3,623,875
General and administrative	4,401,222	1,942,807
Total operating expenses	26,271,269	12,169,132
Operating income	6,594,871	1,723,711
Other expenses (income):
Interest income and expense, net	44,770	(85,697)
Amortization of goodwill	—	362,767
Total other expenses	44,770	277,070

Net earnings before taxes	6,550,101	1,446,641
Provision for income taxes	2,348,566	384,955
Net earnings	4,201,535	1,061,686

Preferred stock dividends	14,137	180,000
Net earnings applicable to common shareholders	$4,187,398	$881,686

Earnings per share:
Basic	$0.35	$0.19
Diluted	$0.35	$0.19

Weighted average number of common shares outstanding:
Basic	11,805,297	4,638,889
Diluted	11,981,038	4,698,039

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED EARNINGS (DEFICIT)

	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 2001	83,333	$1,000,000	11,696,287	$116,963	$25,181,297	$(1,891,065)

Warrants and Stock Options Exercised	—	—	109,010	1,090	571,912	—
Redemption of Preferred Stock	(83,333)	(1,000,000)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(14,137)
Net earnings	—	—	—	—	—	4,201,535

Balance, September 30, 2002	—	—	11,805,297	$118,053	$25,753,209	$2,296,333

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Nine Months Ended September 30,
	2002	2001
Operating activities:
Net earnings	$4,201,535	$1,061,686
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	476,355	139,855
Amortization of goodwill	—	362,767
Changes in assets and liabilities -
Accounts receivable	(869,387)	15,486
Note Receivable	(100,000)	—
Inventory	(188,020)	(40,574)
Other current assets	(417,992)	(237,533)
Other assets	100,419	64,166
Accounts payable	(150,077)	(143,825)
Accrued liabilities	176,513	370,116
Income taxes payable	(705,688)	286,591
Net cash provided by operating activities	2,523,658	1,878,735

Investing activities:
Cash used in business combination, net of cash acquired	—	(1,225,057)
Purchase of fixed assets	(840,803)	(194,472)
Net cash used in investing activities	(840,803)	(1,419,529)

Financing activities:
Payments on capital leases	(269,402)	(71,232)
Redemption of preferred stock	(1,000,000)	(180,000)
Payment of preferred stock dividends	(14,137)	—
Exercise of Warrants and Stock Options	573,002	—

Net cash used in financing activities	(710,537)	(251,232)

Net increase in cash and cash equivalents	972,318	207,974

Cash and cash equivalents at beginning of year	3,755,642	4,541,373
Cash and cash equivalents at end of period	$4,727,960	$4,749,347
Supplementary Cash Flow Information:
Income taxes paid	$2,008,055	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2001 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 – Accounting Changes

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). The Board also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively.

SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

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

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002 and has not experienced a material impact on its consolidated results of operations and financial position.

Note 3 – Goodwill

As a result of the Company’s adoption of SFAS 142, adjusted net earnings and earnings per share applicable to common shareholders for the three and nine months ended September 30, 2002 and 2001, respectively, related to the Company’s goodwill (including any related income tax effects) are as follows:

	For The Three Months Ended September 30,
	2002	2001
Reported net earnings applicable to common shareholders	$1,542,143	$666,052
Addback: Goodwill	—	140,324

Adjusted net earnings applicable to common shareholders	$1,542,143	$806,376

Basic earnings per share:

Reported net earnings applicable to common shareholders	$0.13	$0.10
Goodwill amortization	—	0.02

Adjusted net earnings applicable to common shareholders	$0.13	$0.12

Diluted earnings per share:

Reported net earnings applicable to common shareholders	$0.13	$0.10
Goodwill amortization	—	0.02

Adjusted net earnings applicable to common shareholders	$0.13	$0.02

	For The Nine Months Ended September 30,
	2002	2001
Reported net earnings applicable to common shareholders	$4,187,399	$881,686
Addback: Goodwill	—	235,799

Adjusted net earnings applicable to common shareholders	$4,187,399	$1,117,485

Basic earnings per share:

Reported net earnings applicable to common shareholders	$0.35	$0.19
Goodwill amortization	—	0.05

Adjusted net earnings applicable to common shareholders	$0.35	$0.24

Diluted earnings per share:

Reported net earnings applicable to common shareholders	$0.35	$0.19
Goodwill amortization	—	0.05

Adjusted net earnings applicable to common shareholders	$0.35	$0.24

Note 4 – Contingencies

In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc., purchased the outstanding common stock of Foresight, Inc. for $4,540,000.  Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,532,000 of the purchase price does not qualify for long-term capital gain.  These former shareholders reported $4,532,000 of the purchase price as long-term capital gain.  In connection with the Company’s merger-acquisition of Foresight, Inc., the Company assumed the indemnification obligation of Universal Marketing Services.  Upon examination, the Internal Revenue Service may take the position that a portion of the $4,532,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate.  In the event the Internal Revenue Service successfully asserts that long-term capital gain classification was improper, the Company will be required to indemnify the former shareholders.