Form 10KSB
period 2002-12-31
PRECIS INC
filed 2003-03-31
CIK 1017440

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

Commission File Number: 001-15667

PRECIS, INC.
(Exact name of small business issuer as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	73-1494382 (I.R.S. Employer Identification No.)
2040 N. HWY 360 GRAND PRAIRIE, TEXAS 75050 (Address of principal executive offices)
(972) 522-2008 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. Yes ☐

        Issuer's revenues for the year ended December 31, 2002 were $43,115,666.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 17, 2003, was $37,404,433 based on the closing sale price on that date.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 17, 2003, 11,874,423 shares of the issuer's common stock, $.01 par value, were outstanding.

PRECIS, INC.
FORM 10-KSB
For the Fiscal Year Ended December 31, 2002

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Certain statements under the captions "Item 1. Description of Business," "Item 6. Management's Discussion and Analysis or Plan of Operation," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include general economic and business conditions; our ability to implement our business strategies; competition; availability of key personnel; increasing operating costs; unsuccessful promotional efforts; changes in brand awareness; acceptance of new product offerings; retention of members and independent marketing representatives and changes in, or the failure to comply with, and government regulations.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        BACKGROUND.    Pursuant to a merger-acquisition on June 8, 2001, Precis, Inc. "Precis, we or the Company" acquired The Capella Group, Inc. This merger-acquisition allowed us to further diversify our current membership programs offered through our subsidiary, Foresight, Inc. that was acquired on December 7, 2000. The Capella Group markets memberships that offer savings on a wide range of healthcare services. Prior to these acquisitions, we designed, marketed, implemented and serviced custom memory and microprocessor card products, known as smart cards, on which information and software can be stored. Following these acquisitions, our business focus and product offerings became those of Capella and Foresight, and our smart card technology and products began to be offered primarily in conjunction with, and as enhancements to, Capella's and Foresight's products and services.

INDUSTRY OVERVIEWS

        CONSUMER HEALTHCARE INDUSTRY.    The healthcare industry continues in a state of turmoil and crisis. It is estimated that 14.6 percent of all Americans, or 41.2 million, were without health insurance coverage in 2001. [Source: "U.S. Census Bureau Statistics" published by the U.S. Department of Commerce.] Additionally, it has been estimated that 74.7 million people under the age of 65 were without health insurance for part or all of the two year period from 2001-2002, approximately one in three Americans. [Source: "Going Without Health Insurance" published by the Robert Wood Johnson Foundation.] The percentage of people working full-time without health insurance is 16%. [Source: "U.S. Census Bureau Statistics" published by U.S. Department of Commerce] Nationally, healthcare expenditures topped $1.2 trillion in 1999, as the country continued to spend a larger share of its gross domestic product on healthcare than any other major industrialized country. [Source: "Urban and Rural Health Chartbook" published by the National Center for Health Statistics.] These trends are the direct result of significant increases in insurance rates due to increasing utilization by participants and soaring prescription drug prices. Industry forecasters are predicting double-digit inflation in insurance rates in the coming years, including a 12.7% increase in health costs for employers between the Spring of 2001 and the Spring of 2002. [Source: "Employer Health Benefits 2002 Summary of Findings", published by The Kaiser Family Foundation.] The average cost for health insurance in 2002 was $3,060 per year for individuals, and $7,954 per year for families. [Source: "Employer Health Benefits 2002 Summary of Findings," published by The Kaiser Family Foundation.]

        American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-payments, generally from $10 or $15 per office visit, encourage insured consumers to use the healthcare system more frequently because they generally do not perceive themselves ultimately as having to pay the full costs of the medical services received.

        A number of insurers have pulled out of certain states, due to state regulations that no longer provide for a viable operating environment for many insurance companies. As a result of these health coverage cancellations, some portion of those formerly covered by medical insurance are required to pay more for their insurance coverage, some cannot obtain any coverage for pre-existing conditions, or simply become uninsured for healthcare.

        Corporate America has been hit hard by escalating insurance costs and many companies are reacting by shifting the cost of insurance coverage to employees or cutting benefits. Three quarters of large companies (200 or more workers) report they are very or somewhat likely to increase their employee's share of the costs of healthcare in 2003. [Source: "Employer Health Benefits 2002 Summary of Findings," published by The Kaiser Family Foundation.] Smaller businesses are hit particularly hard by these costs. It is estimated that 39% of businesses with fewer than 200 employees do not offer any health benefits to their employees. [Source: "Employer Health Benefits 2002 Summary of Findings," published by The Kaiser Family Foundation.] This creates a dilemma for the employer, it being difficult to attract and hire quality personnel without providing health benefits, while the cost of providing employee healthcare benefits being prohibitive or unaffordable.

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

        As a result, the uninsured patients are being forced as never before to be self-insured and pay for the cost of their healthcare. Therefore, the uninsured patient population increasingly forgoes medical procedures or relies on emergency care for their healthcare needs often incurring prohibitive expenses. Additionally, costs of care in doctors' offices and hospitals are often far higher than what an insurer would pay for the same services on behalf of someone having their insurance coverage. The uninsured patients have no one to broker deals for their care, consequently patients often pay higher premiums as compared to those patients who have insurance.

OUR CONSUMER HEALTHCARE SAVINGS SOLUTION—CARE ENTRÉE

        Our consumer healthcare savings membership programs are offered under the trade name of Care Entrée and are designed in response to the growing healthcare cost escalation and the number of people that can no longer afford insurance coverage. Our approach to healthcare savings programs is based upon and emphasizes the following factors:

  •
  responsibility for the use of healthcare must be put back in the hands of the patient. Insurance policies with low co-pays and deductibles have become very popular; however, these arrangements actually encourage utilization that are driving up the cost of healthcare;

  •
  the healthcare decision must be put back in the hands of the doctor and the patient; the doctor must be allowed to be an advocate of the patient; and

  •
  healthcare must be affordable for the patient, while providing the medical providers with adequate payment on a timely basis for services provided.

        For years, insurance companies have been reaping the benefits of managed care by being able to provide less expensive healthcare to their insureds compared to self-insured person. These benefits were provided through the use of preferred provider organizations (PPOs), where steerage of patients was promised in exchange for lower rates. We have contracted with these same healthcare networks to provide healthcare savings to our program members.

        In developing our healthcare programs, we have identified the elements discussed below that are crucial to the operation, further development, and offering of our new approach to managed healthcare.

  •
  A medical provider network that provides a means to effectively and efficiently deliver healthcare savings to the patient who carries a substantial portion of the financial risk by being self-insured. We have accomplished this through arrangements with reputable, high quality preferred provider organization medical networks. Over 380,000 providers and 3,600 hospitals throughout the U.S. have proven more than adequate.

  •
  A computer system that can handle all the complexities of managed care providers and their fee schedules. Speed and accuracy in the re-pricing of medical bills is essential as we deal directly with doctors' offices on a continuous basis. Accordingly, we have developed in-house systems to accomplish the eligibility verification and re-pricing of medical bills in seconds. We are currently in the process of installing updated re-pricing systems which were purchased from a recognized vendor source.

  •
  A staff with managed care backgrounds to interact with the healthcare providers. Managed care is an art and a science and not everyone has the background to identify professionally and courteously with the thousands of people representing the providers in the network. Our staff is adequately trained to provide not only customer support, but also provide member steerage so that our members are able to achieve additional medical savings by obtaining the best rates even within the same medical provider network. The backgrounds of our staff include managing of claims offices, insurance sales, management of utilization review nurses, managing of physicians and physicians groups, hospital management, captive physician management, self-funding of healthcare, healthcare finance, sales and management of managed care software, physician "front offices", preferred provider organization contracting and fee schedule development.

  •
  A commitment to "hands on" customer service for both the patient-member and the healthcare provider. Most physicians and hospitals are in multiple preferred provider organization networks and do not know the negotiated rates at the time and point of healthcare service. We believe it is important that our services allow these providers to contact us at the time and point of service for this information so that they can immediately collect the amounts due for the services provided; and

  •
  Introdution of a medical savings program. During the fourth quarter of 2002, we began a medical savings program by requesting that our members escrow funds with us so that our healthcare providers receive payment at the time medical care is provided, thus helping to assure the likelihood that healthcare providers will be paid on a timely basis. This medical savings program is offered through our Total Care and Essential Care programs.

        The combination of these elements has allowed us to become the "patient advocate." We routinely assist our program members in saving 15% to 50% on their medical bills, and frequently more by steering them to the most cost effective healthcare providers in their area. We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party. We facilitate the financial transaction between the healthcare provider and patient-member to allow the provider to receive immediate payment. Finally, because the patient-member is directly responsible for a significant portion of his or her medical expenses, the patient has an incentive to minimize utilization to achieve cost savings, regardless of whether the patient has a high deductible insurance policy or is self-insured.

        Our membership program encompasses all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, air ambulance, 24-hour nurse hotline assistance, and long term care. This program also includes participation in the Precis Instacare SmartCard program. Memberships in our Care Entrée programs range from $9.95 to $69.95 per month per family depending on the selected options and include a one-time enrollment fee of $20.00 to $30.00.

        MEMBERSHIP SERVICE PROGRAM INDUSTRY.    Vendors for the marketing of their products and services increasingly utilize membership service programs. Membership service programs offer selected products and services from a variety of vendors with the objective of enhancing the existing relationship between businesses and their customers. These programs are offered and sold in connection with point-of-sale transactions or by various methods of direct marketing. We believe that marketing through membership service programs is one of the fastest growing areas of direct marketing. When designed, marketed, and managed effectively, membership service programs can be of significant value to:

  •
  consumers, who become members of the membership program;

  •
  vendors, through sales and marketing of their products and services; and

  •
  clients, through which the program memberships are offered and sold in connection with other point-of-sale transactions through sharing in the membership fees, or through receipt of royalties and fees when offered utilizing clients' customer lists.

        Consumers are increasingly confronted with a growing number of product and service choices that are advertised and offered to consumers, through media ranging from network and cable television, to traditional print media to the Internet. Furthermore, increasingly consumers, especially dual income couples, have limited time to devote to making informed and efficient purchasing decisions. We believe that a well-designed membership service program allows consumers to make purchase decisions on a more informed, efficient, and convenient basis through access to the information services, discounted products, and services, and other types of assistance offered by such programs.

        Product vendors and service providers are seeking more cost-effective and efficient methods to expand their customer base and market share, other than through the traditional mass-marketing channels of distribution. In addition, vendors are seeking to reach new customers, strengthen relationships with existing customers and generate new, predictable recurring sources of revenues. We believe membership service programs provide vendors a viable, cost-effective alternative to the traditional mass-marketing distribution channels.

        Historically, issuers of credit cards have been the most prevalent users of membership service programs. However, in recent years there has been a significant increase in the use and offering of membership programs by other businesses, including healthcare services companies, rental-purchase companies, retailers and employers. In most cases, these businesses seek professional marketing assistance to successfully design, market, and manage the membership service programs they offer. These marketing firms, like ours, are able to:

  •
  apply advanced database systems to capture, process and store consumer and market information;

  •
  develop consumer profiles and purchasing trends, both in terms of products and services;

  •
  use their experience to provide effective membership service programs; and

  •
  realize economies of scale.

        In addition, a general requirement of the designer and provider of membership service programs is that the provider has the expertise to continue to introduce unique new programs. In some cases, the businesses expect the provider of membership service programs to have such resources as extensive vendor networks and experienced management teams in order to not only design the program but also to market the programs quickly and successfully at the retail level.

OUR WHOLESALE MEMBERSHIP SOLUTION—FORESIGHT

        Through our subsidiary, Foresight, Inc., Third Party Administrator ("T.P.A."), we design membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided with our and third-party vendors' products and services. We believe that our clients, their customers and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Memberships in our programs are offered in two ways. If the memberships are sold by an organization, generally in connection with a point-of-sale transaction, we refer to these programs and membership sales as wholesale programs. On the other hand, if we sell the memberships through direct contact with the consumer (via direct mail or other direct marketing distribution), we refer to these programs and membership sales as retail programs and sales. Substantially all of our membership service programs are offered and sold at wholesale by clients engaged in the rental-purchase industry. During 2002 and 2001, wholesale and retail program sales accounted for 99% and 98%, respectively, of Foresight's revenue. We intend to focus our future efforts on the design and marketing of wholesale programs for clients in numerous industries, some of which will utilize our smart card technology and healthcare products as enhancements.

        Through the design of our programs, we seek to address our clients' desires to obtain another source of income from these clients' customers through membership sales. In return for the wholesale sale of memberships, our clients collect the weekly or monthly membership fees and retain 40% to 80% of these fees depending on the products and services offered. The balance of these membership fees, 20% to 60%, is remitted to us. With respect to retail membership sales, clients providing the customer lists are entitled to royalties on sales to the clients' listed customers. The royalty payments range from 10% to 50% of the membership fees. The programs are designed and managed to strengthen the relationship between our clients and their customers. We believe that our programs offer members an economic, efficient and convenient method for the selection of products and services. Members are entitled to discounts for products and services, which may not otherwise be available to them. Vendors of products and services, offered and sold through the programs to members, are provided the opportunity to reach a large number of demographically targeted customers or consumers with minimal incremental marketing cost.

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

        With respect to membership service programs offered as retail programs, we utilize our database and experience to introduce new programs, as well as improve existing programs. Retail programs are generally offered through direct mail; however, other direct marketing methods are also employed. The offer and sale of retail programs provide clients with a rapid, inexpensive means to test and introduce new concepts, products and services to their customers.

SALES AND MARKETING CHANNELS

        Our programs are sold through two primary channels. Our Care Entrée healthcare programs are offered through a network marketing organization (initially organized in August 1997) and by way of our private label agreements with direct marketing or other sales organizatioins, including insurance agencies.

        NETWORK MARKETING.    Our independent representatives become marketing representatives by paying an enrollment fee (currently $99.95) and signing a standard representative agreement, and an annual renewal fee (currently $49.95). Independent marketing representatives are not required to be licensed insurance agents. Independent marketing representatives are paid a 25% commission on the membership fees of each member they enroll for the life of that member's enrollment with Care Entrée. Independent marketing representatives may also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of 30% in override commissions down through six levels of marketing representatives. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues attributable to the Care Entrée programs. We are currently contributing 5% of Care Entrée incremental revenues to these pools.

        On March 1, 2003, we initiated a new compensation structure which provides for an additional level of payout for those who market our healthcare membership program, increasing the total number of override commissions representatives can earn from six to seven levels. In addition, we are also paying a 100% commission on first month membership sales to qualifying representatives. The elimination of certain production bonuses and override commissions in the first month of sales offsets a significant amount of the expenses related to this change.

        The total regular or ongoing commissions payout, including overrides, on second month membership sales and onward remains unchanged at 55% of qualified membership sales.

        WHOLESALE MEMBERSHIP OR PRIVATE LABEL CLIENTS.    Primarily through our direct sales team we have also contracted with other companies under wholesale or private label arrangements. Under these agreements, we conduct all customer service and re-pricing operations and may also provide the fulfillment and collections services. The client performs all marketing functions. Wholesale and private label clients set their own retail prices for the product based on their commission and expense structure and income requirements.

BUSINESS OBJECTIVES AND PLAN

        Our objective is to sustain and expand our leadership position as a provider of unique membership service programs. Key elements of our business plan are as follows:

        CONTINUE TO DEVELOP UNIQUE SERVICE PROGRAMS FOR BROAD MARKETS.    Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups. We anticipate that this plan will allow us to obtain a larger share of the membership program market through existing marketing channels and through establishment of new client and customer relationships.

        In the fourth quarter of 2001, we started a new subsidiary of Precis under the name of SmartCare Insurance Agency, Inc. Through this agency; we are developing relationships with insurance companies that offer high deductible insurance policies and other complementary plans for sale by our marketing representatives who are also licensed insurance agents. Some insurance companies are developing products specifically for SmartCare. The use of these policies in conjunction with the Care Entrée program can provide a very affordable solution to individuals and groups who previously could not afford fully inclusive medical plans and assure payment to our providers.

        With respect to our wholesale membership programs, we continue to expand our existing distribution channels and seek new ones, including large and small banks, savings and loans and other financial institutions, association-based organizations and others. To date, most of our wholesale membership clients are involved in the rental-purchase business. We intend to continue to devote significant resources to selling our membership service programs to those companies involved in the rental-purchase industry. In addition, we have developed new wholesale membership programs for the retail-furniture, check-cashing, payday-loan and consumer-finance industries. As part of this business plan, we intend to continue to develop service programs that can be easily modified to address the needs of a particular channel of distribution.

        CONTINUE TO DEVELOP A RECURRING REVENUE BASE.    Membership renewals are not a characteristic of or expected with respect to our programs because the membership is continuous until the member voluntarily terminates the plan or its relationship with a client. Growth in recurring revenue from the Care Entrée product is dependent on the marketing representatives continuing to market the Care Entrée program memberships and recruit new downline independent marketing representatives. We intend to continually increase our support for representatives to maximize the volume generated through this sales channel. Recurring revenue from wholesale and private label clients is dependent upon the client continuously marketing our products to their customer base. We intend to continue to focus our efforts on retaining our existing and obtaining new wholesale and private label clients through our direct sales team.

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

        PROVIDE HIGH QUALITY CUSTOMER SERVICE.    In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. We have developed a proprietary computer database system that provides customer service representatives immediate access to provider demographic data, re-pricing information and member information, including the components of each member program or plan and the details a member requires to properly utilize the program. Members may obtain assistance through our customer service representatives during regular, and extended business hours.

        DEVELOP AND MARKET INNOVATIVE PRODUCT OFFERINGS.    We recently began offering a medical savings program to provide greater assurance that healthcare providers would be paid on a timely basis. Our members deposit money into their individual escrow accounts on a monthly basis from which healthcare services are paid in whole or in part. A member's ability to pay is then certified prior to treatment or hospitalization based in part on the balance of the member's escrow account.

MEMBERSHIP SERVICE PROGRAMS

        CONSUMER HEALTHCARE SAVINGS PROGRAMS.    As of December 31, 2002, we had five consumer healthcare savings programs:

          TOTAL CARE PROGRAM—$69.95 per family per month, includes access to savings on hospitals, doctors, ancillary services, dentists, vision care, LASIK-laser vision correction, Instacare emergency card, hearing aids, prescription medications, alternative care, chiropractors, 24-hour health hotline, $2,000 excess accident medical benefit and three month membership fee continuation for involuntary unemployment.

          ESSENTIAL CARE PROGRAM—$49.95 per family per month, includes access to savings on doctors, ancillary services, dentists, vision care, LASIK-laser vision correction, hearing aids, prescription medications, alternative care, chiropractors, 24-hour health hotline, $2,000 excess accident medical benefit and three month membership fee continuation for involuntary unemployment.

          CHOICE CARD PROGRAM—$24.95 per family per month, includes access to savings on 24-hour health hotline, Instacare emergency card, hearing aids, prescription medications, vision care, dentists and long term care services.

          DENTAL PLUS PROGRAM—$19.95 per family per month, includes access to savings on dentists, 24-hour hotline, hearing aids, prescription medications, vision care, alternative care and chiropractors.

          PRESCRIPTION PLUS PROGRAM—$9.95 per family per month, includes access to savings on prescription medications, vision care and hearing aids.

        Members pay a one-time $30 or $20 (depending on the program) processing fee at the time of enrollment. Most members pay for the program on a monthly basis, either through automatic bank draft or credit card draft, although some elect to have their accounts drafted on a quarterly basis. Individuals who do not wish to be billed rather than have their accounts drafted are required to make a six-month or annual payment. Groups of five or more can also choose to be billed on a monthly basis.

        Members may cancel their membership at any time by returning their identification cards, along with a written notice of cancellation. Under our program there is a 30-day money back guarantee so that if a member is not completely satisfied with the program, the member will be refunded the program fee upon the return of the identification cards. The processing fee is non-refundable.

        Upon enrollment, new members receive a member kit that includes instructions on using the program, directories for their area and identification cards.

        WHOLESALE MEMBERSHIP PROGRAMS.    As of December 31, 2002, we had four wholesale membership programs:

          FORESIGHT PREFERRED CUSTOMER CLUB(SM)—We developed this program specifically for clients in the rental-purchase and retail furniture industry. The program consists of a basic package of consumer benefits, combined with insurance coverage selected by the client. Clients may choose the standard design with accompanying marketing materials, or customize their program using their own name, logo and corporate "look."

          CHOICE(SM) CHECKING PLANS—Faced with increasing competition from larger financial institutions as well as non-bank competitors, the importance of establishing proven, loyalty-building programs is a high priority in the banking industry. We developed several different programs consisting of various insurance, travel and discount benefits designed to appeal to specific segments within the financial institution customer base including students and middle income and age market, high-balance affluent and mature market customers. Each program is typically offered in conjunction with several financial services offered by the financial institution itself.

          VIP CLUB—We designed the VIP Club as a supplemental benefits program for employee groups. The program includes access to national discount networks for prescription drugs, dental services and vision products and other consumer-oriented benefits and services. We market the VIP Club on a retail basis to associations and employee groups.

          SELECT CLUB—We developed this program for clients of consumer finance companies. This program consists of accidental death and dismemberment coverage, travel and discount benefits, entertainment and other similar discount programs, as well as access to discounts for prescription drugs, dental services and vision products.

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

NETWORK CONTRACTS

        We contract with numerous preferred provider organization and other medical networks for access to their negotiated rates. We do not contract directly with any medical providers. We only select and utilize those networks that we believe can deliver adequate savings to our members, while providing support for our program with the healthcare providers. We pay each network utilized a per member per month amount for use of the network. Each network is only paid for those members authorized to utilize the network. Most of our network contracts are generally for a one-year term, with subsequent one-year renewal terms at our or the network's option. Networks may cancel their contracts with us, but in most cases, subject to notice provisions to provide time to locate a substitute network. Most of ours network contracts are not exclusive, but have requirements that the we and the network maintain the confidentiality of the terms of the contract. Our principal preferred provider organization through which our members receive savings on healthcare services through our Care Entrée program is Private Healthcare Systems, Inc. Our current contract expires in December 2003, requiring renegotiation and extension and in the event we are unable to do so, we will need to obtain another preferred provider organization on a timely basis.

CUSTOMER SERVICE

        We believe that a high level of customer service is critical to the success of its program. We provide customer service for three types of individuals or organizations:

  •
  Our marketing representatives so that they can be more effective in selling the program;

  •
  Our members in order to assure that they achieve the best available savings when utilizing the program;

  •
  The providers, who require assistance in (a) understanding how the program works for them and (b) in verifying eligibility and identifying what to bill the patient for each procedure performed.

        Toll free support is provided for the members and providers. We maintain our customer service center in Grand Prairie, Texas, with a total of 47 customer service representatives as of December 31, 2002. Our member service center is available Monday through Thursday from 7:30 a.m. to 9:00 p.m. central time and 7:30 a.m. to 6:00 p.m. on Friday. Our marketing representative service center is available Monday through Thursday from 7:30 a.m. to 7:00 p.m. central time and 7:30 a.m. to 6:00 p.m. on Friday. Our provider service center is available Monday through Thursday from 7:30 a.m. to 9:00 p.m. central time and 7:30 a.m. to 6:00 p.m. central time on Friday and our third-party administrator service center is available 24 hours a day seven days a week. All new customer service representatives must have a medical background, either processing insurance claims or working in a medical office. Extensive on-the-job training is also provided to them. Utilizing our systems, the customer service representatives are able to provide friendly but efficient service to our members, marketing representatives, and networks and care providers.

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

TECHNOLOGY

        We have made substantial investments in our proprietary technology and management information systems. These systems were designed in-house and are used in all aspects of our business, including:

  •
  maintaining member eligibility and demographic information;

  •
  maintaining representative information including genealogy reporting;

  •
  paying commissions;

  •
  maintaining a database of all providers and providing provider locator services;

  •
  re-pricing medical bills;

  •
  drafting members accounts on a monthly basis; and

  •
  tracking of cash receipts and revenues.

        We are currently in the process of converting our technology and management information systems. These systems were designed with the assistance of an outside consultant group and are expected to be fully functional by the end of the third quarter of 2003. These systems will allow for more-timely processing of business transactions and will contain e-commerce capabilities.

        We have also established extensive web-sites for our programs that provide information about the program, allow for provider searches and allow new members and representatives to enroll on-line. The web sites also allow representatives, through a password-protected area to access support and training files and to view their genealogy and commission information. The web-sites are set up as "self-replicating" web-sites to allow representatives a copy of the web-sites under a unique web address.

WHOLESALE PROGRAM CLIENT CONTRACTUAL ARRANGEMENTS

        Our ability to market program memberships under our Foresight subsidiary is dependent upon continuing and establishing new client relations. The arrangements with our clients are pursuant to written agreements that set forth our and the client's responsibilities, obligations, and entitlements, including collection of membership fees and, as applicable, payment of royalties. Clients that sell wholesale memberships generally are required to collect the membership fee and remit 20% to 60% of the membership fee to us and are entitled to retain the balance. Our client contracts are generally for an initial term of one year, which is automatically extended for a term of one year following the initial term. These contracts are subject to termination upon 90-days' written notice prior to expiration of the initial term or the extended term. Pursuant to these contracts, our clients are excluded from offering and selling similar membership service programs. Upon termination, we generally do not have any continuing relationship with the client's customers, although we are entitled to continue to receive our portion of the membership fees as collected by the retail client. Furthermore, for one year following termination of the contract, a retailer is not permitted to offer programs that are similar to our membership programs.

        With respect to those memberships sold by Foresight, pursuant to direct marketing methods, we obtain substantially all customer marketing information from customer lists supplied by our clients. Clients provide these lists for use in marketing a single, specific program that has been pre-approved by the client. Pursuant to contractual arrangements with these clients, we are obligated to collect the membership fees and remit 10% to 50% of the membership fees to the client that provided the customer list used to solicit the membership sales. Under our contractual arrangements with these clients we typically have the right to continue providing membership services directly to the client's customers even if the client terminates the contract. Our ability to market new retail programs to an existing customer base or an existing retail program to a new customer base is dependent on first obtaining approval from a client.

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

  •
  one or more of our key or other clients will not terminate its relationship with us;

  •
  if applicable, that clients will provide additional customer lists for use in our further marketing of new or existing membership programs; or

  •
  clients who terminate will be replaced on a timely basis, if at all.

        Any one of the foregoing may adverse affect upon our business, financial condition and results of operations.

GOVERNMENTAL REGULATION

        We are subject to federal, state and local laws, regulations, administrative determinations, court decisions and similar constraints (hereinafter "regulations"). These regulations include and pertain to, among others,

  •
  our Care Entrée membership program being regulated as an insurance company,

  •
  our product claims and advertising (including direct claims and advertising as well as claims and advertising by independent marketing representatives, for which we may be held responsible), and

  •
  our network marketing organization.

        POSSIBLE INSURANCE COMPANY REGULATION.    Our Care Entrée program is not an insurance program and is not subject to regulation as an insurance company or a seller of insurance. However, regulations in certain states currently regulate or restrict the offering of our programs.

        Infrequently, we receive inquires from insurance commissioners in various states that require us to supply information about our Care Entrée program, representatives, etc. to the insurance commissioner or other state regulatory agency. To date, these agencies have concurred with our view that these programs are not a form of insurance and are being sold in a proper manner. There is no assurance that this situation will not change in the future, and an insurance commissioner will successfully challenge our ability to offer our programs without compliance with state insurance regulation. Furthermore, there is the risk that a state will adopt regulations or enact legislation restricting the sale of our medical discount programs in the state.

        Our Care Entrée program is also subject to the review of the attorney generals in each state, particularly as it relates to the network marketing aspect of the program. The Care Entrée commission plan was designed to meet the requirements of each state, and we have had no challenges of the plan from any state attorney general. However, the laws in any state or the interpretation of these laws could change at any time and we may be prevented from selling membership in our Care Entrée programs as a result of the changes.

        Compliance with federal and state regulations is generally our responsibility. The medical discount program industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current, as well as newly enacted or adopted federal and state regulations, could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

  •
  non-compliance may cause us to become the subject of a variety of enforcement or private actions;

  •
  compliance with changes in applicable regulations could materially increase the associated operating costs;

  •
  non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

  •
  non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, representatives and consumers in general.

        PRODUCT CLAIMS AND ADVERTISING.    The Federal Trade Commission and certain states regulate advertising, product claims, and other consumer matters, including advertising of our products. All advertising, promotional and solicitation materials used by marketing representatives require our approval prior to use. The Federal Trade Commission may institute enforcement actions against companies for false and misleading advertising of consumer products. In addition, the Federal Trade Commission has increased its scrutiny of the use of testimonials, including those used by us and our marketing representatives. We have not been the target of Federal Trade Commission enforcement action.

        There is no assurance that:

  •
  the Federal Trade Commission will not question our advertising or other operations in the future;

  •
  a state will not interpret product claims presumptively valid under federal law as illegal under that state's regulations; or

  •
  future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

        We are also subject to the risk of claims by marketing representatives and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from distributors, customers or others. Remedies sought in such actions may include consent decrees and the refund of amounts paid by the complaining distributor or consumer, refunds to an entire class of distributors or customers or other damages, as well as changes in our method of doing business. A complaint based on the practice of one marketing representative, whether or not we authorized the practice, could result in an order affecting some or all of our marketing representatives in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

        NETWORK MARKETING ORGANIZATION.    Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. These regulations are generally directed at ensuring that advancement, within a network marketing organization, are based on sales of the organization's products rather than investment in the organization or other non-sales related criteria. For instance, in certain markets there are limits on the extent that marketing representatives may earn royalties on sales generated by marketing representatives that were not directly sponsored by the marketing representative.

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

        As of December 31, 2002, we had marketing representatives in 41 states and the District of Columbia. We review the requirements of various states, as well as seek legal advice, regarding the structure and operation of its selling organization to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our network operations, nor are we relying on a formal opinion of counsel to that effect. We accordingly are subject to the risk that, in one or more of our network marketing organization could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

        We are subject to the risk of challenges to the legality of our network marketing organization, including claims by our marketing representatives, both individually and as a class. Most likely these claims would be based on the network marketing organization allegedly being operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws, and the Racketeer Influenced and Corrupt Organizations Act. In the event of challenges to the legality of our network marketing organization by distributors, we would be required to demonstrate that our network marketing organization complies with applicable regulatory laws. A final ruling against us could result in a material liability. Moreover, even if we were successful in defending against these challenges, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of these challenges could adversely affect our revenues and ability to attract and retain marketing representatives.

        HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT COMPLIANCE.    In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that will become effective in April 2003. HIPAA and the applicable regulations impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers, and clearinghouses, are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. The effective date of these regulations is October 2002. We may be required to comply with certain aspects of these regulations.

        Our recently purchased re-pricing software systems are considered HIPAA compliant. We are also in the process of engaging a consulting firm to assist us in assessing the steps we will have to take in complying with all other HIPAA regulations. While this assessment is not yet complete, we believe compliance with these regulations may have a significant impact on our business operations. We have not yet completed a cost assessment of compliance with these regulations, and therefore cannot give assurance that these costs will not be material to us. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

COMPETITION

        CONSUMER HEALTHCARE SAVINGS PROGRAMS.    While the medical savings industry is still in its early stages, competition for members is becoming more intense. We offer membership programs that provide products and service similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of such products and services through other channels of distribution. Although not permitted under the current agreements with our representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Competition for new representatives is intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

        Our principal competitors are U.S. Health Advisors (National Health), AmeriPlan, Family Care (NAPP), Full Access Medical, and Medical Health Ventures (IAB). We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

        We distinguish ourselves from the competition through the offering of toll-free live customer service to the providers, as well as, the members. Our staff is adequately trained to provide not only customer support, but also member steerage so that our members are able to achieve additional medical savings by obtaining the best rates even within the same medical provider network. Additionally, through our subsidiary third-party administrator, Foresight, Inc., we offer an escrow account program that ensures payment to our hospital providers. We are not aware of any other competitor that offers customer service to the medical providers and members in this manner.

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

        We believe that the principal competitive factors in the consumer healthcare and wholesale membership industries, some of which are not within our control, may include:

  •
  the ability to maintain contracts with reputable preferred provider organization networks that offer substantial savings;

  •
  the ability to identify, develop and offer unique membership healthcare programs;

  •
  the quality and breadth of the programs offered;

  •
  the quality and extent of customer service;

  •
  the ability to offer substantial savings on the larger medical bills such as hospital and surgical bills;

  •
  the ability to combine the programs with affordable insurance plans that have high deductibles or set payment for hospitalization;

  •
  prices of products and service offered;

  •
  marketing expertise;

  •
  compensation plans for representatives;

  •
  the ability to hire and retain employees;

  •
  the development by others of member programs that are competitive with Capella Group's programs;

  •
  responsiveness to customer needs;

  •
  the ability to satisfy investigations on the part of state attorney generals, insurance commissioners and other regulatory bodies;

  •
  the ability to finance promotions for the recruiting of members and representatives; and

  •
  the ability to effectively market the product on the World Wide Web.

        To date we have effectively competed with our competitors and are considered a leader in the industry. However, there is no assurance that:

  •
  competitors will not develop their own software that re-prices medical bills and copy our customer service;

  •
  our competitors will not increase their emphasis on programs similar to our programs to more effectively compete with us;

  •
  our competitors will not recruit our independent marketing representatives by offering more attractive sales commissions;

  •
  our competitors will not provide programs comparable or superior to our programs at lower membership fees;

  •
  our competitors will not adapt more quickly to evolving industry trends or changing market requirements;

  •
  new competitors will not enter the market;

  •
  other businesses such as insurance companies or preferred provider organization networks will not themselves introduce competing programs; and

  •
  competitors may develop more effective marketing campaigns that more effectively utilize direct mail and television advertising.

        This increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially adversely affect our business, financial condition and results of operations.

EMPLOYEES

        As of December 31, 2002, we had 133 full-time employees. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees, or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages, and consider our employee relations to be good.

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

        The following factors and the matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not adversely affect—

  •
  the market price of our common stock;

  •
  our future operations;

  •
  our business;

  •
  our financial condition; or

  •
  our results of operations;

  •
  require significant reduction or discontinuance of our operations;

  •
  require us to seek a merger partner; or

  •
  require us to sell additional stock on terms that are highly dilutive to our shareholders.

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

OUR REVENUES ARE PRIMARILY DEPENDENT ON THE INDEPENDENT MARKETING REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.

        Our success and growth depend in large part upon our ability to attract, retain, and motivate the network of independent marketing representatives who principally market our Care Entrée discount healthcare program. Our independent marketing representatives typically offer and sell the Care Entrée program on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our Care Entrée program. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our Care Entrée program and operations.

        Under our network marketing system, the marketing representatives' downline organizations are headed by a relatively small number of key representatives who are responsible for a substantial percentage of our total revenues. The loss of a significant number of marketing representatives, including any key representatives, for any reason, could adversely affect our revenues and operating results, and could impair our ability to attract new distributors.

DEVELOPMENT AND MAINTENANCE OF COMMERCIAL RELATIONSHIPS WITH PREFERRED PROVIDER ORGANIZATIONS ARE CRITICAL.

        As part of our business operations, we must develop and maintain relationships with preferred provider organizations within each market area that our Care Entrée program is offered. Development and maintenance of these relationships with healthcare providers within a preferred provider organization is in part based on professional relationships and the reputation of our management and marketing personnel. Because many members that receive healthcare services are self-insured and responsible for payment for the healthcare services, failure to pay or late payment by members may negatively affect our relationship with the preferred provider organizations. Consequently, preferred provider organization relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships and failures to pay for services received. The loss of a preferred provider organization within a geographic market area may not be replaced on a timely basis, if at all. The loss of a preferred provider organization for any reason could have a material adverse effect on The Capella Group's and our business', financial condition, and results of operations.

WE CURRENTLY RELY HEAVILY ON ONE KEY PREFFERED PROVIDER ORGANIZATION.

        Private Healthcare Systems, Inc. is the principal preferred provider organization through which our members receive savings on healthcare services through our Care Entrée program. The loss of Private Healthcare Systems as a preferred provider organization or disruption of our members' access to this preferred provider organization could adversely affect our business. While we currently enjoy a good relationship with Private Healthcare Systems, there are no assurances that we will continue to have a good relationship with this provider in the future, or that the provider may choose to partner with one of our competitors or compete directly with our Care Entrée program.

WE FACE COMPETITION FOR MARKETING REPRESENTATIVES AS WELL AS COMPETITIVE OFFERINGS OF HEALTHCARE PRODUCTS AND SERVICES.

        Although the medical savings membership industry is in the early stages of its development, competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of such products and services through other channels of distribution. Although not permitted under the current agreements with our marketing representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Furthermore, marketing representatives have a variety of products that they can choose to market, whether competing with us in the healthcare market or not. Our business operations compete in two channels of competition. First, we compete based upon the healthcare products and services offered. These competitors include companies that offer healthcare products and services through membership programs much like our programs, as well as insurance companies, preferred provider organization networks and other organizations which offer benefit programs to their customers. Second, we compete with all types of network marketing companies throughout the U.S. for new representatives. Many of our competitors have substantially larger customer bases and greater financial and other resources.

        We provide no assurance that our competitors will not provide healthcare benefit programs comparable or superior to our programs at lower membership prices or adapt more quickly to evolving healthcare industry trends or changing industry requirements. Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could adversely affect our business, financial condition and results of operations. There is no assurance that we will be able to compete effectively with current and future competitors.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION MUCH LIKE AN INSURANCE COMPANY.

        The membership and healthcare benefits we offer are sold without license by any federal, state, or local regulatory licensing agency or commission. In comparison, companies that provide insurance benefits and operate healthcare management organizations and preferred provider organizations are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. In the future, state insurance regulatory agencies and commissions may determine that our Care Entrée programs are subject to governmental regulation, which may adversely affect or limit our future operations.

WE HAVE A FIDUCIARY RESPONSIBILTY TO OUR MEMBERS THROUGH OUR TOTAL CARE AND ESSENTIAL CARE PROGRAM OFFERINGS.

        In 2002, we initiated a medical savings program through our Total Care and Essential Care programs that is processed through our subsidiary Foresight as a third-party administrator. Under this medical savings program, funds collected from members are held in escrow for the benefit of the member as a source of payment for healthcare services obtained through our Total Care and Essential Care programs. Under the medical savings program we have a fiduciary responsibility to our members for the funds held for their benefit much like a trustee. In the unforeseen event of a loss of these funds while being held by us or our failure to implement and maintain adequate internal controls, we will be responsible and liable to the affected members for any such loss, including any consequential damages suffered by the members, which liability could be substantial.

THE FAILURE OF OUR NETWORK MARKETING ORGANIZATION TO COMPLY WITH FEDERAL AND STATE REGULATION COULD RESULT IN ENFORCEMENT ACTION AND IMPOSITION OF PENALTIES, MODIFICATION OF OUR NETWORK MARKETING SYSTEM, AND NEGATIVE PUBLICITY.

        Our network marketing organization is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity, and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. These regulations are generally directed at ensuring that product and service sales are ultimately made to consumers (as opposed to other marketing representatives) and that advancement within the network marketing organization is based on sales of products and services, rather than on investment in the company or other non-retail sales related criteria.

        The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of:

  •
  the evolving interpretations of existing laws and regulations; and

  •
  the enactment of new laws and regulations pertaining in general to network marketing organizations and product and service distribution.

Accordingly, there is the risk that our network marketing system could be found to not comply with applicable laws and regulations, that could then:

  •
  result in enforcement action and imposition of penalty;

  •
  require modification of the marketing representative network system;

  •
  result in negative publicity; or

  •
  have a negative effect on distributor morale and loyalty.

        Any of these consequences could have a material adverse effect on our results of operations as well as our financial condition.

THE LEGALITY OF OUR NETWORK MARKETING ORGANIZATION IS SUBJECT TO CHALLENGE BY OUR MARKETING REPRESENTATIVES, WHICH COULD RESULT IN SIGNIFICANT DEFENSE COSTS, SETTLEMENT PAYMENTS OR JUDGMENTS, AND COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

WE CURRENTLY HAVE NOT FULLY EVALUATED OUR EXPOSURE AND LIABILITY RELATING TO THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILTY ACT OF 1996.

        In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that will become effective in April 2003. HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. The effective date of these regulations is October 2002. We may be required to comply with certain aspects of these regulations. Furthermore, our compliance with these regulations, if applicable, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

OUR PROGRAM MARKETING ACTIVITIES THAT ARE CONDUCTED BY OUR SUBSIDIARY FORESIGHT ARE DEPENDENT UPON OUR CLIENTS.

        In carrying out our program marketing activities through our subsidiary Foresight, Inc., we are depend on our clients utilizing our services to design membership programs for their customers. The client prior to presentation to the client's customers approves each marketing program.

        Our client relationships are pursuant to written agreements that typically may be terminated pursuant to 90-day written notice prior to end to the term of the agreement without cause and without penalty. Generally, upon termination, the client may not offer similar products or services for a one-year period; however, we are not prohibited from continuing to offer or provide membership services and products directly or indirectly to the client's individual customers. If the agreement is terminated due to our default, we are prohibited from renewing memberships and the client has the right to cause us to terminate our relationship with existing program members. Events that constitute default include events outside our control, including acts and omissions by our third-party product and service vendors or providers. There is no assurance that our clients will not terminate their relationships with us or cease to provide additional customer lists for our use in further marketing of new or existing membership programs.

WE ARE CURRENTLY IMPLEMENTING A NEW MANAGEMENT INFORMATION SYSTEM.

        In 2002, we began the implementation a new management information system. We are currently transitioning to our new management information system. There is no assurance that we will be able to continue operating without experiencing any disruptions in our operations or that our relationships with our members, marketing representatives or providers will not be adversely affected.

WE ASSUMED A CONTINGENT TAX LIABILITY IN CONNECTION WITH OUR MERGER-ACQUISITION OF FORESIGHT.

        In January 1999, Universal Marketing Services, Inc., the former parent of our wholly-owned subsidiary, Foresight, Inc., purchased the outstanding common stock Foresight for $4,540,000. Universal Marketing Services agreed to indemnify the shareholders of Foresight for the increase in federal income taxes, and any applicable penalties to the extent that the reported $4,532,000 of the purchase price does not qualify for long-term capital gain treatment. In connection with our merger-acquisition of Foresight, we assumed the indemnification obligation of Universal Marketing Services.

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

WE HAVE MANY COMPETITORS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH MAY LEAD TO A LACK OF REVENUES AND DISCONTINUANCE OF OUR OPERATIONS.

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

        Due to competitive market forces, we may experience price reductions, reduced gross margins and loss of market share in the future, any of which would result in decreases in sales and revenues. These decreases in revenues would adversely affect our business and results of operations and could lead to discontinuance of operations. There can be no assurance that:

  •
  we will be able to compete successfully;

  •
  our competitors will not develop membership programs that render our programs less marketable or even obsolete; or

  •
  we will be able to successfully enhance our programs when necessary.

THE GOODWILL AND OTHER INTANGIBLE ASSETS ACQUIRED PURSUANT TO OUR ACQUISITIONS OF THE CAPELLA GROUP AND FORESIGHT MAY BECOME IMPAIRED AND REQUIRE THE WRITE-DOWN OF OUR INTANGIBLE ASSETS AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE WHICH MAY BE SUBSTANTIAL.

        In connection with our acquisitions of The Capella Group and Foresight, we recorded goodwill and other intangible assets that, at December 31, 2002, had an aggregate asset value of $21,077,284. In the event these intangible assets are determined to be impaired for any reason, we will be required to write-down or reduce the value of these assets and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to vote of our security holders during the three months ended December 31, 2002.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is traded in the over-the-counter market and is quoted on the Nasdaq SmallCap Market System under the symbol PCIS. Prior to February 9, 2000, there was no public trading market for our common stock. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions. The following table sets forth the high and low closing sale prices of our common stock during the calendar quarters presented, as reported by the Nasdaq SmallCap Market System.

        For more information on us, please refer to our website at www.precis-pcis.com.

	CLOSING SALE PRICE
	COMMON STOCK
QUARTER ENDED
	HIGH	LOW
March 31, 2002	$15.41	$10.10
June 30, 2002	15.95	8.51
September 30, 2002	11.00	5.60
December 31, 2002	7.40	3.82
March 31, 2001	4.50	1.56
June 30, 2001	5.25	3.15
September 30, 2001	4.61	3.55
December 31, 2001	14.01	3.87

        On March 17, 2003, the closing sale price of the common stock as quoted on the Nasdaq SmallCap Market was $3.15. On March 17, 2003, there were approximately 3,020 holders of our common stock.

        The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by:

  •
  variations in quarterly operating results;

  •
  changes in earnings estimates by analysts;

  •
  adverse earnings or other financial announcements of our customers or clients;

  •
  announcements and introductions of product or service innovations or new contracts by us or our competitors; and

  •
  general stock market conditions.

        In order to continue inclusion of our common stock on the Nasdaq SmallCap Market the minimum listing requirements must be met. If we fail to meet the minimum requirements, our common stock will be de-listed by Nasdaq and will become tradable on the over-the-counter market, which will adversely affect the sale price of our common stock. In this event, our common stock will then be traded in the over-the-counter market and may become subject to the "penny stock" trading rules.

        The over-the-counter market is volatile and characterized as follows:

  •
  the over-the-counter securities are subject to substantial and sudden price increases and decreases;

  •
  at times the price (bid and ask) information for the securities may not be available;

  •
  if there are only one or two market makers, there is a risk that the dealers or group of dealers may control the market in our common stock and set prices that are not based on competitive forces; and

  •
  the actual sale price ultimately obtained for a block of stock may be substantially below the quoted bid price.

        Consequently, the market price of our common stock will be adversely affected if our common stock ceases to be included on the Nasdaq SmallCap Market.

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

UNREGISTERED SECURITIES SOLD DURING PRECEDING THREE YEARS

        1999 PRIVATE PLACEMENT OFFERING.    In July 1999, we completed our private offering of 300,000 shares of our common stock for $2.00 per share. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. These shares of common stock were purchased by 36 individuals, corporations and trusts for gross proceeds of $600,000. Each purchaser was an "accredited investor" within the meaning of Rule 501(a). The common stock was offered and sold by Barron Chase Securities, Inc. Barron Chase received sales commissions of $60,000 ($.20 per share) and a non-accountable expense allowance of $18,000 ($.06 per share). The net proceeds of this offering were approximately $475,000 ($1.58 per share) after deduction of our other offering costs.

        FORESIGHT, INC. MERGER-ACQUISITION.    On December 7, 2000, we completed the merger-acquisition of Foresight, Inc.. In completion of this merger-acquisition, we issued 500,000 shares of our common stock and 166,667 shares of our Series A convertible preferred stock to Paul A. Kruger and Mark R. Kidd in exchange for the outstanding capital stock of Foresight, Inc. Further, at closing of the merger-acquisition of Capella Group, we issued and delivered 1,250,000 shares of our common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that our consolidated income before tax expense (as adjusted) for 2001 exceeds $1,750,000, assuming merger-acquisition of Capella Group was completed on January 1, 2001. Messrs. Kruger and Kidd were issued 2,065,202 shares of our common stock on February 7, 2002. In addition, we granted Barron Chase Securities, Inc. stock options exercisable for the purchase on or before June 30, 2003 of 200,000 shares of our common stock for $9.37 per share. These options were granted for the investment banking financial services and consulting advice provided by Barron Chase Securities in valuing and structuring the merger. These offerings were made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. There were no sales commissions or other fees paid in connection with the merger-acquisition, other than granting of the stock options.

        THE CAPELLA GROUP, INC. MERGER-ACQUISITION.    On June 8, 2001, we completed the merger-acquisition of The Capella Group, Inc. In completion of this merger-acquisition, we issued 2,775,000 shares of our common stock to the shareholders of The Capella Group, Inc. in exchange for the outstanding capital stock of The Capella Group, Inc. In addition, we agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group's income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The former shareholders of The Capella Group were issued 2,735,085 shares of common stock on February 7, 2002. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. As part of the merger-acquisition of The Capella Group, Inc., two of our directors, Messrs. John Simonelli and Larry E. Howell were paid consulting fees of $190,335 each for their assistance and consulting services. There were no sales commissions or other fees paid in connection with the merger-acquisition.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

SELECTED FINANCIAL DATA

        The selected financial data presented below for each of the three years ended on December 31, 2002, 2001 and 2000 and as of December 31, 2002 and 2001 have been derived from our consolidated financial statements included elsewhere in this report.

	For the Year Ended December 31,
	2000	2001	2002
Statement of Operations Data:
Product and service revenues (1)	$595,182	$21,056,164	$43,115,666

Operating expenses—
Cost of operations (1)	386,222	7,399,283	11,543,406
Product deployment and research and development	44,392	—	—
Sales and marketing	295,942	7,164,323	17,059,248
General and administrative	531,058	3,218,261	6,095,360

Total operating expenses (1)	1,257,614	17,781,867	34,698,014

Operating income (loss)	(662,432)	3,274,297	8,417,652

Other expense (income)—
Interest income and expense, net	(201,252)	(81,278)	64,437
Amortization of goodwill	15,214	578,651	—

Total other expense (income)	(186,038)	497,373	64,437

Earnings (loss) before income taxes	(476,394)	2,776,924	8,353,215
Provision for income taxes	—	175,846	2,874,852

Net earnings (loss)	(476,394)	2,601,078	5,478,363
Preferred stock	16,000	236,000	14,137

Net earnings (loss) applicable to common stockholders	$(492,394)	$2,365,078	$5,464,226

Earnings per share:
Basic	$(0.21)	$0.30	$0.46
Diluted	$(0.21)	$0.29	$0.46
Weighted average number of common shares outstanding:
Basic	2,296,000	8,000,042	11,790,650
Diluted	2,296,000	8,051,607	11,996,222
Cash Flows Data:
Net cash provided by (used in) operating activities	$(685,267)	$3,079,496	$3,989,546
Net cash provided by (used in) investing activities	$193,333	$(1,702,612)	$(920,408)
Net cash provided by (used in) financing activities	$5,011,769	$(2,162,615)	$(1,212,977)
	December 31,
	2001	2002
Balance Sheet Data:
Cash and cash equivalents	$3,755,642	$5,611,803
Current assets	5,089,875	9,206,295
Working capital	549,473	4,891,509
Total assets (1)	29,326,060	35,055,686
Current liabilities (1)	4,540,402	4,314,786
Total liabilities	4,918,865	5,574,014
Stockholders' equity	24,407,195	29,481,672

(1)
Certain reclassifications have been made to prior period financial information to conform to the current presentation of the financial information.

BACKGROUND

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

        On December 7, 2000, pursuant to a merger-acquisition Foresight, Inc. became our wholly-owned subsidiary. In connection with this acquisition, we issued and delivered 166,667 shares of our series A preferred stock and 500,000 shares of our common stock. As a condition of the Capella Group acquisition, Paul A. Kruger and Mark R. Kidd, the former shareholders of Foresight, agreed to waive their rights to receive additional shares of our common stock based upon our consolidated net income before tax expense (as adjusted) for the years 2002 and 2003. In consideration for this waiver and agreement, at closing of the merger-acquisition of Capella Group, we issued and delivered 1,250,000 shares of our common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that our consolidated income before tax expense (as adjusted) for 2001 exceeds $1,750,000, assuming merger-acquisition of Capella Group was completed on January 1, 2001. The total additional earnout amounted to 4,800,287 shares that were issued on February 7, 2002.

        Prior to these merger-acquisitions, we designed, marketed, implemented and serviced smart card products. As a result of these acquisitions, our business focus and product offerings became those of Capella and Foresight and our smart card technology and products began to be offered primarily in conjunction with and as enhancements of The Capella Group's and Foresight's products and services. Consequently, our operations and the results of operations since June 8, 2001 and December 7, 2000, respectively, are not comparable to the operations conducted and results of operations obtained prior to these dates.

OVERVIEW

        CONSUMER HEALTHCARE SAVINGS SOLUTIONS.    We offer savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée. We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée program members. However, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.

        Independent representatives may enroll as independent marketing representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions equal to 25% of the membership fees of members they enroll for the life of that members' enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. We pay a total of 30% in override commissions down through six levels. We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive bonuses of up to 5% of our incremental revenues in these programs.

        On March 1, 2003, we initiated a new compensation structure which provides for an additional level of payout for those who market our healthcare membership program, increasing the total number of override commissions representatives can earn from six to seven levels. In addition, we are also paying a 100% commission on the first month of membership sales to qualifying representatives. The elimination of certain production bonuses and override commissions in the first month of sales offsets a significant amount of the expenses related to this change.

        The total regular or ongoing commissions payout, including overrides, on second month membership sales and onward remains unchanged at 55% of qualified membership sales.

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

WHOLESALE MEMBERSHIP SOLUTION

        We also design membership programs for rental-purchase companies, financial service organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts. Program members are offered and provided our third-party vendors' products and services. We believe that our clients, their customers, and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Most of our memberships are sold by third-party organizations, generally in connection with a point-of-sale transaction. We refer to these programs and membership sales as wholesale programs. Some of our wholesale programs utilize our SmartCard technology and products as enhancements.

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

INTERNAL ACOUNTING CONTROL REVIEW

        Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, including those of our consolidated subsidiaries, were made known to them in their capacities as executive officers, particularly during the period that this report was prepared. These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered, and have reported this conclusion to our auditors and audit committee. In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls. Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

CRITICAL ACCOUNTING POLICIES

        REVENUE RECOGNITION.    We recognize membership revenues in the month the member joins the program. Membership revenues are reduced by the amount of refunds incurred. Subsequent to the initial membership month, membership revenues are recognized on each monthly anniversary date.

        Membership and Independent Marketing Representatives Enrollment Fees:    Membership enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period, which on average is less than 12 months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the contract.

        COMMISSION EXPENSE.    Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in our Care Entrée program. Commissions are only paid in the following month when the related monthly membership fees have been received. We do not pay advanced commissions on membership sales.

RESULTS OF OPERATIONS

        The following table sets forth selected results of our operations from our consolidated financial statements for the years ended December 31, 2002, 2001 and 2000 as a percent of total revenue for the years presented.

	For the Year Ended December 31,
	2000	2001	2002
Product and service revenues	100%	100%	100%

Operating expenses:
Cost of operations	65	35	27
Product deployment and research and development	7	—	—
Sales and marketing	50	34	40
General and administrative	89	15	14

Total operating expenses	211	84	81

Operating income (loss)	(111)	16	19

Other expense (loss):
Interest expense (income), net	(34)	—	—
Amortization of goodwill	3	3	—

Other expense (loss)	(31)	3	—

Net earnings (loss) before taxes	(80)	13	19
Provision for income taxes	—	—	7

Net earnings (loss)	(80)%	13%	12%

COMPARISON OF 2002 AND 2001

        PRODUCT AND SERVICE REVENUES.    During the year ended December 31, 2002, revenues were $43,115,666, an increase of $22,059,502 or in excess of 100%, from $21,056,164 during 2001. The increase was attributable to the full year of combined operations of The Capella Group, Inc., during 2002 compared to the seven months of combined operations during 2001, and the continuing membership growth in our Care Entrée healthcare savings membership program. For the year ended December 31, 2002, approximately 90% of revenues were attributable to this membership program.

        COST OF OPERATIONS.    Cost of operations for the year ended December 31, 2002 increased $4,144,123 or 56.0% to $11,543,406 from $7,399,283 during 2001. The increase was attributable to the operations of The Capella Group, Inc., that were acquired in June 2001, as well as the costs associated to support the growth in our operations. Cost of operations represented 26.8% of revenues during the year ended December 31, 2002, while in 2001 cost of operations represented 35.1% of revenues. This decrease was attributable to a higher utilization of our customer service staff and other personnel in support of the increase in our healthcare savings membership base.

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses increased $9,894,925 or in excess of 100%, to $17,059,248 during the year ended December 31, 2002 from $7,164,323 during 2001. Sales and marketing expenses represented 39.6% and 34.0% of the revenues during the year ended December 31, 2002 and 2001, respectively. This increase was attributable to a full year of combined operations of The Capella Group, Inc., during 2002 compared to the seven months of combined operations during 2001 and the substantial increase in our commissions paid to our network of independent marketing representatives. Because of the manner in which the membership service programs, other than the Care Entrée membership program are marketed, the associated sales and marketing expenses are significantly less as a percent of revenues compared to the sales and marketing expenses associated with the Care Entrée membership program, which is marketed through our independent marketing representatives.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses increased $2,877,099 or 89.4% to $6,095,360 during the year ended December 31, 2002 from $3,218,261 during 2001. This increase was attributable to an increase of costs associated with the acquired operations of The Capella Group, Inc., as well as the increased costs to support the growth in our operations. General and administrative expenses represented 14.1% and 15.3% of revenues for the year ended December 31, 2002 and 2001, respectively. The marginal improvement in general and administrative expenses as a percentage of revenues was primarily due to the additional revenue, resulting from the significant membership growth in our healthcare savings program.

        TOTAL OPERATING EXPENSES.    During the year ended December 31, 2002, total operating expenses (consisting of costs of operations, sales and marketing expenses, and general and administrative expenses) increased $16,916,147 or 95.1%, to $34,698,014 from $17,781,867 during 2001. Total operating expenses represented 80.4% and 84.4% of revenues for the year ended December 31, 2002 and 2001, respectively. Our Care Entrée membership program provides greater operating margins on revenues compared to our membership service programs sold principally due to the lower cost of operations, offset in part by increased sales and marketing expenses.

        OTHER EXPENSE.    During the year ended December 31, 2002, our other expense was $64,437, while during 2001, other expense totaled $497,373. The decrease in other expense is attributable to the non-amortization of goodwill. In accordance with financial reporting requirements, beginning on January 1, 2002, we ceased amortizing goodwill that was attributable and recorded in conjunction with our merger-acquisition of Foresight, Inc. in December 2000 and The Capella Group, Inc., in June 2001.

        OPERATING INCOME AND NET EARNINGS.    During the year ended December 31, 2002, operating income was $8,417,652, an increase of $5,143,355, or in excess of 100% from $3,274,297 during 2001. Net earnings were $5,478,363, or 12.7% of revenues, net of provision for income taxes of $2,874,852. In comparison, during 2001 net earnings were $2,601,078, or 12.4% of revenues net of provision for income taxes of $175,846. During the year ended December 31, 2002 and 2001, net earnings per common share, calculated on a fully diluted basis, were $0.46 and $0.29, respectively. Excluding the income tax benefit of $735,000, offset in part by the non-amortization of goodwill of $578,651, fully diluted earnings per share for the year ended December 31, 2001 were $0.25 per share.

COMPARISON OF 2001 AND 2000

        PRODUCT AND SERVICE REVENUES.    Revenue during 2001 increased $20,460,982, an increase in excess of 100%, to $21,056,164 from $595,182 during 2000. This increase was attributable to our merger-acquisition of The Capella Group, Inc. and Foresight, Inc. During 2001, 67% of our revenue was derived from our consumer healthcare savings programs; the remaining 33% of our revenue was derived from wholesale membership programs. The 2001 results of operations include seven months of Capella's revenue and earnings. Our revenue during 2000 was comprised solely of the membership revenue generated by Foresight, Inc. after the date of the merger-acquisition or one month.

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

        COST OF OPERATIONS.    Operating expenses during 2001 increased $16,524,253 to $17,781,867 from $1,257,614 during 2000. This increase was attributable to our merger-acquisition of The Capella

Group, Inc. and Foresight, Inc. Cost of operations in 2001 was attributable to the costs related to our membership programs. The $44,392 decrease in product deployment and research and development costs to was attributable to the redirection of our business into membership programs. Product deployment and research and development costs incurred during 2000 were associated with our smart card products.

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses increased $6,868,381 to $7,164,323 during 2001 from $295,942 during 2000. This increase was attributable to the sales and marketing efforts associated with our membership programs. Commissions paid to independent marketing representatives and independent brokers comprised 89% of sales and marketing expenses.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses increased $2,687,203 to $3,218,261 during 2001 from $531,058 during 2000. The increase in general and administrative expenses was attributable to an increase in expenses since the date of the merger-acquisitions of The Capella Group, Inc. and Foresight, Inc.

        OPERATING INCOME (LOSS).    We generated operating income of $3,274,297 during 2001 compared to an operating loss of $662,432 during 2000. The $3,936,729 increase in the 2001 operating income was attributable to the operating profit generated from our membership programs. During 2000, we only generated revenue for the one month subsequent to the merger-acquisition of Foresight, Inc.

        OTHER EXPENSE (INCOME) During 2001, we generated $81,278 in net interest income, a $119,974 decrease from the 2000 net interest income of $201,252. This decrease was principally due to expending investable funds for the merger-acquisition of The Capella Group, Inc. and the redemption of $1,000,000 of preferred stock. In addition, there was a significant decrease in yield during 2001 resulting from declining interest rates.

        NET EARNINGS (LOSS).    During 2001, we generated net earnings of $2,601,078 compared to a $476,394 net loss during 2000, an increase of $3,077,472.

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

        The following table presents our unaudited quarterly results of operations data for each of the eight quarters in 2002 and 2001. The quarterly information is unaudited but, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period.

	QUARTER ENDED (UNAUDITED)
	March 31	June 30(1)	September 30	December 31
2002
Product and service revenues(3)	$9,572,799	$10,708,920	$11,445,761	$11,388,186
Total operating expenses(3)	$7,695,227	$8,413,184	$9,024,196	$9,565,404
Operating income	$1,877,572	$2,295,736	$2,421,565	$1,822,782
Earnings before income taxes	$1,876,619	$2,279,260	$2,394,223	$1,803,115

Provision for income taxes	$656,817	$839,669	$852,080	$526,286
Net earnings applicable to common stockholders	$1,205,665	$1,439,591	$1,542,143	$1,276,829

2001
Product and service revenues(3)	$2,052,788	$3,575,303	$7,298,537	$8,129,535
Total operating expenses(3)	$1,914,198	$3,232,819	$6,055,900	$6,578,949
Operating income	$138,590	$342,484	$1,242,637	$1,550,586
Amortization of goodwill(2)	$44,954	$101,930	$215,883	$215,884
Earnings (loss) before income taxes	$155,858	$274,925	$1,015,858	$1,330,283

Provision for (benefit from) income taxes	$26,515	$68,634	$289,806	$(209,109)
Net earnings applicable to common stockholders	$69,343	$146,291	$666,052	$1,483,392

(1)
On June 8, 2001, pursuant to a merger-acquisition transaction, we acquired The Capella Group, Inc. as one of our wholly-owned subsidiaries and the results of operations for the quarters ended March 31 and June 30, 2001 are not comparable to the quarters ended March 31 and June 30, 2002.

(2)
During 2002, we were not required to record any amortization of goodwill recorded in connection with our acquisitions of The Capella Group and Foresight.

(3)
Certain reclassifications have been made to prior quarterly financial information to conform to the current presentation of the quarterly financial information.

PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

        We have historically used stock options to retain and compensate our officers, directors, employees and others. During 2002, 2001 and 2000, we granted stock options for the purchase of our common stock to our officers, directors, employees and others. In accordance with Accounting Principles Board Opinion No. 25, the compensation cost of these stock options is not recognized in our financial statements. The outstanding stock options granted in 2002, 2001 and 2000 had an estimated fair value at the date of grant of the options of $1,038,133, $749,050 and $17,400, respectively, utilizing the methodology prescribed under SFAS No. 123, accounting for stock-based compensations. After giving effect to the estimated fair value of these options, during 2002, our pro forma net earnings were $5,130,148 ($0.43 earnings per common share). During 2001, after giving effect to the estimated fair value of these options, there would have been no increase or decrease in net earnings. During 2000 our pro forma net loss was $493,794 ($0.22 loss per common share) after giving effect to the estimated fair value of the options granted during 2000.

INCOME TAX PROVISION

        Statement of Financial Accounting Standards 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. At December 31, 2002, 2001 and 2000, we had deferred tax benefits of net operating loss carryforwards of $827,900, $895,100 and $1,255,000, respectively. The tax benefit was attributable to net operating loss carryforwards of approximately $2,366,000, as of December 31, 2002, which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of December 31, 2002 and 2001 was $742,300 and $735,300, respectively. The cumulative net deferred tax asset at December 31, 2000, after the valuation allowance, had no value.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES.    Net cash provided by (used in) operating activities for the years ended December 31, 2002 and 2001, were $3,989,546 and $3,079,496, respectively, an increase of $910,050. This increase was attributable to the full year of combined operations of The Capella Group, Inc. during 2002, compared to the seven months of combined operations during 2001 and the continuing membership growth in our Care Entrée healthcare savings membership program, offset in part by increased working capital requirements necessary to support this growth.

        Net cash provided by (used in) operating activities for the years ended December 31, 2001 and 2000 were $3,079,496 and $(685,267), respectively, an increase of $3,764,763. This increase was primarily attributable to the merger-acquisition of The Capella Group, Inc. and Foresight, Inc. which were acquired by us in June 2001, and December 2001, respectively.

        INVESTING ACTIVITIES.    Net cash used in investing activities for the years ended December 31, 2002 and 2001, were $920,408 and $1,702,612, respectively. During the year ended December 31, 2002, net cash of $920,408 was used to purchase fixed assets necessary to support the growth in our operations. During the year ended December 31, 2001, net cash of $1,233,141 was used for the acquisition of The Capella Group, Inc., and $469,471 to purchase fixed assets.

        Net cash provided by (used in) investing activities for the years ended December 31, 2001 and 2000, were $1,702,612 and $193,333, respectively. During 2001, we used $1,702,612 in cash through investing activities including $1,233,141 for the merger-acquisition of The Capella Group, Inc. and $469,471 for the purchase of property and equipment. During 2000, we generated cash of $193,333 from investing activities, primarily attributable to the merger-acquisition of Foresight, Inc. for approximately $2,500,000.

        FINANCING ACTIVITIES.    Net cash used in financing activities for the years ended December 31, 2002 and 2001, were $1,212,977 and $2,162,615, respectively. During the year ended December 31, 2002, net cash of $1,212,977 was used to redeem preferred stock of $1,000,000 and payments of capital leases of $809,091, offset in part by proceeds from exercise of stock options and warrants of $610,251. During the year ended December 31, 2001, net cash of $2,162,615 was used to redeem preferred stock of $1,000,000, payment of preferred stock dividends of $220,000, repayments of short-term debt of $1,000,000 and issuance of capital leases of $57,385.

        Net cash provided by (used in) financing activities for the years ended December 31, 2001 and 2000, were $(2,612,615) and $5,011,769 respectively. During 2001, we used $2,162,615 in investing activities including $1,000,000 for repayment of debt incurred in the merger-acquisition of The Capella Group, Inc. and $1,000,000 for the redemption of preferred stock. During 2001, we also paid $220,000 in preferred stock and generated $57,385 from capital leases. During 2000, we received net proceeds of

$5,676,504 from our initial public offering and issued stock in conjunction with the merger of Foresight, Inc. of $2,742,200, During 2000, we also made debt and capital lease reductions of $648,735 and paid preferred dividends of $16,000.

        During the year ended December 31, 2002, we entered into capital lease obligations, net of retirements, of $2,760,638. These leases were not included in our net cash used in investing activities because they are considered non-cash in nature.

        At December 31, 2002, we had working capital of $4,891,509, including cash and cash equivalents of $5,611,803. Other than our capital lease obligations of $2,563,368, we do not have any capital commitments. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our operations for more than the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing before expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

        At December 31, 2001 we had working capital of $549,473. In February 2000, we completed our initial public offering and from the sale of 1,150,000 shares of our common stock we received net proceeds of approximately $5,675,000. Prior to completion of our initial public offering, we did not have significant capital resources other than those provided by our operations and stockholders.

NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively. In April and June 2002, The Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145), and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). In December 2002, the Financial Accounting Standards Board issued Standard No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS 148).

        SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, we are no longer required or allowed to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company adopted SFAS 142, which resulted in non-amortization of its intangible assets.

        SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 143 will not have material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 143 effective January 1, 2003.

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards

No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. We adopted SFAS 144 effective January 1, 2002. SFAS 144 did not have a material impact on our consolidated results of operations and financial position in 2002.

        SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. We expect that the provisions of SFAS 145 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 145 effective January 1, 2003.

        SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. We expect that the provisions of SFAS 146 will not have a material impact on our consolidated results of operations and financial position upon adoption. We plan to adopt SFAS 146 effective January 1, 2003.

        SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported financial results. SFAS 148, paragraphs 2(a)-2(e) are effective for financial statements for fiscal years ending after December 15, 2002. SFAS 148, paragraph 2(f) and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. Earlier adoption is permitted.

        We adopted the disclosure provisions of SFAS 148 effective, December 31, 2002. As permitted under SFAS 148, we continue to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining our compensation expense.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have any investments in market risk sensitive instruments.

ITEM 7. FINANCIAL STATEMENTS

        Our consolidated financial statements are set forth in this report beginning on page F-1.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders' meeting and hold office until the next annual shareholders' meeting or until their successors are elected and qualified. Our executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and the number as our board of directors may determine by resolution or election. Our board of directors currently consists of six members.

Name	Age	Position
Judith H. Henkels(1)	48	Chief Executive Officer, President and Director
Dino Eliopoulos(1)	40	Chief Financial Officer
David P. May(3)	49	Vice President and General Counsel, Director
Kent H. Webb, M.D.(1)(2)(4)	45	Director
Eugene E. Becker(1)(2)(3)	53	Director
J. French Hill(2)(3)	46	Director
Nicholas J. Zaffiris(4)	39	Director

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Corporate Governance Committee.

(4)
Member of the Medical Committee.

        The following is a brief description of the business background of our executive officers and directors:

        Judith H. Henkels serves as our Chief Executive Officer and President and Chairman of the Board of Directors. Ms. Henkels is the founder of Capella Group and has over 25 years of business experience, with a concentration in accounting, finance and healthcare. She has over 15 years of experience in the healthcare industry. Prior to founding Capella Group she was the Executive Vice President and CFO for Linnaeus, Inc. during the period 1994 through 1997. Linnaeus is a managed care systems company and owned a Third Party Administrator (TPA). While at Linnaeus, Ms. Henkels was instrumental in selling the TPA and finding new venture capital to support the ongoing operations of the systems company. From 1991 through 1994, Ms. Henkels was CFO and Executive Vice President for Premier BioResources, Inc., a company that owned and operated plasma centers throughout the U.S. From 1985 through 1991 Ms. Henkels worked for The BOC Group (a British Conglomerate) in their healthcare segment. She held various controllership roles in the anesthesia, critical care and home health care divisions and was the first woman to hold the role of Vice President in BOC throughout the world. Prior to BOC, Ms. Henkels also held financial positions in the Worthington Division of Dresser Industries (formerly McGraw Edison) and the accounting firm Ernst & Whinney, now Ernst &

Young. Ms. Henkels is a Certified Public Accountant, and holds an MBA degree from Rutgers University where she graduated first in her class, and a B.A. degree from Iowa State University.

        Dino Eliopoulos serves as our Chief Financial officer. Mr. Eliopoulos was most recently the Vice President, Chief Accountant and Corporate Controller of Dynacare, Inc., a publicly-held company and a leading provider of clinical laboratory testing in the United States and Canada. Prior to Dynacare, Eliopoulos was a Principal in the business assurance group of PricewaterhouseCoopers, based in Toronto. He is a Chartered Accountant (Canada), and has a bachelor's degree in business administration, finance and accounting from Ryerson Polytechnical University (Canada).

        David P. May began serving as our Secretary and as Vice President and General Counsel of The Capella Group in January 2002. Mr. May has more than 20 years of experience within the financial services and insurance industry including mergers and acquisitions, regulatory compliance, and credit insurance sales and marketing. Mr. May served formerly as Chief Legal Counsel and then Vice President and Chief Marketing Officer for Voyager Insurance Companies. Mr. May received a B.A. degree from Kansas Wesleyan University and a Juris Doctor from Drake University.

        Kent H. Webb, M.D., a founder of Precis, has served as one of our Directors since June 1996 (and Medical Director since August 2001) and as Chairman of our Board of Directors until December 2000 and was a member or general partner of our predecessors Advantage Data Systems, Ltd. and Medicard Plus—ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company. Dr. Webb graduated from the University of Oklahoma College of Medicine and completed his residency in General and Vascular Surgery at the University of Oklahoma Health Services Center.

        Eugene E. Becker became one of our directors in August 2002, is President of Eugene Becker & Associates, Inc., a privately-held marketing and consulting company. Mr. Becker served as the Chief Executive Officer of Aon Financial Partnerships during May to September 2000. During 1983 to 1999, Mr. Becker served as Chief Marketing Officer of American Bankers Insurance Group (during 1991 to 1999), Chief Executive Officer, and President and Chairman of the Board of American Bankers Insurance Company, American Bankers Life Assurance Company, Voyager Insurance Group, American Reliable Insurance Company and Banker American Life Assurance Company (during 1988 to 1999). Mr. Becker currently serves as a member of the board of directors for two companies: Signal Holdings Inc. and Specialty Insurance Company. Mr. Becker received a B.A. from Biscayne College (St. Thomas University, and a M.B.A. from the University of Miami.

        J. French Hill joined the board of directors in January 2003. In 1999, Mr. Hill founded Delta Trust & Banking Corp., a privately held banking, trust and investment brokerage company headquartered in Little Rock, AR, following a six year career with Arkansas' largest publicly traded holding company, First Commercial Corp. First Commercial was sold in 1998 to Regions Financial Corp. (RF). As an executive officer of First Commercial, Mr. Hill was chairman of the bank holding company's trust division and its investment brokerage dealer subsidiary from 1995 until 1998. He also oversaw a number of other staff functions in the company from 1993-1998 including human resources, executive compensation, bank compliance, credit review and strategic planning. During the last five years he has served as a member of the board of directors of these companies: Delta Trust & Banking Corp. and its affiliates (1999-present); Research Solutions LLC (1999-present); Syair Designs LLC (2000-present); and, First Commercial Investments, Inc. (1993-1998). From May 1989-January 1993, Mr. Hill was a senior economic policy official in the Bush Administration on the staff of the White House and as deputy assistant secretary of the U.S. Treasury. Mr. Hill graduated magna cum laude in economics from Vanderbilt University.

        Nicholas J. Zaffiris became one of our directors in August 2002, is currently the Director of Client Services at Private Healthcare Systems (PHCS), a privately-held preferred provider organization, and is responsible for leading a team of account managers and field marketing staff to retain and increase existing customer revenue. Mr. Zaffiris joined PHCS in early 1998, and has more than 10 years of healthcare experience, including client management, sales, marketing and customer service. Before joining PHCS, he worked for the National Account Service Company, Blue Cross Blue Shield of Florida, and served as a Lieutenant in the United States Navy. Mr. Zaffiris received a B.S. in Political Science from the United States Naval Academy.

AUDIT COMMITTEE FINANCIAL EXPERT

        Our board of directors has determined that J. French Hill, one of our independent directors and member of our audit committee, qualifies as a "financial expert." This determination was based upon Mr. Hill's

  •
  understanding of generally accepted accounting principles and financial statements;

  •
  ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals and reserves;

  •
  experience preparing, auditing, analyzing or evaluating financial statements that present the breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements, or experience actively supervising one or more persons engaged in such activities;

  •
  understanding of internal controls and procedures for financial reporting; and

  •
  understanding of audit committee functions.

Mr. Hill's experience and qualification as a financial expert were acquired through his extensive background in financial analysis, investment banking, finance and commercial banking. He has also participated in the preparation of financial statements and registration statements filed with the Securities and Exchange Commission. Mr. Hill also currently serves on two other audit committees where he has oversight responsibility of the financial statements and works with the internal accountants and external auditors on audit and/or accounting matters.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2002, we believe that each person who, at any time during 2002, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2002, except as follows. Judith H. Henkels and Leland S. Chaffin, Jr., wife and husband, failed to timely report sale transactions in each of July, September and October 2002, David P. May failed to timely report a purchase transaction in October 2002 and Kent H. Webb failed to timely report a purchase transaction in June 2002.

CODE OF ETHICS

        On January 29, 2003, our board of directors adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the portion of this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions may be obtained by written request addressed to David P. May, Corporate Secretary, Precis, Inc., 2040 North Highway 360, Grand Prairie, Texas 75050.

        The adoption of our code of ethics is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

ITEM 10. EXECUTIVE COMPENSATION

        The following table sets forth the compensation during 2002, 2001 and 2000, paid or accrued, of our Chief Executive Officer, and four other most highly compensated executive officers, including the executive officers of our subsidiaries.

Long-Term Compensation Awards
Shares of Common Stock Underlying Options Granted
Annual Compensation(1)
Name Principal Position
	Year	Salary(2)		Bonus(3)
Judith H. Henkels Chairman, Chief Executive Officer and President(4)	2002 2001 2000	$ $ $	160,000 150,000 147,250	$ $ $	50,000 80,000 176,395	— 10,000 —
David P. May Vice President and General Counsel and President of Foresight	2002 2001 2000		$91,042 — —		$50,000 — —	125,000 — —
Mary L. Kelly Vice President of Operations	2002 2001 2000	$ $ $	95,000 85,000 82,893	$ $ $	50,000 80,000 65,717	— — —
Bobby R. Rhodes Vice President of Provider Relations	2002 2001 2000	$ $ $	95,000 85,000 82,893	$ $ $	50,000 80,000 51,408	— 10,000 —
Leland S. Chaffin, Jr. Vice President of MIS	2002 2001 2000	$ $ $	95,000 85,000 34,485	$ $ $	50,000 80,000 40,256	— — —

(1)
The named executive officer received additional non-cash compensation, perquisites and other personal benefits; however, the aggregate amount and value thereof did not exceed 10% of the total annual salary and bonus paid to and accrued for the named executive officer during the year.

(2)
Dollar value of base salary (both cash and non-cash) earned during the year.

(3)
Dollar value of bonus (both cash and non-cash) earned during the year

(4)
In February 2002, Ms. Henkels was appointed to serve as our Chief Executive Officer and President. Ms. Henkels has served as our President since June 8, 2001.

AGGREGATE OPTION GRANTS AND EXERCISES IN 2002 AND YEAR-END OPTION VALUES

        On February 26, 2002, we granted stock options to David P. May under our 1999 stock option plan exercisable for the purchase of 100,000 shares of our common stock at $9.50 per share. Also, on

November 4, 2002, Mr. May was granted stock options exercisable for the purchase of 25,000 shares of our common stock for $5.06 per share.

Name Principal Position	Number of Shares Underlying Options Granted	Percent of Options Granted to Employees in 2002	Exercise Price Per Share(1)	Expiration Date	Grant Date Present Value(2)
David P. May	25,000	8.2%	$5.06	11/04/06	$51,500
	100,000(3)	32.7%	$9.50	02/26/06	$386,000

(1)
The exercise price for all options shown is the market price of our common stock on the date of grant.

(2)
The grant date present value was determined by using the Black-Scholes option pricing model, as adapted for use in valuing stock options. The estimated values under the Black-Scholes model are based on assumptions as to certain variables. Expected stock price volatility was assumed to be 40% for options expiring on each of November 4, 2006 and February 26, 2006 and the risk-free rate of return was assumed to be 3.74% for options expiring on each of February 26, 2006 and on November 4, 2006. The exercise date for the options is assumed to be the fifth anniversary of the date of grant, and the dividend yield is assumed to be 0%. The actual value, if any, Mr. May may realize will depend on the excess of the stock price over the exercise price on the option is exercised. Therefore, there is no assurance that the value realized by Mr. May will be at or near the value estimated by the Black-scholes model reflected in the table.

(3)
The options are subject to a four year vesting schedule, subject to certain exceptions (including the requirement of continued employment), with one-fourth becoming exercisable on January 1 of each of 2003, 2004, 2005 and 2006.

        AGGREGATE STOCK OPTION EXERCISE AND YEAR-END OPTION VALUES.    The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 2002. During 2001, no options to purchase our common stock were exercised by the named executive officers.

			Value of Unexercised In-The-Money Options As Of December 31, 2002(1)
	Number of Unexercised Options As Of December 31, 2002
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Judith H. Henkels	10,000	—	$16,100	—
David P. May	25,000	100,000	$11,500	—
Bobby Rhodes	10,000	—	$19,700	—

(1)
The closing sale price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2002 was $5.52. The per-share value is calculated based on the applicable closing sale price per share, minus the exercise price, multiplied by the number of shares of common stock underlying the options.

EQUITY COMPENSATION PLANS

        1999 STOCK OPTION PLAN.    For the benefit of our employees, directors and consultants, we have adopted the Precis Smart Card Systems, Inc. 1999 Stock Option Plan (the "stock option plan" or the "plan"). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 700,000.

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

        2002 NON-EMPLOYEE STOCK OPTION PLAN.    Effective May 31, 2002 our board of directors approved the Precis, Inc. 2002 Non-Employee Stock Option Plan (the "2002 Stock Option Plan") and was approved by our shareholders on July 29, 2002. Our employees who also serve as our directors are not eligible to receive stock option under this plan. The purpose of the 2002 Stock Option Plan is to strengthen our ability to attract and retain the services of individuals that serve as our non-employee directors, consultants and other advisors that are essential to our long-term growth and financial success and thereby to enhance shareholder value through the grant of stock options. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the 2002 Stock Option Plan is 500,000.

        Our Board of Directors administers and interprets the 2002 Stock Option Plan and has authority to grant options to eligible recipients and determine the basis upon which the options are to be granted and the terms, restrictions and conditions of the options at the time of grant. Options granted are exercisable in such amounts, at such intervals and upon such terms as the option grant provides. The per share purchase price of the common stock under the options is determined by our board of directors; however, the purchase price may not be less than the closing sale price of our common stock on the date of grant of the option. Upon the exercise of an option, the stock purchase price must be paid in full, in cash by check or in our common stock held by the option holder for more than six months or a combination of cash and common stock.

        Options granted under the 2002 Stock Option Plan may not under any circumstance be exercised after 10 years from the date of grant and no option may be granted after March 31, 2007. Options are not transferable except by will, by the laws of descent and distribution, by gift or a domestic relations order to a "family member." Family member transfers include transfers to parents (and in-laws) to nieces and nephews (adopted or otherwise) as well as trusts, foundations and other entities principally for their benefit.

        2002 IMR STOCK OPTION PLAN.    Effective March 15, 2002 our board of directors approved the Precis, Inc. 2002 IMR Stock Option Plan (the "IMR Plan") and was approved by our shareholders on July 29, 2002. The purpose of the IMR Plan is to strengthen our ability to attract and retain independent marketing representatives, to furnish additional incentive to our independent marketing representatives who are significantly responsible for our success, and thereby to enhance shareholder value. The IMR Plan provides for the grant of stock options to our independent marketing representatives. Our employees and directors are not eligible to participate in the IMR Plan. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the IMR Plan is 500,000.

        Our board of directors administers and interprets the IMR Plan and has the authority to grant options to all eligible independent marketing representatives, and determine the basis upon which the options are to be granted and the terms, restrictions and conditions of the options at the time of grant. Options granted under the IMR Plan are exercisable in such amounts, at such intervals and upon such terms as the option grant provides. The purchase price of the common stock under the option is determined by our board of directors; however, the purchase price may not be less than lowest closing sale price of the common stock on the date of grant of the option or during a period of up to three months following grant of the option. Upon the exercise of an option, the stock purchase price must be paid in full.

        Options granted under the IMR Plan may not under any circumstance be exercised after five years from the date of grant. Subject to the foregoing, options are exercisable only by independent marketing representatives who are in "good standing" at the time of exercise. To be in good standing, an independent marketing representative must

  •
  be in active status at the time of grant and exercise of the option,

  •
  maintain his or her membership in Care Entrée program and

  •
  comply with our the policies and procedures and the terms and conditions of the independent marketing representative's agreement with us.

        No option under the IMR Plan may be granted after March 31, 2007. Options are not transferable except by will or by the laws of descent and distribution.

        SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.    The following table sets forth as of December 31, 2002, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 1999 Stock Option Plan, 2002 Stock Option Plan, 2002 IMR Stock Option Plan and the stock option agreement entered into with Barron Chase Securities, Inc. in connection with our merger-acquisition of Foresight, Inc. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Shares Underlying Unexercised Options and Warrants	Weighted- Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
2002 Non employee stock option plan	112,000	$7.37	388,000
2002 IMR stock option plan	71,288	$5.84	428,712
1999 stock option plan	318,875	$6.02	240,500
Barron Chase Securities stock option agreement(2)	183,000	$9.37	—

	685,163	$7.12	1,057,212

Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors in 2000 and 2001(3)	102,000	$2.65	—
Stock options granted to employees in 1997 and 1998(4)	7,410	$4.87	—
Warrants issued to Barron Chase Securities and its assigns in 2000 related to our initial public offering(5)	83,500	$9.00	—

	192,910	$5.48	—

Total	878,073	$6.76	1,057,212

(1)
The number of shares of our common stock remaining available for issuance under equity compensation plans is after excluding the number of securities to be issued upon exercise of outstanding options and warrants

(2)
The stock option agreement was entered into with Barron Chase Securities, Inc. in connection with our merger-acquisition of Foresight, Inc. that was approved by our shareholders in November 2000.

(3)
The stock options were granted in lieu of cash compensation for the services of our non-employee directors. The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock option grants.

(4)
The stock options were granted to employees during 1997 and 1998 as part of their compensation for services provided.

(5)
The warrants were issued to Barron Chase Securities and its assigns as compensation for the underwriting services of Barron Chase Securities associated with our initial public offering that was completed in February 2000.

DIRECTOR LIABILITY AND INDEMNIFICATION

        As permitted by the provisions of the Oklahoma General Corporation Act, our Certificate of Incorporation eliminates the monetary liability of our directors for a breach of their fiduciary duty as directors. However, these provisions do not eliminate our director's liability

  •
  for a breach of the director's duty of loyalty to us or our shareholders,

  •
  for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

  •
  arising under Section 1053 of the Oklahoma General Corporation Act relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act, or

  •
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

        We have agreed to enter into indemnification agreements with each of our directors and executive officers. Under these indemnification agreements we have agreed to pay on behalf of the indemnitee, and his or her executors, administrators and heirs, any amount that he or she is or becomes legally obligated to pay because the

  •
  indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request or

  •
  indemnitee was involved in any threatened, pending or completed action, suit or proceeding by us or in our right to procure a judgment in our favor by reason that the indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request.

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

EMPLOYMENT ARRANGEMENTS AND LACK OF KEYMAN INSURANCE

        A condition of the acquisition of The Capella Group, Inc., we entered into employment agreements with each of Judith H. Henkels, Mary L. Kelly, Bobby R. Rhodes, Leland S. Chaffin, Jr. Each agreement is for a three-year term; however, the term is automatically extended for additional one-year terms, unless we or the employee gives six-month advance notice of termination. These agreements provide, among other things,

  •
  an annual base salary of increasing to $160,000 in 2002 for Ms. Henkels, $95,000 in 2002 for Ms. Kelly and Messrs. Rhodes and Chaffin;

  •
  setting aside an amount equal to 15% of the Capella Group's earnings before interest and taxes to be distributed to employees and officers of Capella Group at the discretion of its Board of Directors;

  •
  entitlement to fringe benefits including medical and insurance benefits and participation in our 401(k) plan and MSA plan and any other benefit plan we establish; and

  •
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

        As of the date of this report, we do not maintain any keyman insurance on the life or disability of our executive officers. We will consider on a periodic basis whether we will be required to maintain keyman insurance.

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

        On February 26, 2002, our Vice President and General Counsel and Corporate Secretary and one of our directors, David P. May, was granted five-year options exercisable for the purchase of 100,000 shares of our common stock for $9.50 per share on February 26, 2002 and five-year stock options exercisable for the purchase of 25,000 shares of our common stock for $5.06 on November 4, 2002. On July 30, 2002, we granted five-year options exercisable for the purchase of 25,000 shares of our common stock for $7.65 per share to our directors, Mr. Becker, Dr. Webb, and Mr. Zaffiris, and former director, Michael E. Dunn. In addition, we granted five-year options exercisable for the purchase of 12,000 shares of our common stock for $5.06 per share to Dr. Webb as our Medical Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents, as of March 15, 2002, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than

5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options and warrants, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	As of March 15, 2003
Name (and Address) of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)(2)
Judith H. Henkels and Leland S. Chaffin, Jr.(3) 2040 North Highway 360 Grand Prairie, Texas 75050	3,407,058	28.7%
Kent H. Webb, M.D.(4)	141,019	1.2%
David P. May(5)	53,100	*
Eugene E. Becker(6)	25,000	*
Nicklas J. Zaffiris(6)	25,000	*
J. French Hill(6)	26,000	*
Dino Eliopoulos	—	*

Executive Officers and Directors as a Group (seven persons) (7)	3,677,177	30.4%

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

(2)
The percentage shown was rounded to the nearest one-tenth of one percent, based upon 11,874,423 shares of common stock being outstanding.

(3)
Judith H. Henkels and Leland S. Chaffin, Jr. are married and reside in Texas, a community property state. Ms. Henkels is our Chief Executive Officer and President and Chairman of the Board of Directors. Ms. Henkels and Mr. Chaffin are deemed to beneficially own the same number of beneficially owned shares. The beneficially owned shares and percentage of outstanding shares include (i) 3,026,049 shares of common stock owned by Ms. Henkels, (ii) 371,009 shares of common stock owned by Mr. Chaffin, and (iii) 10,000 shares issuable upon exercise of stock options held by Ms. Henkels.

(4)
Dr. Webb is one of our directors. The beneficially owned shares and the percentage of outstanding shares include (i) 72,019 shares of common stock owned by Dr. Webb, (ii) 69,000 shares of common stock issuable upon exercise of stock options.

(5)
Mr. May is our Vice President and General Counsel and one of our directors. The beneficially owned shares and percentage of outstanding shares include (i) 3,100 shares of common stock and (ii) 50,000 shares issuable upon exercise of stock options held by Mr. May.

(6)
The named person is one of our directors. The beneficially owned shares and percentage of outstanding shares include 25,000 shares issuable upon exercise of stock options held by the named person.

(7)
The beneficially owned shares and the percentage of outstanding shares include the shares beneficially owned by each of our executive officers and directors as described in footnotes (3) through (6).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2002 and 2001. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

        For legal services rendered during 2001 and 2002, we paid the firm of Dunn Swan & Cunningham, our legal counsel, $110,789 and $147,354 during 2001 and 2002, respectively. Michael E. Dunn is a member of the firm of Dunn Swan & Cunningham and served as one of our directors during 2002 and 2001.

        Pursuant to the Agreement and Plan of Merger, dated March 21, 2000 (as amended), on December 7, 2000 we acquired Foresight, Inc. In connection with the acquisition of Foresight, (i) on December 7, 2000, we issued and delivered 166,667 shares of our Series A preferred stock and 450,000 shares of our common stock to Paul A. Kruger, and 50,000 shares of our common stock to Mark R. Kidd, and (ii) on June 8, 2001 we issued and delivered to Messrs. Kruger and Kidd 1,156,250 and 93,750 shares, respectively, of our common stock, and (iii) on February 7, 2002 we issued and delivered to Messrs. Kruger and Kidd 1,891,214 and 101,514 shares, respectively, of our common stock (one share of our common stock for each dollar of the greater of our and Capella Group's combined or consolidated 2001 income before income tax expense, plus the goodwill amortization attributable to the acquisition of Foresight and Capella Group, in excess of $1,750,000). Messrs. Kruger and Kidd are the former shareholders of Foresight. They acquired their ownership of Foresight by exchanging their ownership in Universal Marketing Services, Inc. for the capital stock of Foresight.

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

        On January 3, 2001, we entered into consulting agreements with each of our former directors, Larry E. Howell and John Simonelli. For our acquisition of any entity introduction to us or our affiliate during the terms of these agreements, each of Messrs. Howell and Simonelli will be entitled to receive a fee of (i) 2.5% of up to $1 million of value paid or received in the transaction, (ii) 2% of the next $1 million of value, (iii) 1.5% of the next $1 million of value, (iv) 1% of the next $1 million of value, and (v) 0.5% of the value in excess of $4 million. They are also entitled to reimbursement of reasonable expenses and provided an office, secretarial support, equipment and supplies at our cost. These agreements are for three-year terms ending December 31, 2003, automatically extendable for one-year periods after 2003, unless six-month advance notice of termination is give by us or Mr. Howell or Mr. Simonelli. They are required to maintain confidentiality of any and all non-public information provided to them by us. With respect to the acquisition of Foresight, Inc., each of Messrs. Howell and Simonelli were paid $60,000 in January 2001. Furthermore, with respect to the acquisition of Capella Group, each of Messrs. Howell and Simonelli were paid $128,795 in June 2001 and $61,540 in February 2002.

ITEM 13. CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures.

        Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in the Company's period SEC filings.

(b)
Changes in Internal Control.

        Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

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
4.3	Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.
4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
4.5	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
10.1
The Agreement and Plan of Merger, dated March 21, 2000, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.
10.2
The First Amendment to Agreement and Plan of Merger, dated June 22, 2000, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.
10.3
The Second Amendment to Agreement and Plan of Merger, dated August 23, 2000, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.
10.4
The Third Amendment to Agreement and Plan of Merger, dated June 8, 2001, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.
10.5
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
10.6	Form of Underwriter's Warrant and Warrant Certificate, incorporated by reference to Exhibit 4.2 of Registrant's Form SB-2 Registration Statement (No. 333-86643).

10.7	Consulting Agreement, dated January 3, 2001, between Larry E. Howell and Registrant, incorporated by reference to Exhibit 10.7 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.
10.8	Consulting Agreement, dated January 3, 2001, between John Simonelli and Registrant, incorporated by reference to Exhibit 10.8 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.
10.9
Form of Indemnification Agreement, dated December 29, 2000, between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.9 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.
10.10	The Lease Agreement, dated December 31, 1999, between Registrant and Onward, LLC, incorporated by reference to Exhibit 10.10 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.
10.11	The Lease Agreement, dated September 30, 2000, between Registrant and Onward, LLC, incorporated by reference to Exhibit 10.11 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.
10.12
The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited Partnership (Appendices and Exhibits will be provided Registrant upon request), incorporated by reference to the Schedule 14A filed with the Commission on June 6, 2002.
24.1	Consent of Independent Accountants.
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Dino Eliopoulos as Chief Financial Officer.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC. (Registrant)
Date: March 28, 2003	By:	/s/ JUDITH H. HENKELS Judith H. Henkels Chief Executive Officer
Date: March 28, 2003	By:	/s/ DINO ELIOPOULOS Dino Eliopoulos Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDITH H. HENKELS Judith H. Henkels	Chief Executive Officer and President	March 28, 2003
/s/ EUGENE E. BECKER Eugene E. Becker	Director	March 28, 2003
/s/ J. FRENCH HILL J. French Hill	Director	March 28, 2003
/s/ DAVID P. MAY David P. May	Director	March 28, 2003
/s/ KENT H. WEBB Kent H. Webb	Director	March 28, 2003
/s/ NICHOLAS J. ZAFFIRIS Nicholas J. Zaffiris	Director	March 28, 2003

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Dino Eliopoulos, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of Precis, Inc.;

  2.
  Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14) for the registrant and have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

  c.
  Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize an report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ DINO ELIOPOULOS Dino Eliopoulos Vice President and Chief Financial Officer and Principal Accounting Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Judith Henkels, certify that:

  1.
  I have reviewed this annual report on Form 10-KSB of Precis, Inc.;

  2.
  Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  4.
  The registrant's other certifying officer and I are responsible forestablishing and maintaining disclosure controls and procedures (as defined in Exchange Act 13a-14 and 15d-14) for the registrant and have:

  a.
  Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b.
  Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

  c.
  Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  7.
  The registrant's other certifying officer and I have disclosed, based upon our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

  a.
  All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize an report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b.
  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  8.
  The registrant's other certifying officer and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ JUDITH H. HENKELS Judith H. Henkels Chief Executive Officer and President

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
of Precis, Inc.

        We have audited the accompanying consolidated balance sheets of Precis, Inc. (an Oklahoma Corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
January 31, 2003

PRECIS, INC.
CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2002 AND 2001

	2002	2001
ASSETS
Current assets:
Cash-in-trust	$108,152	$—
Cash and cash equivalents	5,611,803	3,755,642
Accounts receivable	1,602,368	915,966
Income taxes receivable	1,095,887	98,006
Notes receivable	200,835	—
Inventory	236,549	174,034
Prepaid expenses	325,701	146,227
Other current assets	25,000	—

Total current assets	9,206,295	5,089,875
Fixed assets, net	3,913,382	1,135,321
Goodwill, net	21,077,284	22,059,520
Deferred tax asset, net	827,900	895,100
Other assets	30,825	146,244

Total assets	$35,055,686	$29,326,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136,898	$331,330
Accrued liabilities	1,872,245	2,075,319
Income taxes payable	69,437	955,650
Members' liabilities	108,152	—
Deferred income taxes	85,600	159,800
Deferred fees	738,314	822,076
Current portion of capital leases	1,304,140	196,227

Total current liabilities	4,314,786	4,540,402
Capital lease obligations, net of current portion	1,259,228	378,463

Total liabilities	5,574,014	4,918,865

Stockholders' equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (83,333 issued as of December 31, 2001)	—	1,000,000
Common stock, $.01 par value, 100,000,000 shares authorized; 11,851,547 issued and outstanding (11,696,287 issued as of December 31, 2001)	118,516	116,963
Additional paid-in capital	25,789,995	25,181,297
Accumulated earnings (deficit)	3,573,161	(1,891,065)

Total stockholders' equity	29,481,672	24,407,195

Total liabilities and stockholders' equity	$35,055,686	$29,326,060

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

	2002	2001	2000
Product and service revenues	$43,115,666	$21,056,164	$595,182

Operating expenses:
Cost of operations	11,543,406	7,399,283	386,222
Sales and marketing	17,059,248	7,164,323	295,942
General and administrative	6,095,360	3,218,261	531,058
Product deployment and research and development	—	—	44,392

Total operating expenses	34,698,014	17,781,867	1,257,614

Operating income (loss)	8,417,652	3,274,297	(662,432)

Other expense (loss):
Interest expense (income)	64,437	(81,278)	(201,252)
Amortization of goodwill	—	578,651	15,214

Total other expense (loss)	64,437	497,373	(186,038)

Net earnings (loss) before taxes	8,353,215	2,776,924	(476,394)
Provision for income taxes	2,874,852	175,846	—

Net earnings (loss)	5,478,363	2,601,078	(476,394)
Preferred stock dividends	14,137	236,000	16,000

Net earnings (loss) applicable to common stockholders	$5,464,226	$2,365,078	$(492,394)

Earnings (loss) per share:
Basic	$0.46	$0.30	$(0.21)

Diluted	$0.46	$0.29	$(0.21)

Weighted average number of common shares outstanding:
Basic	11,790,650	8,000,042	2,296,000

Diluted	11,996,222	8,051,607	2,296,000

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	PREFERRED STOCK		COMMON STOCK
					ADDITIONAL PAID-IN CAPITAL	ACCUMULATED EARNINGS (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 1999	—	—	1,200,000	$12,000	$2,701,070	$(3,763,749)
Sale of stock	—	—	1,150,000	11,500	5,665,004	—
Issuance of stock in business combinations	166,667	$2,000,000	500,000	5,000	737,200	—
Preferred stock dividends	—	—	—	—	—	(16,000)
Net loss	—	—	—	—	—	(476,394)

Balance, December 31, 2000	166,667	$2,000,000	2,850,000	$28,500	$9,103,274	$(4,256,143)
Issuance of stock in business combinations	—	—	8,827,287	88,273	16,065,663	—
Stock options exercised	—	—	19,000	190	12,360	—
Redemption of preferred stock	(83,334)	(1,000,000)
Preferred stock dividends			—	—	—	(236,000)
Net earnings	—	—	—	—	—	2,601,078

Balance, December 31, 2001	83,333	$1,000,000	11,696,287	116,963	$25,181,297	$(1,891,065)
Stock options and warrants exercised	—	—	155,260	1553	608,698	—
Redemption of preferred stock	(83,333)	(1,000,000)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(14,137)
Net earnings	—	—	—	—	—	5,478,363

Balance, December 31, 2002	—	—	11,851,547	$118,516	$25,789,995	$3,573,161

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	2002	2001	2000
Operating activities:
Net earnings (loss)	$5,478,363	$2,601,078	$(476,394)
Adjustments to reconcile net earnings (loss) net cash by operating activities:
Depreciation	940,116	235,163	3,129
Amortization of goodwill	—	578,651	15,214
Deferred income taxes	(7,000)	(735,300)	—
Changes in assets and liabilities:
Accounts receivable	(686,402)	(198,296)	59,326
Income taxes receivable	(15,645)	(98,006)	—
Notes receivable	(200,835)	—	—
Inventory	(62,515)	(107,703)	—
Prepaid expenses	(179,474)	(95,233)	—
Other current assets	(25,000)	—	—
Other assets	115,419	21,191	150,907
Accounts payable	(194,432)	(15,634)	(1,276,745)
Accrued liabilities	(203,074)	80,803	865,444
Deferred fees	(83,762)	—	—
Income taxes payable	(886,213)	812,782	(26,148)

Net cash provided by (used in) operating activities	3,989,546	3,079,496	(685,267)

Investing activities:
Cash acquired in business combination, net of acquisition costs	—	(1,233,141)	197,293
Purchase of fixed assets	(920,408)	(469,471)	(3,960)

Net cash provided by (used in) investing activities	(920,408)	(1,702,612)	193,333

Financing activities:
Issuance (payments) of capital leases	(809,091)	57,385	—
Redemption of preferred stock	(1,000,000)	(1,000,000)	—
Repayments on short-term debt	—	(1,000,000)	(329,643)
Payment of preferred stock dividends	(14,137)	(220,000)	(16,000)
Exercise of stock options and warrants	610,251	—	—
Sale of capital stock	—	—	5,676,504
Repayments on long-term debt	—	—	(319,092)

Net cash provided by (used in) financing activities	(1,212,977)	(2,162,615)	5,011,769

Net increase (decrease) in cash and cash equivalents	1,856,161	(785,731)	4,519,835
Cash and cash equivalents at beginning of year	3,755,642	4,541,373	21,538

Cash and cash equivalents at end of year	$5,611,803	$3,755,642	$4,541,373

Supplemental disclosure:
Income taxes paid	$2,852,252	$175,846	$—

Interest paid	$63,416	$61,518	$129,749

Non-cash investing and financing activities:

Business combination purchase price adjustment due to income tax benefit on stock issuance	$982,236	$—	$—

Acquisition of fixed assets through issuance of capital leases, net of retirements	$2,760,638	$236,159	$—

Issuance of stock in business combination	$—	$16,153,936	$2,742,200

Issuance of note payable in business combination	$—	$1,000,000	$—

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business

        Precis, Inc. (the "Company") is a provider of innovative healthcare and other membership service programs. The Company offers savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée. The Company also addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers.

Note 2—Summary of Significant Accounting Policies

        BASIS OF PRESENTATION—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company's wholly-owned subsidiaries, The Capella Group, Inc., Foresight, Inc. and SmartCare Insurance Agency, LLC. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

        NEW ACCOUNTING PRONOUNCEMENTS—In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). They also issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143), and Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), in August and October 2001, respectively. In April and June 2002, the Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145) and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148).

        SFAS 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. SFAS 141 supersedes APB Opinion No. 16, Business Combinations, and Statement of Financial Accounting Standards No. 38, Accounting for Pre-acquisition Contingencies of Purchased Enterprises, and is effective for all business combinations initiated after June 30, 2001.

        SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required or allowed to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supersedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company adopted SFAS 142, which resulted in the non-amortization of the Company's intangible assets.

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

        SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company's consolidated results of operations and financial position.

        SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 145 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 145 effective January 1, 2003.

        SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities addresses the accounting and reporting for costs associated with exit or disposal activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previously, under Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. Under SFAS 146, an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3. SFAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted. The Company expects that the provisions of SFAS 146 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS 146 effective January 1, 2003.

        SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure, amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method for accounting for stock-based employee compensation and the effect of the method used in reported financial results. SFAS 148, paragraphs 2(a)-2(e), are effective for financial statements for fiscal years ending after December 15, 2002. Earlier application is permitted. SFAS 148 paragraph 2(f) and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed statements for interim periods beginning after December 15, 2002. Earlier adoption is permitted.

        The Company adopted the disclosure provisions of SFAS 148 effective December 31, 2002. As permitted under SFAS 148 the Company continues to apply the recognition provisions of APB Opinion No. 25. Accounting for stock issued to employees, in determining its stock compensation expense.

        USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        REVENUE RECOGNITION—The Company recognizes membership revenues in the month the member joins the program. Membership revenues are reduced by the amount of refunds incurred.

        Membership and Independent Marketing Representatives Enrollment Fees.    Membership enrollment, net of direct costs are deferred and amortized over the estimated membership period, which on average is less than the 12 months. Independent marketing representatives' enrollment fees, net of direct costs, are deferred and amortized over the term of the contract.

        COMMISSION EXPENSE—Commissions are paid to the Company's independent marketing representatives in the month following the month in which a member has enrolled in the Care Entrée program. Commissions are only paid in the following month when the related membership fees have been received by the Company. The Company does not pay advanced commissions on membership sales.

        CASH HELD IN TRUST—Cash held in trust consists of cash held on behalf of members who have escrowed funds with the Company.

        CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

        TRADE ACCOUNTS RECEIVABLE—Accounts receivable are recorded at the lower of cost and fair value. A provision for uncollectible accounts is reviewed and estimated on a periodic basis.

        FIXED ASSETS—Fixed assets are carried at cost, less accumulated depreciation. Depreciation is calculated using the straight line method based on useful lives which range from three to seven years.

        GOODWILL—Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized, but it is reviewed on a periodic basis in order to determine if impairment exists. As of December 31, 2002, no impairment has been indicated. During the year ended December 31, 2002, the Company's goodwill was decreased to reflect the recognition of an income tax benefit of $982,236 which relates to the Company's 2001 merger-acquisition of The Capella Group, Inc.. During the year ended December 31, 2001 the Company's goodwill was increased by $822,076 to adjust for deferred fees pertaining to the merger-acquisition of The Capella Group, Inc..

        NET EARNINGS PER SHARE—Net earnings per share is calculated based on the weighted average number of common, and dilutive common equivalent shares outstanding.

        CONCENTRATION OF CREDIT RISK—The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

        FAIR VALUE OF FINANCIAL INSTRUMENTS—The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term maturity of these items.

        STOCK-BASED COMPENSATION—The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and its related interpretations. Under APB 25, no compensation expense is recognized when the exercise price of stock options equals the market price of the underlying stock on the date of the grant.

Note 3—Business Combination

        On June 8, 2001, the Company acquired The Capella Group, Inc. ("Capella") for $2,271,609 in cash, $1,000,000 in notes payable and 2,775,000 shares of common stock with an approximate market value of $5,078,250 as of the closing date. In addition, the Company agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group's income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The total additional earnout amounted to 4,800,287 shares that were issued on February 7, 2002. Capella is a provider of innovative consumer healthcare savings membership programs. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Capella's operations are included in the consolidated financial statements from the date of acquisition.

        The following unaudited pro forma results of operations for 2001 have been prepared assuming the Capella acquisition had occurred as of January 1, 2001. The pro forma results are positively impacted by the weighted-average number of shares outstanding as of December 31, 2001 and 2000 which amounted to 8,000,042 and 2,296,000, respectively. These pro forma results are not necessarily indicative of the results of future operations or of results that would have occurred had the acquisition been consummated as of that date (in rounded thousands, except per share data).

2001
Revenues	$27,998,000

Net earnings	$3,963,000

Basic earnings per share	$0.66

Diluted earnings per share	$0.65

        On December 7, 2000, the Company acquired Foresight, Inc. ("Foresight") for 166,667 share of preferred stock with a par value of $2,000,000 and 500,000 shares of common stock with an approximate market value of $742,200 as of the closing date. In consideration for this waiver and agreement, at closing of the merger-acquisition of Capella Group, the Company issued and delivered 1,250,000 shares of its common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that the Company's consolidated income before tax expense (as adjusted) for 2001 exceeds $1,750,000, assuming merger-acquisition of Capella Group was completed on January 1, 2001.

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

2000
Revenues	$7,153,000

Net loss	$(65,000)

Basic loss per share	$(0.03)

Diluted loss per share	$(0.03)

Note 4—Note Receivable

        During 2002, the Company entered into a $200,000 note receivable with one of its private label clients. The note receivable earns an annual rate of interest, based on the prime lending rate plus 100 basis points, as adjusted on a quarterly basis and is due to be repaid by December 31, 2003.

Note 5—Fixed Assets

        Fixed assets are comprised of the following at December 31,

	2002	2001
Furniture and fixtures	$130,811	$322,979
Leasehold improvements	207,302	32,601
Computer and office equipment	5,302,947	1,589,284
Automobile	50,725	50,725

	5,691,785	1,995,589
Accumulated depreciation and amortization	(1,778,403)	(860,268)

Fixed assets, net	$3,913,382	$1,135,321

Note 6—Debt

        In conjunction with the merger-acquisition of Capella, the Company issued $1,000,000 in promissory notes to the former shareholders of Capella. The notes accrued interest at an annual rate of 6% and were paid during December 2001.

Note 7—Capital Leases

        The Company has several capital leases for office equipment. These are in substance lease purchases and have been capitalized at the present value of fair market value using an interest rate of 8% and are being depreciated over their estimated useful lives. Principal payments over the next five years, and thereafter, are as follows:

2003	$1,304,140
2004	$1,020,225
2005	$239,003
2006	$—
2007	$—
Thereafter	$—

Total	$2,563,368

Note 8—Stockholders' Equity

        Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 102,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock, $0.01 par value per share (the "Common Stock"), and 2,000,000 shares of preferred stock, $1.00 par value per share (the "Preferred Stock").

        Common Stock—During 2001, in conjunction with the merger-acquisitions of Capella and Foresight, the Company issued 8,827,287 shares of common stock valued at $16,153,936. During 2000, in conjunction with the merger-acquisition of Foresight, the Company issued 500,000 shares of common stock valued at $742,200.

        In February 2000, the Company completed the sale of 1,150,000 shares of common stock at $6.00 per share in connection with its initial public offering (the "Offering"). The net proceeds to the Company aggregated approximately $5,675,000. In conjunction with the merger-acquisition of Foresight, the Company issued 500,000 shares of common stock valued at $742,200.

        Preferred Stock—In conjunction with the merger-acquisition of Foresight, the Company issued 166,667 shares of preferred stock with a face value of $2,000,000. During the years ended December 31, 2002 and 2001, the Company redeemed 83,334 and 83,333, respectively, shares of preferred stock for $1,000,000 in each year.

Note 9—Common Stock Options

        As of December 31, 2002, the Company has three stock-based compensation plan which is described below. The Company applies APB 25 and related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended December 31, 2002, and 2001 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings (loss) and net earnings (loss) per share would have decreased the pro forma amounts shown below for the years ending December 31, 2002, 2001 and 2000:

	2002	2001	2000
Net earnings (loss) applicable to common stockholders	$5,464,226	$2,365,078	$(492,394)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(334,078)	—	(1,400)

Pro forma net earnings (loss)	$5,130,148	$2,365,078	$(493,794)

Earnings (loss) per share:	2002	2001	2000
Basic—as reported	$0.46	$0.30	$(0.21)

Basic—pro forma	$0.43	$0.30	$(0.22)

Diluted—as reported	$0.46	$0.29	$(0.21)

Diluted—pro forma	$0.43	$0.29	$(0.22)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 3.74%; no dividend yield; volatility of 40%; and expected life less than five years. The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

        In July 2002, our shareholders adopted our 2002 Non Employee Stock Option Plan with an effective date of July 29 2002. The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 2002 Non Employee Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

        In July 2002, our shareholders adopted our 2002 IMR Stock Option Plan with an effective date of July 29 2002. The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 2002 IMR Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

        Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

	2002
	Shares	Average Exercise Price
Outstanding at beginning of year	530,397	$5.76
Granted at market value	488,788	$8.02
Exercised	(124,612)	$5.44
Forfeited	(126,500)	$8.25

Outstanding at end of year	768,073	$6.84

	Options Outstanding			Options Exercisable
	Shares Outstanding At 12/31/02	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 12/31/02	Average Exercise Price
$1.00 to $2.00	30,000	3.0	$1.25	30,000	$1.25
$3.00 to $4.00	189,175	3.7	$3.60	37,840	$3.58
$5.00 to $6.00	93,160	3.3	$5.18	93,160	$3.60
$7.00 to $8.00	125,000	3.3	$7.65	100,000	$7.65
$8.00 to $9.00	23,738	4.0	$8.51	23,738	$8.51
$9.00 to $10.00	307,000	2.7	$9.45	150,000	$9.34

	768,073	3.2	$6.85	434,738	$6.62

	2001
	Shares	Average Exercise Price
Outstanding at beginning of year	342,261	$6.86
Granted at market value	211,000	$3.55
Exercised	(20,000)	$1.25
Forfeited	(2,864)	$(5.22)

Outstanding at the end of year	530,397	$5.76

	Options Outstanding			Options Exercisable
	Shares Outstanding At 12/31/01	Average Remaining Life (Years)	Average Exercise Price	Shares Outstanding 12/31/01	Average Exercise Price
$1.00 to $2.00	50,000	4.0	$1.25	50,000	$1.25
$3.00 to $4.00	211,000	4.7	$3.58	—	—
$5.00 to $6.00	69,397	4.1	$5.33	69,397	$5.33
$9.00 to $10.00	200,000	1.5	$9.37	200,000	$9.37

	530,397	3.4	$5.77	319,397	$7.22

        In connection with the Company's initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants will have the right through February 10, 2007, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders. As of December 31, 2002, 16,000 of these warrants were exercised at a per share price of $9.00.

        In November 2000, 200,000 warrants were provided to the Company's underwriter exercisable for the purchase of 200,000 shares of common stock for $9.37 per share during a five year period. These warrants expire in November, 2007. As of December 31, 2002, 17,000 of these warrants were exercised at a per share price of $9.37.

Note 10—Income Taxes

        The income tax provision for the years ended December 31, 2002, 2001 and 2000 consists of:

	2002	2001	2000
Current provision	$2,881,852	$911,146	$—
Deferred provision	(7,000)	519,700	—
Change in beginning of the year valuation allowance	—	(1,255,000)	—

Provision for income taxes	$2,874,852	$175,846	$—

        Deferred income tax assets and liabilities as of December 31, 2002 and 2001 are comprised of:

	2002	2001
Deferred income tax assets:
Net operating loss carryforwards	$827,900	$895,100
Valuation allowance	—	—

Total deferred tax liabilities	827,900	895,100

Deferred income tax liabilities:
Cash to accrual conversion	—	14,700
Depreciation	12,000	12,000
Goodwill basis differences	73,600	133,100

Total deferred tax liabilities	85,600	159,800

Deferred tax asset, net	$742,300	$735,300

        At December 31, 2002 and 2001, the Company had federal and state net operating loss carryforwards of approximately $2,366,000 and $2,558,000, respectively, expiring at various dates through 2020. The Company's ability to use these losses to offset future taxable income is subject to an annual limitation of approximately $192,000 under the Internal Revenue Code.

        The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

2003
Federal statutory rate	35.0%
Amortization of deductible goodwill	—
Net operating loss carryforwards	—
Other	(0.6)

34.4%

Note 11—Contingencies

        In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc., purchased the outstanding common stock of Foresight, Inc. for $4,540,000. Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,540,000 of the purchase price does not qualify for long-term capital gain treatment. These former shareholders reported $4,540,000 of the purchase price as long-term capital gain. In connection with the Company's merger-acquisition of Foresight, Inc., the Company assumed the indemnification obligation of Universal Marketing Services. Upon examination, the Internal Revenue Service may take the position that a portion of the $4,540,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate. In the event the Internal Revenue Service successfully asserts that long-term capital gain classification was improper, the Company will be required to indemnify the former shareholders.

Note 12—Operating Leases

        The Company has leased various office spaces through December 15, 2006. Future lease commitments on this space as follows:

2003	$455,247
2004	456,290
2005	302,005
2006	305,005
And thereafter	—

Total	$1,518,547

        Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term.

PRECIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)

Note 13—Major Customer

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

Note 14—Employee Benefit Plan

        The Company has adopted a retirement plan which includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the plan. The Company makes matching contributions of up to 50% of a participant's contributions limited to 3% of the participant's annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2002, 2001 and 2000, the Company made $22,620, $30,526 and $1,322, respectively, in matching contributions to the Plan. All contributions by participants are fully vested.

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION	SEQUENTIALLY NUMBERED PAGE
3.1	Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K/A filed with the Commission on July 31, 2001.
3.2	Registrant's Bylaws, incorporated by reference to Exhibit 3.2 of Registrant's Form SB-2 Registration Statement (No. 333-86643).
4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.
4.2
Form of Promotional Shares Lock-In Agreement among Kent H. Webb, Larry E. Howell, Donald A. Cunningham, Michael R. Morrisett and Registrant, incorporated by reference to Exhibit 4.3 of Registrant's Form SB-2 Registration Statement (No. 333-86643).
4.3	Precis Smart Card, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.
4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
4.5	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
10.1
The Agreement and Plan of Merger, dated March 21, 2000, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.
10.2
The First Amendment to Agreement and Plan of Merger, dated June 22, 2000, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.
10.3
The Second Amendment to Agreement and Plan of Merger, dated August 23, 2000, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.
10.4
The Third Amendment to Agreement and Plan of Merger, dated June 8, 2001, amongst Registrant, Precis-Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.
10.5
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

10.6	Form of Underwriter's Warrant and Warrant Certificate, incorporated by reference to Exhibit 4.2 of Registrant's Form SB-2 Registration Statement (No. 333-86643).
10.7	Consulting Agreement, dated January 3, 2001, between Larry E. Howell and Registrant, incorporated by reference to Exhibit 10.7 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.
10.8	Consulting Agreement, dated January 3, 2001, between John Simonelli and Registrant, incorporated by reference to Exhibit 10.8 of Registrant's Form 10-QSB filed with the Commission on April 24, 2001.
10.9
Form of Indemnification Agreement, dated December 29, 2000, between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.9 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.
10.10	The Lease Agreement, dated December 31, 1999, between Registrant and Onward, LLC, incorporated by reference to Exhibit 10.10 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.
10.11	The Lease Agreement, dated September 30, 2000, between Registrant and Onward, LLC, incorporated by reference to Exhibit 10.11 of Registrant's Form 10-KSB filed with the Commission on April 2, 2001.
10.12
The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited Partnership (Appendices and Exhibits will be provided Registrant upon request), incorporated by reference to the Schedule 14A filed with the Commission on June 6, 2002.
24.1	Consent of Independent Accountants.
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as Chief Executive Officer.
99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Dino Eliopoulos as Chief Financial Officer.