Form 10-Q
period 2003-03-31
PRECIS INC
filed 2003-05-14
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the three months ended March 31, 2003

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission File Number: 001-15667

PRECIS, INC.

(Name of business issuer in its Charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2040 North Highway 360 Grand Prairie, Texas 75050
(Address of principal executive offices)

(972) 522-2000
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  Yes  ☐  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of May 1, 2003, 11,874,423 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q

For the Three Months Ended March 31, 2003

PART I.                 FINANCIAL INFORMATION

Item 1.           Financial Statements

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 15.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2002 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions which may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.  Our ability to achieve such results is subject to the risks and uncertainties discussed in our Form 10-KSB.  Any forward-looking statements contained herein represent our judgment as of the date hereof.  We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

Independent marketing representatives may enroll as representatives by paying an enrollment fee and signing a standard representative agreement.  We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of that members’ enrollment.  Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives.  We pay a total of 35% in override commissions down through seven levels.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive commissions of up to 5% measured in part by our revenues in these programs.  Independent marketing representatives can also earn a 100% commission of the membership fees if three or more qualified members are enrolled in a particular month.  In the month of the membership sales, no override commissions are paid to the representative’s upline.

Affordable Healthcare Insurance

In late 2001, through our subsidiary, SmartCare Insurance Agency, we contracted with numerous insurance companies to offer high deductible and scheduled benefit insurance policies.  These policies, when combined with the Care Entrée program, offer affordable well-rounded solutions for individuals and companies who are no longer able to afford or obtain traditional insurance policies.  These policies are sold through our independent marketing representatives who are licensed insurance agents.

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

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
	2003	2002
Product and service revenues	$10,762,309	$9,572,799
Operating expenses:
Cost of operations	3,164,785	2,469,101
Sales and marketing	4,214,254	3,809,169

General and administrative	1,596,811	1,416,957

Total operating expenses	8,975,850	7,695,227
Operating income	1,786,459	1,877,572

Other expenses:
Interest income and expense, net	28,980	953

Total other expenses	28,980	953

Earnings before income taxes	1,757,479	1,876,619

Provision for income taxes	570,719	656,817

Net earnings	1,186,760	1,219,802

Preferred stock dividend	—	14,137

Net earnings applicable to common shareholders	$1,186,760	$1,205,665

Earnings per common share
Basic	$0.10	$0.10
Diluted	$0.10	$0.10

Weighted average number of common shares outstanding:

Basic	11,862,985	11,754,677
Diluted	11,913,927	11,814,471

Comparison of the Three Months Ended March 31, 2003 and 2002

Product and Service Revenues.  During the three months ended March 31, 2003, revenues were $10,762,309, an increase of $1,189,510 or 12.4%, from $9,572,799 during the comparable 2002 period.  The increase in revenues was primarily due to continued volume growth in our individual and group memberships.

Cost of Operations.  Cost of operations for the three months ended March 31, 2003 increased $695,684 or 28.2%, to $3,164,785 from $2,469,101 during the 2002 comparable period.  The increase in cost of operations primarily arose from our increased customer service staff and other personnel in order to accommodate and to support the growth in our operations, and the additional preferred provider network costs in 2002, and the additional depreciation expense as a result of the capital leases acquired in the three months ended December 31, 2002.

Cost of operations, as a percentage of revenues, were 29.4% of revenues during the three months ended March 31, 2003, while during the comparable 2002 period, cost of operations were 25.8% of revenues.  The increase was attributable to the additional depreciation expense as a result of the capital leases we acquired in the three months ended December 31, 2002.

Sales and Marketing Expenses.  Sales and marketing expenses increased $405,085 or 10.6%, to $4,214,254 during the three months ended March 31, 2003 from $3,809,169 during the comparable 2002 period.  The increase in sales and marketing expenses was primarily due to increased commissions earned by our independent marketing representatives and was directly related to the number of new members enrolled in our healthcare savings programs.  These marketing representatives are paid a 20% commission of the membership fees of each member they enroll, and can also recruit other representatives and earn override commissions on sales made by those representatives.  A total of 35% in commissions down through seven levels of marketing representatives is paid.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive commissions of up to 5% measured in part by our revenues in these programs.  Independent marketing representatives can also earn a 100% commission of the membership fees if three or more qualified members are enrolled in a particular month.  In the month of the membership sale, no override commissions are paid to the representative’s upline.

Sales and marketing expenses represented 39.2% and 39.8% of revenues for the three months ended March 31, 2003 and 2002, respectively.

General and Administrative Expenses.  General and administrative expenses increased $179,854 or 12.7%, to $1,596,811 during the three months ended March 31, 2003 from $1,416,957 during the comparable 2002 period.  The increase in general and administrative expenses was due to the increased costs associated with the product training and education of our independent marketing representatives as a result of our recent product changes announced at our National Convention in October 2002, and the additional salaries associated with our recently recruited in-house sales team.  General and administrative expenses represented 14.8% of revenues for each of the three months ended March 31, 2003 and 2002.

Total Operating Expenses.  During the three months ended March 31, 2003, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $1,280,623 or 16.7%, to $8,975,850 from $7,695,227 during the comparable 2002 period.  Total operating expenses represented approximately 83.4% and 80.4% of revenues for the three months ended March 31, 2003 and 2002, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the three months ended March 31, 2003, operating income was $1,786,459, a decrease of $91,113 or 4.9%, from $1,877,572 during the comparable 2002 period.  Net earnings applicable to common shareholders were $1,186,760, or 11.0% of revenues, net of provision for income taxes of $570,719.  In comparison, during the three months ended March 31, 2002, net earnings applicable to common shareholders were $1,205,665 or 12.6% of revenues, net of provision for income taxes of $656,817.  During the three months ended March 31, 2003, net earnings per common share calculated on a fully diluted basis were $0.10 per share.  This remained unchanged from the comparable 2002 period.  Net earnings applicable to common shareholders and net earnings per common share calculated on a fully diluted basis for the three months ended March 31, 2003 were impacted by the cost increases as previously described.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2003 and 2002 were $3,005,156 and $1,124,886, respectively, an increase of $1,880,270.  The increase in net cash from operating activities was positively impacted by an increase in depreciation expense of $411,300 (a non-cash activity), an improvement in accounts receivable collections of $373,908 and an increase in certain working capital items of $901,067, primarily short-term liabilities, since December 31, 2002, which are considered to be more timing in nature.  A significant portion of the increase in short-term liabilities relates to income taxes payable of $545,691.

Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2003 and 2002 were $201,696 and $333,357, respectively.  During the three months ended March 31, 2003, net cash of $201,696 and $333,357, respectively, were used to purchase fixed assets necessary to support the growth in our operations.

Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2003 and 2002, were $350,885 and $663,434, respectively.  During the three months ended March 31, 2003, net cash of $352,541 was used for repayments on capital leases.  During the three months ended March 31, 2002, net cash of $1,000,000 was used to redeem preferred stock, offset in part by proceeds from the exercise of stock options of $405,630.

At March 31, 2003, we had working capital of $6,380,727, and cash and cash equivalents of $8,064,378.  Other than our capital lease obligations beginning during the fourth quarter of 2002, we do not have any capital commitments.  Our capital lease obligations, net of the current portion, was $1,175,950 as of March 31, 2003.  We believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143).  In April and June 2002, The Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145), and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  In December 2002, the Financial Accounting Standards Board issued Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148).

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted.  Effective January 1, 2003, we adopted SFAS 143, which will not have a material impact on our consolidated results of operations and financial position.

SFAS 145 rescinds No.4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions.  SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted.  Effective January 1, 2003, we adopted SFAS 145, which will not have a material impact on our consolidated results of operations and financial position.

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities addresses the accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previously, under Emerging Issues Task Force (ETIF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  Under SFAS 146, an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3.  SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.  Effective January 1, 2003, we adopted SFAS 146, which will not have a material impact on our consolidated results of operations and financial position.

SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used in reported financial results.  SFAS 148, paragraphs 2(a) – 2(e), are effective for financial statements for fiscal years ending after December 15, 2002.  SFAS 148, paragraph 2(f), and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  Earlier adoption is permitted.

We adopted the disclosure provisions of SFAS 148 effective December 31, 2002.  As permitted under SFAS 148, we continue to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining our compensation expense.

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2002 and our Schedule 14A Proxy Statement for our 2003 annual shareholders meeting, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We do not have any investments in market risk sensitive instruments.

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining internal controls and have designed these controls to ensure that material information, financial or otherwise, relating to accounting and financial reporting of our operations and activities, including those of our consolidated subsidiaries, were made known to them in their capacities as executive officers, particularly during the period that this Report was prepared.  These executive officers have evaluated the effectiveness of our internal controls within the preceding 90 days of this report, having concluded that our internal controls were fully effective as of the date of this report, and there were no significant deficiencies or material weaknesses discovered and have reported this conclusion to our auditors and audit committee.  In conducting their evaluation of our internal controls, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our internal controls.  Furthermore, there were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.  Because no significant deficiencies or material weaknesses were discovered, there were no necessary corrective actions taken to correct significant deficiencies and material weaknesses in our internal controls.

PART II OTHER INFORMATION

Item 1.                       Legal Proceedings

None

Item 2.                       Changes in Securities and Use of Proceeds

(a)                         None

(b)                        None

(c)                                              During the three months ended March 31, 2003, we granted stock options under the Precis, Inc. 2002 IMR Stock Option Plan to our independent marketing representatives.  These stock options are exercisable for the purchase of 23,800 shares of our common stock for $3.82 per share on or before June 30, 2007.  These stock options are not transferable other than pursuant to operation of law or by will.  These stock options were granted pursuant to the applicable registration exemptions of Rule 504 of Regulation D of the Securities and Exchange Commission, Section 3b of the Securities Act of 1933, and applicable state securities laws.  There were no sales commissions or other fees paid in connection with the grant of these stock options.

(d)                        None

Item 3.                       Defaults Upon Senior Securities

None

Item 4.                       Submission of Matters to a Vote of Security Holders

No matters were submitted to our shareholders or other securities holders during the three months ended March 31, 2003.

Item 5.                       Other Information

On April 30, 2003, we amended and restated our bylaws in their entirety and are filed with this Report as Exhibit 3.2.

Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2001.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as Chief Executive Officer.

99.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Dino Eliopoulos as Chief Financial Officer.

(b) Reports on Form 8-K:

None

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: May 12, 2003	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: May 12, 2003	/s/ DINO ELIOPOULOS
Dino Eliopoulos
Chief Financial Officer

FINANCIAL STATEMENT CERTIFICATION:

I, Judith H. Henkels, certify that (1) I have reviewed this quarterly report; (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 14d-14) for the registrant and we have: (a) designed such disclosure internal controls and procedures to ensure that material information relating to registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the registrant’s internal controls and procedures based on their evaluation as of the Evaluation Date; (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and (6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

I, Dino Eliopoulos, certify that (1) I have reviewed this quarterly report; (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report; (4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 14d-14) for the registrant and we have: (a) designed such disclosure internal controls and procedures to ensure that material information relating to registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was prepared; (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to this quarterly report (the “Evaluation Date”); and (c) presented in this quarterly report our conclusions about the effectiveness of the registrant’s internal controls and procedures based on their evaluation as of the Evaluation Date; (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and (6) The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/ DINO ELIOPOULOS
Dino Eliopoulos
Chief Financial Officer

PRECIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002

ASSETS

Current assets:
Cash in trust	$520,954	$108,152
Cash and cash equivalents	8,064,378	5,611,803
Accounts receivable	798,791	1,602,368
Income tax receivable	1,095,887	1,095,887
Notes Receivable	630,504	200,835
Inventory	219,067	236,549
Prepaid expenses	221,486	325,701
Other current assets	—	25,000

Total current assets	11,551,067	9,206,295

Fixed assets, net	3,526,526	3,913,382
Goodwill, net	21,077,285	21,077,284
Deferred tax asset, net	827,900	827,900
Other assets	33,600	30,825

Total assets	$37,016,378	$35,055,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$240,434	$136,898
Accrued liabilities	1,935,123	1,872,245
Income taxes payable	615,128	69,437
Member liabilities	520,954	108,152
Deferred income taxes	85,600	85,600
Deferred fees	783,354	738,314
Current portion of capital leases	989,747	1,304,140

Total current liabilities	5,170,340	4,314,786

Capital lease obligation, net of current portion	1,175,950	1,259,228

Total liabilities	6,346,290	5,574,014

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (0 issued as of December 31, 2002)	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 11,874,423 issued and outstanding (11,851,547 issued as of December 31, 2002)	118,744	118,516
Additional paid-in capital	25,791,423	25,789,995
Accumulated earnings	4,759,921	3,573,161

Total stockholders’ equity	30,670,088	29,481,672

Total liabilities and stockholders’ equity	$37,016,378	$35,055,686

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2003	2002
Product and service revenues	$10,762,309	$9,572,799

Operating expenses:
Cost of operations	3,164,785	2,469,101
Sales and marketing	4,214,254	3,809,169
General and administrative	1,596,811	1,416,957

Total operating expenses	8,975,850	7,695,227

Operating income	1,786,459	1,877,572

Other expenses:
Interest income and expense, net	28,980	953

Total other expenses	28,980	953

Net earnings before taxes	1,757,479	1,876,619
Provision for income taxes	570,719	656,817

Net earnings	1,186,760	1,219,802

Preferred stock dividends	—	14,137

Net earnings applicable to common shareholders	$1,186,760	$1,205,665

Earnings per share:
Basic	$0.10	$0.10

Diluted	$0.10	$0.10

Weighted average number of common shares outstanding:
Basic	11,862,985	11,754,677

Diluted	11,913,927	11,814,471

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED EARNINGS
Balance, December 31, 2002	11,851,547	$118,516	$25,789,995	$3,573,161

Stock options exercised	22,876	228	1,428	—
Net earnings	—	—	—	1,186,760

Balance, March 31, 2003	11,874,423	$118,744	$25,791,423	$4,759,921

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2003	2002

Operating activities:
Net earnings	$1,186,760	$1,219,802
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	543,421	132,120
Changes in assets and liabilities -
Accounts receivable	803,577	132,876
Income taxes receivable	—	29,471
Notes receivable	(429,669)	—
Inventory	17,482	(73,196)
Prepaid expenses	104,215	(50,346)
Other current assets	25,000	—
Other assets	(2,775)	98,094
Accounts payable	103,536	72,941
Accrued liabilities	62,878	(138,043)
Deferred fees	45,040	—
Income taxes payable	545,691	(298,833)

Net cash provided by operating activities	3,005,156	1,124,886

Investing activities:
Purchase of fixed assets	(201,696)	(333,357)

Net cash used in investing activities	(201,696)	(333,357)

Financing activities:
Exercise of stock options	1,656	405,630
Payments on capital leases	(352,541)	(54,927)
Redemption of preferred stock	—	(1,000,000)
Payment of preferred stock dividends	—	(14,137)

Net cash used in financing activities	(350,885)	(663,434)

Net increase in cash and cash equivalents	2,452,575	128,095

Cash and cash equivalents at beginning of year	5,611,803	3,755,642

Cash and cash equivalents at end of period	$8,064,378	$3,883,737

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the three months ended March 31, 2003 and 2002 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 – Accounting Changes

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143).  In April and June 2002, the Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145) and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148).

SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The provisions of SFAS 143 do not have a material impact on the Company’s consolidated results of operations and financial position. The Company adopted SFAS 143 effective January 1, 2003.

SFAS 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.  SFAS 145 amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS 145 is effective in fiscal years beginning after May 15, 2002, with early adoption permitted.  The provisions of SFAS 145 do not have a material impact on the Company’s consolidated results of operations and financial position.  The Company adopted SFAS 145 effective January 1, 2003.

SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method for accounting for stock-based employee compensation and the effect of the method used in reported financial results.  SFAS 148, paragraphs 2(a) – 2(e) are effective for financial statements for fiscal years ending after December 15, 2002.  Earlier application is permitted.  SFAS 148, paragraph 2(f), and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed statements for interim periods beginning after December 15, 2002.  Earlier adoption is permitted.

The Company adopted the disclosure provisions of SFAS 148 effective December 15, 2002.  As permitted under SFAS 148, the Company continues to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining its stock compensation expense.

Note 3 – Common Stock Options

As of March 31, 2003, the Company has three stock-based compensation plans which are described below.  The Company applies APB 25 and related interpretations in accounting for its plan.  Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay.  No compensation expense was recorded during the three months ended March 31, 2003 and 2002 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased the pro forma amounts shown below for the three months ended March 31, 2003 and 2002.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2003	2002
Net earnings applicable to stockholders	$1,186,760	$1,205,665
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(59,992)	(7,967)

Pro forma net earnings	$1,126,768	$1,197,698

	FOR THE THREE MONTHS ENDED MARCH 31,
	2003	2002
Earnings per share:
Basic - as reported	$0.10	$0.10

Basic - pro forma	$0.09	$0.10

Diluted - as reported	$0.10	$0.10

Diluted - pro forma	$0.09	$0.10

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

The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable.  Option valuation models require the use of highly subjective assumptions including expected stock price volatility.  The Company has utilized the Black-Scholes method to produce the pro forma disclosures required under SFAS 123.  In management’s opinion, existing valuation models do not necessarily provide a reliable single measure of the fair value of its employee stock options because the Company’s employee stock options have significantly different characteristics from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate.  The effects of applying SFAS 123 in this pro forma are not indicative of future amounts.

In November 1999, the Company’s Board of Directors restated and adopted the Company’s 1999 Stock Option Plan with an effective date of November 30, 1999.  The Company has reserved 700,000 shares of our common stock for issuance upon the exercise of options granted under this plan.  Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

In July 2002, the Company’s shareholders adopted the Company’s 2002 Non-Employee Stock Option Plan with an effective date of July 29, 2002.  The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan.

Under the 2002 Non-Employee Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

In July 2002, the Company’s shareholders adopted the Company’s IMR Stock Option Plan with an effective date of July 29, 2002.  The Company has reserved 500,000 shares of the Company’s common stock for issuance upon the exercise of options granted under this plan.  Under the 2002 IMR Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

On January 29, 2003, the Board approved a motion effective June 1, 2003 for the discontinuance of any further stock option grants under the 2002 IMR Stock Option Plan.

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