Form 10-Q
period 2003-06-30
PRECIS INC
filed 2003-08-13
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of August 1, 2003, 11,848,306 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I.                 FINANCIAL INFORMATION

Item 1.           Financial Statements

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 13.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our Form 10-KSB and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2002 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.  Our ability to achieve such results is subject to the risks and uncertainties discussed in our Form 10-KSB.  Any forward-looking statements contained in this report represent our judgment as of the date hereof.  We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

Overview

Consumer Healthcare Savings Solution

We offer savings on healthcare services throughout the United States to persons who are under-insured.  These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies.  These programs are sold primarily through a network marketing strategy under the name Care Entrée.  We design these programs to benefit healthcare providers as well as our program members.  Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients.  However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services.  Our programs utilize these same provider networks to obtain the same savings for the Care Entrée program members.  However, the healthcare providers are paid immediately for their services and are not required to file claim forms.  We provide transaction facilitation services to both the program member and the healthcare provider.

Independent marketing representatives may enroll as representatives by paying an enrollment fee and signing a standard representative agreement.  We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of the members’ enrollment.  Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives.  We pay a total of 35% in override commissions down through seven levels.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive commissions of up to 5% measured in part by our revenues in these programs.  Independent marketing representatives can also earn a commission equal to the membership fees if three or more program members are enrolled in a month.  In the month of the membership sales, no override commissions are paid to the representative’s upline.

Affordable Healthcare Insurance

In late 2001, through our subsidiary, SmartCare Insurance Agency, we contracted with numerous insurance companies to offer high deductible and scheduled benefit insurance policies.  These policies, when combined with the Care Entrée program, offer affordable well-rounded solutions for individuals and companies who are no longer able to afford or obtain traditional health insurance policies.  These policies are sold through our independent marketing representatives who are licensed insurance agents.

Wholesale Membership Solution

Healthcare Membership Programs

We also design healthcare membership programs for employer groups, retailers and association-based organizations.  Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing.  We believe that our clients, their members, and the vendors of the products and services offered through the programs, all benefit from our membership service programs.  The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular member base.  Most of our memberships are sold by third-party organizations and are generally marketed using the third-party’s name or brand.  We refer to these programs and membership sales as wholesale programs or private label programs.

Rental Purchase and Club Membership Programs

We also design club membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations.  Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts.  Program members are offered and provided our third-party vendors’ products and services.  We believe that our clients, their customers, and the vendors of the products and services offered through the programs, all benefit from our membership service programs.  The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular customer base.  Most of our memberships are sold by third-party organizations, generally in connection with a point-of-sale transaction.  We refer to these programs and membership sales as wholesale programs.  Some of our wholesale programs utilize our smart card technology and products as enhancements.

Benefits to Members of Our Programs

We believe that our programs offer members an economic, efficient and convenient method for the selection of products and services.  Members are entitled to savings for products and services that may not otherwise be available to them.  Vendors of products and services offered and sold through the programs to members are benefited. Vendors are provided the opportunity demographically to reach a large number of targeted customers with minimal incremental marketing cost.

Critical Accounting Policies

Revenue Recognition

Healthcare Membership Revenues

We recognize membership revenues in the month the member joins the program.  Membership revenues are reduced by the amount of refunds incurred.  Subsequent to the initial membership month, membership revenues are recognized on each monthly anniversary date.

Membership and Independent Marketing Representatives Enrollment Fees:  Membership enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period, that averages less than 12 months.  Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the contract.

Rental Purchase and Club Membership Revenues

Rental purchase and club membership revenues are recognized in the month that our products and services have been delivered to our clients.  We sell our rental purchase and club membership programs on a wholesale basis to our clients. The wholesale client remits a portion of the rental purchase and club membership revenues to us and retains the balance as compensation for having made the sale. We provide an allowance for those accounts which are considered to be uncollectible.

Commission Expense

Commissions are paid to our independent marketing representatives in the month following the month in which a member enrolls in our Care Entrée program.  Commissions are only paid in the following month when the related monthly membership fees have been received.  We do not pay advanced commissions on membership sales.

Goodwill

We review our goodwill for any impairment on an annual basis.  The goodwill arises in connection with our acquisitions of The Capella Group Inc, in June 2001, and Foresight Inc. in December 2000.  As of June 30, 2002 goodwill amounted to $21,077,285. The value of our goodwill is primarily dependent upon continued healthcare and rental purchase and club program membership revenues.

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three months and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Unaudited		Unaudited
	2003	2002	2003	2002
Product and service revenues	$10,963,994	$10,708,920	$21,726,303	$20,281,719
Operating expenses:
Cost of operations	3,407,147	2,680,398	6,571,932	5,149,499
Sales and marketing	4,069,180	4,366,808	8,283,434	8,175,977
General and administrative	1,495,075	1,365,978	3,091,886	2,782,935

Total operating expenses	8,971,402	8,413,814	17,947,252	16,108,411
Operating income	1,992,592	2,295,736	3,779,051	4,173,308

Other expenses:
Interest income and expense, net	44,927	16,476	73,908	17,429

Total other expenses	44,927	16,476	73,908	17,429

Earnings before income taxes	1,947,665	2,279,260	3,705,143	4,155,879
Provision for income taxes	681,285	839,669	1,252,003	1,496,486

Net earnings	1,266,380	1,439,591	2,453,140	2,659,393

Preferred stock dividend	—	—	—	14,137

Net earnings applicable to common shareholders	$1,266,380	$1,439,591	2,453,140	$2,645,256

Earnings per common share
Basic	$0.11	$0.12	$0.21	$0.22

Diluted	$0.11	$0.12	$0.21	$0.22

Weighted average number of common shares outstanding:
Basic	11,861,365	11,794,297	11,849,927	11,772,277

Diluted	11,959,604	11,882,235	11,928,302	11,868,163

Comparison of the Three Months Ended June 30, 2003 and 2002

Product and Service Revenues.  During the three months ended June 30, 2003, revenues were $10,963,994, an increase of $255,074 or 2.4%, from $10,708,920 during the comparable 2002 period.  The increase in revenues was primarily due to continued growth in our healthcare membership revenues.

Cost of Operations.  Cost of operations for the three months ended June 30, 2003 increased $726,749 or 2.7%, to $3,407,147 from $2,680,398 during the 2002 comparable period.  The increase in cost of operations primarily arose from our increased member service staff and other personnel necessary to support our operations growth, the increase in preferred provider network costs associated with increased healthcare memberships, and the additional depreciation expense as a result of the capital leases acquired in the three months ended December 31, 2002.

Cost of operations, as a percentage of revenues, was 31.1% of revenues during the three months ended June 30, 2003, while during the comparable 2002 period cost of operations were 25.0% of revenues.  The increase was attributable to our increased member service staff, as well as the additional depreciation expense as a result of the capital leases we acquired in the three months ended December 31, 2002.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $297,628 or 6.8%, to $4,069,180 during the three months ended June 30, 2003 from $4,366,808 during the comparable 2002 period.

Sales and marketing expenses represented 37.1% and 40.8% of revenues for the three months ended June 30, 2003 and 2002, respectively.  The decrease as a percentage of revenues, sometimes arises and is dependent on several factors including the mix between individual healthcare membership sales business as compared to private label business, the healthcare membership sales business as compared to the rental purchase and club membership business, as well as, threshold qualification requirements.

General and Administrative Expenses.  General and administrative expenses increased $129,097 or 9.5%, to $1,495,075 during the three months ended June 30, 2003 from $1,365,978 during the comparable 2002 period.  The increase in general and administrative expenses was due to additional salaries and other administrative costs necessary to support both our systems and financial capabilities, and administrative operations.  General and administrative expenses represented 13.6% and 12.8% of revenues for each of the three months ended June 30, 2003 and 2002, respectively.

Total Operating Expenses.  During the three months ended June 30, 2003, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $557,588 or 6.6%, to $8,971,402 from $8,413,814 during the comparable 2002 period.  Total operating expenses represented approximately 81.8% and 78.6% of revenues for the three months ended June 30, 2003 and 2002, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the three months ended June 30, 2003, operating income was $1,992,592, a decrease of $303,144 or 13.2%, from $2,295,736 during the comparable 2002 period.  Net earnings applicable to common shareholders were $1,266,380, or 11.6% of revenues, net of provision for income taxes of $681,285.  In comparison, during the three months ended June 30, 2002, net earnings applicable to common shareholders were $1,439,591 or 13.4% of revenues, net of provision for income taxes of $839,669.  During the three months ended June 30, 2003, net earnings per common share calculated on a fully diluted basis were $0.11 per share compared to $0.12 from the comparable 2002 period.  Net earnings applicable to common shareholders and net earnings per common share calculated on a fully diluted basis for the three months ended June 30, 2003 were impacted by the net cost increases as previously described, offset in part by increased healthcare membership revenue.

Comparison of the Six Months Ended June 30, 2003 and 2002

Product and Service Revenues.  During the six months ended June 30, 2003, revenues were $21,726,303, an increase of $1,444,584 or 7.1%, from $20,281,719 during the comparable 2002 period.  The increase in revenues was primarily due to continued growth in our healthcare membership revenue.

Cost of Operations.  Cost of operations for the six months ended June 30, 2003 increased $1,422,433 or 27.6%, to $6,571,932 from $5,149,499 during the 2002 comparable period.  The increase in cost of operations primarily arose from our increased member service staff and other personnel in order to accommodate and to support our operations growth, the increase in preferred provider network costs associated with increased memberships, and the additional depreciation expense as a result of the capital leases acquired in the three months ended December 31, 2002.

Cost of operations, as a percentage of revenues, was 30.3% of revenues during the six months ended June 30, 2003, while during the comparable 2002 period, cost of operations were 25.4% of revenues.  The increase was attributable to our increased member service staff, as well as the additional depreciation expense as a result of the capital leases we acquired in the three months ended December 31, 2002.

Sales and Marketing Expenses.  Sales and marketing expenses increased $107,457 or 1.3%, to $8,283,434 during the six months ended June 30, 2003 from $8,175,977 during the comparable 2002 period.

Sales and marketing expenses represented 38.1% and 40.3% of revenues for the six months ended June 30, 2003 and 2002, respectively.  The decrease as a percentage of revenues sometimes arises and is dependent on several factors including the mix between individual healthcare membership sales business as compared to private label business, the healthcare membership sales business as compared to the rental purchase and club membership business, as well as, threshold qualification requirements.

General and Administrative Expenses.  General and administrative expenses increased $308,951 or 11.1%, to $3,091,886 during the six months ended June 30, 2003 from $2,782,935 during the comparable 2002 period.  The increase in general and administrative expenses was due to the increased costs associated with the product training and education of our independent marketing representatives as a result of the recent product changes announced at our National Convention in October 2002, the additional salaries associated with our recently recruited in-house sales team and other salaries and administrative costs to support both our systems and financial capabilities and administrative operations.  General and administrative expenses represented 14.2% and 13.7% of revenues for each of the six months ended June 30, 2003 and 2002, respectively.

Total Operating Expenses.  During the six months ended June 30, 2003, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $1,838,841 or 11.4%, to $17,947,252 from $16,108,411 during the comparable 2002 period.  Total operating expenses represented approximately 82.6% and 79.4% of revenues for the six months ended June 30, 2003 and 2002, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the six months ended June 30, 2003, operating income was $3,779,051, a decrease of $394,257 or 9.5%, from $4,173,308 during the comparable 2002 period.  Net earnings applicable to common shareholders were $2,453,140, or 11.3% of revenues, net of provision for income taxes of $1,252,003.  In comparison, during the six months ended June 30, 2002, net earnings applicable to common shareholders were $2,645,256 or 13.0% of revenues, net of provision for income taxes of $1,496,486.  During the six months ended June 30, 2003, net earnings per common share calculated on a fully diluted basis were $0.21 per share compared to $0.22 from the comparable 2002 period.  Net earnings applicable to common shareholders and net earnings per common share calculated on a fully diluted basis for the six months ended June 30, 2003 were impacted by the net cost increases as previously described, offset in part by increased healthcare membership revenues.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2003 and 2002 were $4,386,880 and $1,808,582, respectively, an increase of $2,578,298.  The increase in net cash from operating activities was positively impacted by an increase in depreciation expense of $720,812 (a non-cash activity), an improvement in accounts receivable collections of $767,259 and an additional income tax payment of $791,040 that was made during the six months ended June 30, 2002.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2003 and 2002 were $438,093 and $580,120, respectively.  During the six months ended June 30, 2003, net cash of $438,093 and $580,120, respectively, were used to purchase fixed assets necessary to accommodate and support our operations growth.

Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2003 and 2002, were $706,956 and $539,624, respectively.  During the six months ended June 30, 2003, net cash of $708,613 was used for repayments on capital leases.  During the six months ended June 30, 2002, net cash of $1,000,000 was used to redeem preferred stock, $120,671 was used for repayments of capital leases offset, in part by proceeds from the exercise of stock options of $595,183.

At June 30, 2003, we had working capital of $7,136,817, and cash and cash equivalents of $8,853,634.  Our capital lease obligation, net of the current portion, was $950,594 as of June 30, 2003.  We believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143).  In April and June 2002, The Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145), and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  In December 2002, the Financial Accounting Standards Board issued Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148).  In April 2003, the Financial Accounting Standards Board issued Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  In May 2003, the Financial Accounting Standards Board issued Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150).

SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted.

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

Effective January 1, 2003, we adopted SFAS 143, SFAS 145 and SFAS 146 which will not have a material impact on our consolidated results of operations and financial position.

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

SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  Effective April 2003, we adopted SFAS 149, which will not have a material impact on our consolidated results of operations and financial position.

SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation to the issuer.  Effective June 2003, we adopted SFAS 150, which will not have a material impact on our consolidated results of operations and financial position.

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

Item 4.           Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.  These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, our Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting  that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  These policies and procedures (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.  In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.  Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

PART II OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 2.        Changes in Securities and Use of Proceeds

(a)                         None.

(b)                        None.

(c)                         During the three months ended June 30, 2003, we granted stock options under the Precis, Inc. 2002 IMR Stock Option Plan to our independent marketing representatives.  These stock options are exercisable for the purchase of 45,066 shares of our common stock for $2.80 per share on or before March 31, 2007.  These stock options are not transferable other than pursuant to operation of law or by will.  These stock options were granted pursuant to the applicable registration exemptions of Rule 504 of Regulation D of the Securities and Exchange Commission, Section 3b of the Securities Act of 1933, and applicable state securities laws.  There were no sales commissions or other fees paid in connection with the grant of these stock options.  As of June 1, 2003, we are no longer granting options under the Precis, Inc. 2002 IMR Stock Option Plan.

(d)                        None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2001.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A.

filed with the Commission on June 26, 2002

31.1	Certification Pursuant to rules 13a-14(a) and 15d-14(a) of Judith H. Henkels as Chief Executive Officer.

31.2	Certification Pursuant to rules 13a-14(a) and 15d-14(a) of Dino Eliopoulos as Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Dino Eliopoulos as Chief Financial Officer.

(b) Reports on Form 8-K:

On June 20, 2003, Registrant filed a Form 8-K reporting under Item 4.  Change in Registrant’s Certifying Accountant, the dismissal of Murrell, Hall, McIntosh & Co., PLLP as Registrant’s independent accountants and the engagement of BDO Seidman, LLP as the Registrant’s independent accountants, effective June 19, 2003.

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: August 13, 2003	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: August 13, 2003	/s/ DINO ELIOPOULOS
Dino Eliopoulos
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
ASSETS	(unaudited)

Current assets:
Cash in trust	$1,346,733	$108,152
Cash and cash equivalents	8,853,634	5,611,803
Accounts receivable	908,087	1,602,368
Income tax receivable	1,095,887	1,095,887
Notes receivable	527,904	200,835
Inventory	184,618	236,549
Prepaid expenses	176,684	325,701
Other current assets	—	25,000

Total current assets	13,093,547	9,206,295

Fixed assets, net	3,811,460	3,913,382
Goodwill, net	21,077,285	21,077,284
Deferred tax asset, net	827,900	827,900
Other assets	33,600	30,825

Total assets	$38,843,792	$35,055,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$450,185	$136,898
Accrued liabilities	1,927,226	1,872,245
Income taxes payable	136,693	69,437
Member liabilities	1,346,733	108,152
Deferred income taxes	85,600	85,600
Deferred fees	626,735	738,314
Current portion of capital leases	1,383,558	1,304,140

Total current liabilities	5,956,730	4,314,786

Capital lease obligation, net of current portion	950,594	1,259,228

Total liabilities	6,907,324	5,574,014

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (0 issued as of December 31, 2002)	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 11,848,306 issued and outstanding (11,825,430 issued as of December 31, 2002)	118,482	118,254
Additional paid-in capital	25,791,685	25,790,257
Accumulated earnings	6,026,301	3,573,161

Total stockholders’ equity	31,936,468	29,481,672

Total liabilities and stockholders’ equity	$38,843,792	$35,055,686

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,
	2003	2002
Product and service revenues	$10,963,994	$10,708,920

Operating expenses:
Cost of operations	3,407,147	2,680,398
Sales and marketing	4,069,180	4,366,808
General and administrative	1,495,075	1,365,978

Total operating expenses	8,971,402	8,413,814

Operating income	1,992,592	2,295,736

Other expenses:
Interest income and expense, net	44,927	16,476

Total other expenses	44,927	16,476

Net earnings before taxes	1,947,665	2,279,260
Provision for income taxes	681,285	839,669

Net earnings	1,266,380	1,439,591

Preferred stock dividends	—	—

Net earnings applicable to common shareholders	$1,266,380	$1,439,591

Earnings per share:
Basic	$0.11	$0.12

Diluted	$0.11	$0.12

Weighted average number of common shares outstanding:
Basic	11,861,365	11,794,297

Diluted	11,959,604	11,882,235

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2003	2002
Product and service revenues	$21,726,303	$20,281,719

Operating expenses:
Cost of operations	6,571,932	5,149,499
Sales and marketing	8,283,434	8,175,977
General and administrative	3,091,886	2,782,935

Total operating expenses	17,947,252	16,108,411

Operating income	3,779,051	4,173,308

Other expenses:
Interest income and expense, net	73,908	17,429

Total other expenses	73,908	17,429

Net earnings before taxes	3,705,143	4,155,879
Provision for income taxes	1,252,003	1,496,486

Net earnings	2,453,140	2,659,393

Preferred stock dividends	—	14,137

Net earnings applicable to common shareholders	$2,453,140	$2,645,256

Earnings per share:
Basic	$0.21	$0.22

Diluted	$0.21	$0.22

Weighted average number of common shares outstanding:
Basic	11,849,927	11,772,277

Diluted	11,928,302	11,868,163

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED EARNINGS
Balance, December 31, 2002	11,825,430	$118,254	$25,790,257	$3,573,161

Stock options exercised	22,876	228	1,428	—
Net earnings	—	—	—	2,453,140

Balance, June 30, 2003	11,848,306	$118,482	$25,791,685	$6,026,301

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2003	2002
Net earnings	$2,453,140	$2,659,393
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,019,410	298,598
Changes in assets and liabilities -
Accounts receivable	694,281	(400,047)
Notes receivable	(327,069)	—
Inventory	51,931	(58,252)
Prepaid expenses	149,017	—
Other current assets	25,000	(13,006)
Other assets	(2,775)	79,973
Accounts payable	313,287	(145,090)
Accrued liabilities	54,981	178,053
Deferred fees	(111,579)	—
Income taxes payable	67,256	(791,040)

Net cash provided by operating activities	4,386,880	1,808,582

Investing activities:
Purchase of fixed assets	(438,093)	(580,120)

Net cash used in investing activities	(438,093)	(580,120)

Financing activities:
Exercise of stock options	1,657	595,183
Payments on capital leases	(708,613)	(120,670)
Redemption of preferred stock	—	(1,000,000)
Payment of preferred stock dividends	—	(14,137)

Net cash used in financing activities	(706,956)	(539,624)

Net increase in cash and cash equivalents	3,241,831	688,838

Cash and cash equivalents at beginning of year	5,611,803	3,755,642

Cash and cash equivalents at end of period	$8,853,634	$4,444,480

Supplemental Disclosure:

Acquisition of fixed assets through issuance of capital leases, net of retirements	$507,912	$346,833

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 – Accounting Changes

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143).  In April and June 2002, the Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145) and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148).  In April 2003, the Financial Accounting Standards Board issued Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  In May 2003, the Financial Accounting Standards Board issued Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150).

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

SFAS 146 addresses the accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previously, under Emerging Issues Task Force (ETIF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  Under SFAS 146, an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3.  SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.

Effective January 1, 2003, the Company adopted SFAS 143, SFAS 145 and SFAS 146, each of which will not have a material impact on our consolidated results of operations and financial position of the Company.

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

SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities.  SFAS 149 is effective for contracts entered into or modified after June 30, 2003.  Effective April 2003, we adopted SFAS 149, which will not have a material impact on our consolidated results of operations and financial position.

SFAS 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation to the issuer.  Effective June 2003, we adopted SFAS 150, which will not have a material impact on our consolidated results of operations and financial position.

Note 3 – Common Stock Options

As of June 30, 2003, the Company has two stock-based compensation plans which are described below.  The Company applies APB 25 and related interpretations in accounting for its plan.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three and six months ended June 30, 2003 and 2002 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three months ended June 30, 2003 and 2002.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2003	2002
Net earnings applicable to stockholders	$1,266,380	$1,439,591
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(42,862)	(25,024)

Pro forma net earnings	$1,223,518	$1,414,567

	FOR THE THREE MONTHS ENDED JUNE 30,
	2003	2002
Earnings per share:
Basic - as reported	$0.11	$0.12

Basic - pro forma	$0.10	$0.12

Diluted - as reported	$0.11	$0.12

Diluted - pro forma	$0.10	$0.12

	FOR THE SIX MONTHS ENDED JUNE 30,
	2003	2002
Net earnings applicable to stockholders	$2,453,140	$2,645,256
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(108,410)	(36,037)

Pro forma net earnings	$2,344,730	$2,609,219

	FOR THE SIX MONTHS ENDED JUNE 30,
	2003	2002
Earnings per share:
Basic - as reported	$0.21	$0.22

Basic - pro forma	$0.20	$0.22

Diluted - as reported	$0.21	$0.22

Diluted - pro forma	$0.20	$0.22

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

Note 4 – Contingencies

In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc., purchased the outstanding common stock of Foresight, Inc. for $4,540,000.  Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,540,000 of the purchase price does not qualify for long-term capital gain.  These former shareholders reported $4,532,000 of the purchase price as long-term capital gain.  In connection with the Company’s merger-acquisition of Foresight, Inc., the Company assumed the indemnification obligation of Universal Marketing Services.  Upon examination, the Internal Revenue Service may take the position that a portion of the $4,540,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate.  In the event the Internal Revenue Service successfully asserts that long-term capital gain classification was improper, the Company will be required to indemnify the former shareholders for any potential tax liability.

Note 5 - Subsequent Events

On June 29, 2003, the Company’s Shareholders approved an amendment to increase the number of shares reserved under the Company’s 1999 Stock Option Plan from 700,000 to 1,400,000 shares of common stock for issuance upon the exercise of options under this plan.  Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.