Form 10-Q
period 2003-09-30
PRECIS INC
filed 2003-11-13
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of November 1, 2003, 11,843,530 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2003

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

Independent marketing representatives (IMRs) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement.  We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of the members’ enrollment.  Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives.  We pay a total of 35% in override commissions down through seven levels.  We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive commissions of up to 5% measured in part by our revenues in these programs.  Independent marketing representatives can also earn a commission equal to the membership fees if three or more program members are enrolled in a month.  In the month of the membership sales, no override commissions are paid to the representative’s upline.

Affordable Healthcare and Insurance Products

In late 2001, through our subsidiary, SmartCare Insurance Agency, we contracted with numerous insurance companies to offer high deductible and scheduled benefit insurance policies.  In September 2003, we renamed our Smart Care Insurance Agency, Care Financial LLP.  Through our Care Financial subsidiary we continue to offer our high deductible and scheduled benefit insurance policies, but have recently added a suite of products including life insurance from Lion’s Share (Allianz), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). The high deductible and scheduled benefit insurance policies and HRAs and medical and dependent care FSAs, when combined with the Care Entrée program, offer affordable well-rounded solutions for individuals and companies who are no longer able to afford or obtain traditional health insurance policies. The HRAs and medical and dependent care FSAs are also sold by our IMR’s who from a regulatory standpoint are not required to be licensed to sell these products. The life insurance products offered through our partner Lion’s Share (Allianz) serve to complement our healthcare product offerings and to focus beyond our member’s healthcare cost concerns, through review, assessment and needs requirement pertaining to their overall financial condition.  The insurance policies are sold through our independent marketing representatives who are licensed insurance agents.

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

Rental Purchase and Club Membership Programs

We also design club membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations.  Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts.  Program members are offered and provided our third-party vendors’ products and services.  We believe that our clients, their customers, and the vendors of the products and services offered through the programs, all benefit from our membership service programs.  The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular customer base.  Most of our club membership programs are sold by third-party organizations, generally in connection with a point-of-sale transaction.  We refer to these programs and membership sales as wholesale programs.

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

Membership and Independent Marketing Representatives Enrollment Fees:  Membership enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period, that averages eight to ten months.  Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the contract.

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

Goodwill

We review our goodwill for any impairment on an annual basis.  The goodwill arises in connection with our acquisitions of The Capella Group Inc, in June 2001, and Foresight Inc. in December 2000.  As of September 30, 2002 goodwill amounted to $21,077,284. The value of our goodwill is primarily dependent upon continued healthcare and rental purchase and club program membership revenues.

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three months and nine months ended September 30, 2003 and 2002.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Unaudited		Unaudited
	2003	2002	2003	2002
Product and service revenues	$10,268,629	$11,445,761	$31,994,932	$31,727,480
Operating expenses:
Cost of operations	3,221,085	2,973,143	9,793,017	8,075,571
Sales and marketing	3,899,966	4,567,259	12,183,400	12,655,816
General and administrative	1,614,261	1,483,794	4,706,147	4,401,222

Total operating expenses	8,735,312	9,024,196	26,682,564	25,132,609
Operating income	1,533,317	2,421,565	5,312,368	6,594,871

Other expenses:
Interest income and expense, net	39,608	27,342	113,516	44,770

Total other expenses	39,608	27,342	113,516	44,770

Earnings before income taxes	1,493,709	2,394,223	5,198,852	6,550,101
Provision for income taxes	522,739	852,080	1,774,743	2,348,566

Net earnings	970,970	1,542,143	3,424,109	4,201,535

Preferred stock dividend	—	—	—	14,137

Net earnings applicable to common shareholders	$970,970	$1,542,143	$3,424,109	$4,187,398

Earnings per common share
Basic	$0.08	$0.13	$0.29	$0.35

Diluted	$0.08	$0.13	$0.29	$0.35

Weighted average number of common shares outstanding:
Basic	11,851,579	11,805,297	11,840,141	11,805,297

Diluted	11,984,396	11,981,038	11,936,291	11,981,038

Comparison of the Three Months Ended September 30, 2003 and 2002

Product and Service Revenues.  During the three months ended September 30, 2003, revenues were $10,268,629, a decrease of $1,177,132 or 10.3%, from $11,445,761 during the comparable 2002 period.  The reduction in actual revenues for the three months ended September 30 2003 as compared to the three months ended September 30, 2002 was primarily due to the Company’s implementation of member escrow accounts in response to the market changes in the healthcare savings industry as well as a reduction of revenues in our wholesale club membership programs. Under the escrow arrangement, we now pre-certify the members’ ability to pay based on available escrow account balances and process the members’ payments directly to the medical providers to solidify the payment process. As a result of this change, we now believe we have created a stronger healthcare product offering for both our members and the healthcare providers. The escrowed funds referred to as cash-in-trust on our balance sheet amount to $2,000,131 as of September 30, 2003.

Cost of Operations.  Cost of operations for the three months ended September 30, 2003 increased $247,942 or 8.3%, to $3,221,085 from $2,973,143 during the 2002 comparable period.  The increase in cost of operations primarily arose from our increased member service staff and other personnel necessary to support our operations, the increase in preferred provider network costs, and the additional depreciation expense as a result of the capital leases acquired in the three months ended December 31, 2002, offset in part by a decrease in certain other operating costs.

Cost of operations, as a percentage of revenues, was 31.4% of revenues during the three months ended September 30, 2003, while during the comparable 2002 period cost of operations were 26.0% of revenues.  The increase was attributable to our increased member service staff, as well as the additional depreciation expense as a result of the capital leases we acquired in the three months ended December 31, 2002.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $667,293 or 14.6%, to $3,899,966 during the three months ended September 30, 2003 from $4,567,259 during the comparable 2002 period.

Sales and marketing expenses represented 37.9% and 39.9% of revenues for the three months ended September 30, 2003 and 2002, respectively.  The decrease as a percentage of revenues, is primarily due to the mix between wholesale and retail healthcare membership sales as well as threshold sales qualifications requirements.

General and Administrative Expenses.  General and administrative expenses increased $130,467 or 8.8%, to $1,614,261 during the three months ended September 30, 2003 from $1,483,794 during the comparable 2002 period.  The increase in general and administrative expenses was due to additional salaries and other administrative costs necessary to support both our systems and financial capabilities, and administrative operations.  We have recently recruited a Chief Information Officer and a more experienced systems staff that should benefit our overall systems infrastructure.  General and administrative expenses represented 15.7% and 13.0% of revenues for each of the three months ended September 30, 2003 and 2002, respectively.

Total Operating Expenses.  During the three months ended September 30, 2003, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $288,884 or 3.2%, to $8,735,312 from $9,024,196 during the comparable 2002 period.  Total operating expenses represented approximately 85.1% and 78.8% of revenues for the three months ended September 30, 2003 and 2002, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the three months ended September 30, 2003, operating income was $1,533,317, a decrease of $888,248 or 36.7%, from $2,421,565 during the comparable 2002 period.  Net earnings applicable to common shareholders were $970,970, or 9.5% of revenues, net of provision for income taxes of $522,739.  In comparison, during the three months ended September 30, 2002, net earnings applicable to common shareholders were $1,542,143 or 13.5% of revenues, net of provision for income taxes of $852,080.  During the three months ended September 30, 2003, net earnings per common share calculated on a fully diluted basis were $0.08 per share compared to $0.13 from the comparable 2002 period.  Net earnings applicable to common shareholders and net earnings per common share calculated on a fully diluted basis for the three months ended September 30, 2003 were impacted by the net cost increases as well as the reduction in revenues, as previously described.

Comparison of the Nine Months Ended September 30, 2003 and 2002

Product and Service Revenues.  During the nine months ended September 30, 2003, revenues were $31,994,932, an increase of $267,452 or 1.0%, from $31,727,480 during the comparable 2002 period.  The growth in our revenues has slowed as a result of the previously mentioned product changes introduced in late 2002.

Cost of Operations.  Cost of operations for the nine months ended September 30, 2003 increased $1,717,446 or 21.3%, to $9,793,017 from $8,075,571 during the 2002 comparable period.  The increase in cost of operations primarily arose from our increased member service staff and other personnel in order to accommodate and to support our operations, the increase in preferred provider network costs associated with increased memberships, and the additional depreciation expense as a result of the capital leases acquired in the three months ended December 31, 2002, offset in part by a decrease in certain other operating costs.

Cost of operations, as a percentage of revenues, was 30.6% of revenues during the nine months ended September 30, 2003, while during the comparable 2002 period, cost of operations were 25.5% of revenues.  The increase was attributable to our increased member service staff, as well as the additional depreciation expense as a result of the capital leases we acquired in the three months ended December 31, 2002.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $472,416 or 3.7%, to $12,183,400 during the nine months ended September 30, 2003 from $12,655,816 during the comparable 2002 period.

Sales and marketing expenses represented 38.1% and 39.9% of revenues for the nine months ended September 30, 2003 and 2002, respectively.  The decrease as a percentage of revenues is primarily due to the mix between wholesale and retail healthcare membership sales as well as threshold sales qualifications requirements.

General and Administrative Expenses.  General and administrative expenses increased $304,925 or 6.9%, to $4,706,147 during the nine months ended September 30, 2003 from $4,401,222 during the comparable 2002 period.  The increase in general and administrative expenses was due to the increased costs associated with the product training and education of our independent marketing representatives as a result of product changes announced at our National Convention in October 2002, the additional salaries associated with our recently recruited in-house sales team and other salaries and administrative costs to support both our systems and financial capabilities and administrative operations. We have recently recruited a Chief Information Officer and a more experienced systems staff that should benefit our overall systems infrastructure.  General and administrative expenses represented 14.7% and 13.9% of revenues for each of the nine months ended September 30, 2003 and 2002, respectively.

Total Operating Expenses.  During the nine months ended September 30, 2003, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $1,549,955 or 6.2%, to $26,682,564 from $25,132,609 during the comparable 2002 period.  Total operating expenses represented approximately 83.4% and 79.2% of revenues for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the nine months ended September 30, 2003, operating income was $5,312,368, a decrease of $1,282,503 or 19.5%, from $6,594,871 during the comparable 2002 period.  Net earnings applicable to common shareholders were $3,424,109, or 10.7% of revenues, net of provision for income taxes of $1,774,743.  In comparison, during the nine months ended September 30, 2002, net earnings applicable to common shareholders were $4,187,398 or 13.2% of revenues, net of provision for income taxes of $2,348,566.  During the nine months ended September 30, 2003, net earnings per common share calculated on a fully diluted basis were $0.29 per share compared to $0.35 from the comparable 2002 period.  Net earnings applicable to common shareholders and net earnings per common share calculated on a fully diluted basis for the nine months ended September 30, 2003 were impacted by the net cost increases as previously described, offset in part by a marginal increase in healthcare membership revenues.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2003 and 2002 were $6,095,077 and $2,523,658 , respectively, an increase of $3,571,419.  The increase in net cash from operating activities was positively impacted primarily due to an increase in depreciation expense of $1,053,369 (a non-cash activity), an improvement in accounts receivable collections of $1,335,053 and an additional income tax payment of $791,040 that was made during the nine months ended September 30, 2002.  The additional income tax payment was considered to be more timing in nature.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2003 and 2002 were $728,337 and $840,803, respectively.  During the nine months ended September 30, 2003, net cash of $728,337 and $840,803, respectively, were used to purchase fixed assets necessary to accommodate and support our operations.

Financing Activities.  Net cash used in financing activities for the nine months ended September 30, 2003 and 2002, were $1,044,569 and $710,537, respectively.  During the nine months ended September 30, 2003, net cash of $1,066,800 was used for repayments on capital leases.  During the nine months ended September 30, 2002, net cash of $1,000,000 was used to redeem preferred stock, $269,402 was used for repayments of capital leases offset, in part by proceeds from the exercise of stock options of $573,002.

At September 30, 2003, we had working capital of $7,978,133, and cash and cash equivalents of $9,933,974.  Our capital lease obligation, net of the current portion, was $631,406 as of September 30, 2003.  Pending any future acquisitions, we believe that our existing cash and cash equivalents and cash provided by operations will be sufficient to fund our operations for more than the next 12 months.  As of September 30, 2003, the Company’s cash-in-trust, which represents members escrow account balances has grown to $2,000,131, since inception in the fourth quarter of 2002.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143).  In April and June 2002, The Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145), and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  In December 2002, the Financial Accounting Standards Board issued Standard No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (SFAS 148).  In April 2003, the Financial Accounting Standards Board issued Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  In May 2003, the Financial Accounting Standards Board issued Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150).  In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. (FIN 45)  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (FIN 46)

SFAS 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted.

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

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses the accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previously, under Emerging Issues Task Force (ETIF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  Under SFAS 146, an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3.  SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.  The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption permitted.

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

SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities.  SFAS 149 is effective for contracts entered into or modified after September 30, 2003.  Effective April 2003, we adopted SFAS 149, which will not have a material impact on our consolidated results of operations and financial position.

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

FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Effective November 2002, we adopted FIN 45, which will not have a material impact on our consolidated results of operations and financial position.

FIN 46, Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51, addresses consolidation by business enterprises of variable interest which have on of the following characteristics: The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity or the equity investors lack one or essential characteristics of a what is considered a controlling financial interest.  Effective January 2003, we adopted FIN 46, which will not have a material impact on our consolidated results of operations and financial position.

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

Our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.  In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.

Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

PART II OTHER INFORMATION

Item 1.                       Legal Proceedings

On September 8, 2003, the case styled Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03.  The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. hold warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005.  The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp hold stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.70 per share.  David May is our Secretary and Vice President and General Counsel.

Plaintiffs Eugene M. Kennedy, P.A. (Eugene M. Kennedy is a member of the Florida bar association and a practicing attorney) and Ms. Decamp (the daughter of Mr. Kirk) at no time presented the stock option agreements evidencing the stock options and payment of the exercise price of the stock options, $140,550 and $1,592,900, respectively, as required pursuant to the terms of the stock option agreements for exercise.  Furthermore, Plaintiffs Robert Kirk, Kimberly Decamp and Stewart & Associates, CPA’s, P.A. at no time tendered the certificates evidencing the warrants and the completed and executed Form of Subscription (Cashless Exercise) required for exercise of the warrants without payment of the exercise price of those warrants.

The plaintiffs allege that they were not allowed to exercise their stock options and warrants in May of 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice.  All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs are seeking damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

An answer has been filed indicating the plaintiffs’ failure to follow the procedures required by the warrant and stock option agreements for effective exercise.  Although we believe the plaintiffs’ claims are without merit, this case is in the initial stages of discovery, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

Item 2.                       Changes in Securities and Use of Proceeds

(a)                         None.

(b)                        None.

(c)                         None.

(d)                        None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

On July 29, 2003, we held our 2003 annual shareholders meeting.  At that meeting our shareholders approved, elected and ratified the following:

Number of Votes Cast

	For	Against	Abstained	Broker Non-Votes

Precis, Inc. 1999 Stock Option Plan as amended and restated	6,995,689	144,080	33,412	3,072,016

Election of the following directors:
Judith H. Henkels	9,878,150	0	366,877	0
Dino Eliopoulos	9,816,164	0	428,863	0
Kent H. Webb	10,011,088	0	233,939	0
Eugene E. Becker	10,212,902	0	32,125	0
Nicholas Zaffiris	10,212,922	0	32,105	0
J. French Hill	10,212,522	0	32,505	0
Kenneth S. George	10,208,322	0	36,705	0

Ratification of BDO Seidman, LLP as our independent accountants for 2003	10,226,915	0	11,170	6,942

Other than the matters mentioned above, no other matters were submitted to vote of our security holders during the three months ended September 30, 2003.

Item 5.                       Other Information

None.

Item 6.                       Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2001.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003, incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed with the Commission on May 14, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.

10.1

Form of Indemnification and Contribution Agreement entered into with each of the executive officers and directors of Registrant, including Judith H. Henkels, Dino Eliopoulos, Bobby R. Rhodes, David P. May, Kent H. Webb, M.D., Eugene E. Becker, J. French Hill, Nicholas J. Zaffiris and Kenneth S. George.

10.2	Employment Agreement, dated August 1, 2003, entered into with Judith H. Henkels

10.3	Employment Agreement, dated August 1, 2003, entered into with Dino Eliopoulos

10.4	Employment Agreement, dated August 1, 2003, entered into with Bobby R. Rhodes

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Judith H. Henkels as Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Dino Eliopoulos as Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Dino Eliopoulos as Chief Financial Officer.

(b) Reports on Form 8-K:

Registrant filed a Form 8-K reporting under Item 7. Registrant’s October 30, 2003 press release announcing the results of operations for the three months and nine months ended September 30, 2003.

Registrant filed a Form 8-K reporting under Item 5. Registrant’s September 24, 2003 press release announcing the expected results of operations for the three months ending on September 30 and December 31, 2003.

Registrant filed a Form 8-K reporting under Item 7. Registrant’s July 23, 2003 press release announcing the results of operations for the three months and six months ended June 30, 2003.

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: November 13, 2003	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: November 13, 2003	/s/ DINO ELIOPOULOS
Dino Eliopoulos
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2003 (unaudited) and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2002

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)

ASSETS

Current assets:
Cash and cash equivalents	$9,933,974	$5,611,803
Cash in trust	2,000,131	108,152
Accounts receivable	736,702	1,602,368
Income tax receivable	595,887	1,095,887
Notes receivable	512,904	200,835
Inventory	193,974	236,549
Prepaid expenses	384,452	325,701
Other current assets	—	25,000

Total current assets	14,358,024	9,206,295

Fixed assets, net	3,642,501	3,913,382
Goodwill, net	21,077,284	21,077,284
Deferred tax asset, net	827,900	827,900
Other assets	33,600	30,825

Total assets	$39,939,309	$35,055,686

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$465,645	$136,898
Accrued liabilities	2,025,144	1,872,245
Income taxes payable	64,568	69,437
Member liabilities	2,000,131	108,152
Deferred income taxes	85,600	85,600
Deferred fees	343,135	738,314
Current portion of capital leases	1,395,668	1,304,140

Total current liabilities	6,379,891	4,314,786

Capital lease obligation, net of current portion	631,406	1,259,228

Total liabilities	7,011,297	5,574,014

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (0 issued as of December 31, 2002)	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 11,854,852 issued and outstanding (11,825,430 issued as of December 31, 2002)	118,548	118,254
Additional paid-in capital	25,812,194	25,790,257
Accumulated earnings	6,997,270	3,573,161

Total stockholders’ equity	32,928,012	29,481,672

Total liabilities and stockholders’ equity	$39,939,309	$35,055,686

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Product and service revenues	$10,268,629	$11,445,761

Operating expenses:
Cost of operations	3,221,085	2,973,143
Sales and marketing	3,899,966	4,567,259
General and administrative	1,614,261	1,483,794

Total operating expenses	8,735,312	9,024,196

Operating income	1,533,317	2,421,565

Other expenses:
Interest income and expense, net	39,608	27,342

Total other expenses	39,608	27,342

Net earnings before taxes	1,493,709	2,394,223
Provision for income taxes	522,739	852,080

Net earnings	970,970	1,542,143

Preferred stock dividends	—	—

Net earnings applicable to common shareholders	$970,970	$1,542,143

Earnings per share:
Basic	$0.08	$0.13

Diluted	$0.08	$0.13

Weighted average number of common shares outstanding:
Basic	11,851,579	11,805,297

Diluted	11,984,396	11,981,038

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Product and service revenues	$31,994,932	$31,727,480

Operating expenses:
Cost of operations	9,793,017	8,075,571
Sales and marketing	12,183,400	12,655,816
General and administrative	4,706,147	4,401,222

Total operating expenses	26,682,564	25,132,609

Operating income	5,312,368	6,594,871

Other expenses:
Interest income and expense, net	113,516	44,770

Total other expenses	113,516	44,770

Net earnings before taxes	5,198,852	6,550,101
Provision for income taxes	1,774,743	2,348,566

Net earnings	3,424,109	4,201,535

Preferred stock dividends	—	14,137

Net earnings applicable to common shareholders	$3,424,109	$4,187,398

Earnings per share:
Basic	$0.29	$0.35

Diluted	$0.29	$0.35

Weighted average number of common shares outstanding:
Basic	11,840,141	11,805,297

Diluted	11,936,291	11,981,038

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL
	SHARES	AMOUNT	PAID-IN CAPITAL	ACCUMULATED EARNINGS	Total
Balance, December 31, 2002	11,825,430	$118,254	$25,790,257	$3,573,161	$29,481,672

Stock options exercised	29,422	294	21,937	—	22,231
Net earnings	—	—	—	3,424,109	3,424,109

Balance, September 30, 2003	11,854,852	$118,548	$25,812,194	$6,997,270	$32,928,012

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Net earnings	$3,424,109	$4,201,535
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,529,724	476,355
Changes in assets and liabilities -
Accounts receivable	865,666	(869,387)
Income taxes receivable	500,000	85,250
Notes receivable	(312,069)	(100,000)
Inventory	42,575	(188,020)
Prepaid expenses	(58,751)	(477,354)
Other current assets	25,000	(25,888)
Other assets	(2,775)	100,419
Accounts payable	328,747	(150,077)
Accrued liabilities	152,899	176,513
Deferred fees	(395,179)	—
Income taxes payable	(4,869)	(705,688)

Net cash provided by operating activities	6,095,077	2,523,658

Investing activities:
Purchase of fixed assets	(728,337)	(840,803)

Net cash used in investing activities	(728,337)	(840,803)

Financing activities:
Exercise of stock options	22,231	573,002
Payments on capital leases	(1,066,800)	(269,402)
Redemption of preferred stock	—	(1,000,000)
Payment of preferred stock dividends	—	(14,137)

Net cash used in financing activities	(1,044,569)	(710,537)

Net increase in cash and cash equivalents	4,322,171	972,318

Cash and cash equivalents at beginning of year	5,611,803	3,755,642

Cash and cash equivalents at end of period	$9,933,974	$4,727,960

Supplemental Disclosure:

Acquisition of fixed assets through issuance of capital leases, net of retirements	$529,238	$346,833

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2002 Form 10-KSB filed with the Securities and Exchange Commission.

Note 2 – Accounting Changes

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets (SFAS 143).  In April and June 2002, the Financial Accounting Standards Board issued Standard No. 145, Reporting Gains and Losses from Extinguishment of Debt (SFAS 145) and Standard No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146).  In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure (SFAS 148).  In April 2003, the Financial Accounting Standards Board issued Standard No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).  In May 2003, the Financial Accounting Standards Board issued Standard No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150).  In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others — an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34. (FIN 45)  In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51 (FIN 46)

SFAS 143, Accounting for Obligations Associated with the Retirement of Long-lived Assets, establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted.

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

SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses the accounting and reporting for costs associated with exit or disposal activities.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Previously, under Emerging Issues Task Force (ETIF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Insured in a Restructuring), a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan.  Under SFAS 146, an entity’s commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability.  Therefore, SFAS 146 eliminates the definition of exit costs in Issue 94-3.  SFAS 146 also establishes that fair value is the objective for initial measurement of the liability.

Effective January 1, 2003, the Company adopted SFAS 143, SFAS 145 and SFAS 146, each of which will not have a material impact on our consolidated results of operations and financial position of the Company.

SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value base method of accounting for stock based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method for accounting for stock-based employee compensation and the effect of the method used in reported financial results.  SFAS 148, paragraphs 2(a) — 2(e) are effective for financial statements for fiscal years ending after December 15, 2002.  Earlier application is permitted.  SFAS 148, paragraph 2(f), and the amendment to APB Opinion No. 28, Interim Financial Reporting, shall be effective for financial reports containing condensed statements for interim periods beginning after December 15, 2002.  Earlier adoption is permitted.

The Company adopted the disclosure provisions of SFAS 148 effective December 15, 2002.  As permitted under SFAS 148, the Company continues to apply the recognition provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, in determining its stock compensation expense.

SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to amend and clarify financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities.  SFAS 149 is effective for contracts entered into or modified after September 30, 2003.  Effective April 2003, we adopted SFAS 149, which will not have a material impact on our consolidated results of operations and financial position.

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

FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees of Indebtedness of Others elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  The interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Effective November 2002, we adopted FIN 45, which will not have a material impact on our consolidated results of operations and financial position.

FIN 46, Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51, addresses consolidation by business enterprises of variable interest which have on of the following characteristics: The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity or the equity investors lack one or essential characteristics of a what is considered a controlling financial interest.  Effective January 2003, we adopted FIN 46, which will not have a material impact on our consolidated results of operations and financial position.

Note 3 – Common Stock Options

As of September 30, 2003, the Company has two stock-based compensation plans which are described below.  The Company applies APB 25 and related interpretations in accounting for its plan.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three and nine months ended September 30, 2003 and 2002 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three months ended September 30, 2003 and 2002.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Net earnings applicable to stockholders	$970,970	$1,542,143
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(165,915)	(185,559)

Pro forma net earnings	$805,055	$1,356,584

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Earnings per share:
Basic - as reported	$0.08	$0.13

Basic - pro forma	$0.07	$0.11

Diluted - as reported	$0.08	$0.13

Diluted - pro forma	$0.07	$0.11

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Net earnings applicable to stockholders	$3,424,109	$4,187,398
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(278,935)	(221,597)

Pro forma net earnings	$3,145,174	$3,965,801

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002
Earnings per share:
Basic - as reported	$0.29	$0.35

Basic - pro forma	$0.27	$0.34

Diluted - as reported	$0.29	$0.35

Diluted - pro forma	$0.27	$0.33

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 4.90%; no dividend yield; volatility of 40%; and expected life less than five years.

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

Note 4 – Contingencies

In September 2003, the Company was served with a lawsuit. The plaintiffs of this lawsuit have alleged that in May 2002 they were not allowed to exercise stock options and warrants issued by the Company. The plaintiffs are claiming damages based on the difference of the fair market value of the stock price of $15.75 and their exercise prices of $9.00 per share of common stock for each of the 61,000 warrants and $9.37 per share of common stock for each of the 185,000 stock options of the Company, for potential damages of approximately $1.6 million.  Although, the lawsuit is in the very early stages the Company believes that there are no merits to the plaintiffs’ arguments, as the plaintiffs never tendered their stock option and warrant exercise documents to the Company, nor did they comply with their terms of agreement regarding the manner in which the stock options and warrants should be exercised.

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