Form 10-K
period 2003-12-31
PRECIS INC
filed 2004-03-30
CIK 1017440

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-15667

PRECIS, INC.
(Exact name of business issuer as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	73-1494382 (I.R.S. Employer Identification No.)
2040 N. HWY 360 GRAND PRAIRIE, TEXAS 75050 (Address of principal executive offices)
(972) 522-2008 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 (the last business day of our most recent second fiscal quarter), was $35,425,561 based on the closing sale price on that date.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        As of March 15, 2004, 11,847,280 shares of the issuer's common stock, $.01 par value, were outstanding.

PRECIS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2003

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        Certain statements under the captions "Item 1. Description of Business," "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as "anticipates," "believes," "expects," "may," "will," or "should" or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are described under the heading "Additional Factors That May Affect Our Future Results" and include general economic and business conditions, our ability to implement our business strategies, competition, availability of key personnel, increasing operating costs, unsuccessful promotional efforts, changes in brand awareness, acceptance of new product offerings, retention of members and independent marketing representatives and changes in, or the failure to comply with government regulations.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Precis, Inc. ("Precis, we or the Company") primarily offers memberships in programs that offer savings on a wide range of healthcare services. Substantially all of our revenue is derived from our healthcare membership savings programs, which is our primary business segment. For the year ended December 31, 2003, 93.4% or $39.3 million of our consolidated revenue was from our healthcare membership savings programs. The remaining 6.6% or $2.8 million is derived from our wholesale club membership programs as well as ancillary revenue related to our healthcare membership savings programs.

        Our programs offer savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees' healthcare risk. These programs are sold primarily through a network marketing strategy under the name Care Entrée™, but are also offered through resellers who have privately labeled or co-branded the Care Entrée™ services and through employers as part of an employee benefit plan.

        We design these programs to benefit healthcare providers as well as our program members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same provider networks to obtain the same savings for the Care Entrée™ program members. However, the healthcare providers are paid much more promptly and without the oversight of the typical claims review processes of an insurance company. We provide transaction facilitation services to both the program member and the healthcare provider.

INDUSTRY OVERVIEWS

        CONSUMER HEALTHCARE INDUSTRY.    The healthcare industry remains in a state of turmoil and crisis. It is estimated that 15.2% of all Americans, or 43.6 million individuals, were without health insurance coverage in 2002, up from 14.6% in 2001, an increase of 2.4 million people. [Source: "U.S. Census Bureau Statistics" published by the U.S. Department of Commerce.] Additionally, it has been estimated that 74.7 million people under the age of 65 were without health insurance for part or all of 2001 and 2002, approximately one in three Americans. [Source: "Going Without Health Insurance" published by the Robert Wood Johnson Foundation.] The percentage of people working full-time without health insurance in 2002 was 16.8%, an increase from 16.0% in 2001. [Source: "U.S. Census Bureau Statistics" published by U.S. Department of Commerce] Nationally, healthcare expenditures topped $1.6 trillion in 2002, up from $1.2 trillion since 1999, [Source: Centers for Medicare and Medicaid Services.]

        At the workplace, the trends are equally problematic. Between 2002 and 2003, monthly premiums for employer-sponsored health insurance rose 13.9%, the third consecutive year of double-digit premium increases. The increases are hitting small employers (under 200 workers) particularly hard. These small firms are more likely to have experienced an increase in premiums greater than 15%. These costs are not only being felt by the employer, but also by the employees. The average monthly worker contribution for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $42 and $201 in 2003. All told, the average monthly premiums for single and family coverage (including worker and employer share of premium) are $282 and $756 respectively. The cost of family coverage is now nearly $9100 per year. Not surprisingly, employers are looking for alternatives. In 2003, 62% of employers reported that they shopped for a different healthcare arrangement. [Source: "Employer Health Benefits 2003", published by the Kaiser Family Foundation]

        Over utilization of the healthcare system is one of the factors behind these trends. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-payments, generally from $10 or $15 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves ultimately as having to pay the full costs of the medical services received.

        A number of insurers have pulled out of certain states, due to state regulations that no longer provide for a viable operating environment for many insurance companies. As a result of these health coverage cancellations, those formerly insured individuals and families are required to pay more for their insurance coverage, cannot obtain any coverage because of pre-existing conditions, or simply remain uninsured for healthcare.

        Corporate America has been hit hard by escalating insurance costs and many companies are reacting by shifting the cost of insurance coverage to employees or cutting benefits. Seventy-nine percent (79%) of large companies (200 or more workers) report they are very or somewhat likely to increase their employee's share of the costs of healthcare in 2004. [Source: "Employer Health Benefits 2003 Summary of Findings," published by The Kaiser Family Foundation.] This creates a dilemma for the employer, it being difficult to attract and hire quality personnel without providing health benefits at a reasonable cost to the employee, while the cost of providing employee healthcare benefits may be prohibitive or unaffordable.

        Tensions between medical providers and the payors are also escalating. The medical decision is often no longer in the hands of the doctor and the patient. Rather, administrators at healthcare management organizations and insurance companies determine the procedures to be performed. Doctors and hospitals, having experienced decreases in their income and profits, are demanding higher compensation, particularly from the healthcare management organizations.

        As a result, more Americans are being forced to self-insure and pay a growing portion of the cost of their healthcare. Some are entirely uninsured. Others can only afford or choose only a high deductible or limited benefit health insurance policy. In either case, this patient population increasingly forgoes medical procedures or relies on emergency care for its healthcare needs and often incurs prohibitive expenses. Additionally, costs of healthcare (in doctors' offices and hospitals) for this patient population are often far higher than the amount an insured and the insurance company would pay for the same healthcare services for its insureds. The uninsured and underinsured patients have had no one to negotiate healthcare service costs on their behalf.

        WHOLESALE MEMBERSHIP SERVICE PROGRAM INDUSTRY.    Membership service programs offer selected products and services from a variety of vendors with the objective of enhancing the existing relationship between businesses and their customers. These programs are offered and sold in connection with point-of-sale transactions or by various methods of direct marketing. When designed, marketed, and managed effectively, membership service programs can be of significant value to:

  •
  consumers, who become members of the membership program;

  •
  vendors, through sales and marketing of their products and services; and

  •
  wholesale clients, through which the program memberships are offered and sold in connection with other benefits or sales, including point-of-sale transactions, through sharing in the membership fees, or through receipt of royalties and fees when offered utilizing clients' customer lists.

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

OUR CONSUMER HEALTHCARE SAVINGS SOLUTION—CARE ENTRÉE™

        Our consumer healthcare savings membership programs are offered under the trade name of Care Entrée™ and are designed in response to rising healthcare costs and the growing number of people that can no longer afford insurance coverage. Our healthcare savings programs are based upon and emphasize the following factors:

  •
  responsibility for the use of healthcare must be put back in the hands of the patient. Insurance policies with low co-pays and deductibles have become very popular; however, these arrangements actually encourage the over-utilization that increases the costs of healthcare;

  •
  the healthcare decision must be put back in the hands of the doctor and the patient; without undue oversight by parties with only economic interests in the decision; and

  •
  healthcare must be affordable for the patient, while providing the medical providers with adequate payment on a timely basis for services provided.

        For years, insurance companies have been reaping the benefits of managed care by obtaining healthcare for their insureds at much lower prices than that obtainable by the self-insured person. These benefits were provided through the use of preferred provider organizations (PPOs), where steerage of patients was promised in exchange for lower rates. We have contracted with some of these same PPOs to provide healthcare savings to our program members.

        The elements discussed below are critical to the operation, further development, and offering of our managed healthcare programs.

  •
  A medical provider network that provides an effective and efficient means to deliver healthcare savings to the patient who is at least partially self-insured. We have accomplished this through arrangements with reputable, high quality preferred provider organizations. Our PPO networks give our members access to 400,000 providers and 3,600 facilities throughout the U.S.

  •
  A computer system that can handle all the complexities of healthcare billing and fee schedules with speed and accuracy, enabling efficient re-pricing of medical bills, which is essential in our interaction with doctors' offices. Accordingly, we have acquired and developed in-house systems for immediate eligibility verification and re-pricing of medical bills.

  •
  A staff with managed care backgrounds that interacts with the healthcare providers. Managed healthcare is an art. Not everyone has the background to interact professionally and courteously with the thousands of people representing the providers in the network. Our staff is adequately trained to provide customer support and member steerage so that our members can achieve additional medical savings by obtaining the best rates even within the same medical provider network. The backgrounds of our staff include managing of claims offices, insurance sales, managing of physicians and physicians groups, hospital management, captive physician management, self-funding of healthcare, healthcare finance, sales and management of managed care software, and management of physician "front offices".

  •
  A commitment to "hands on" customer service for both the patient-member and the healthcare provider. Most physicians and hospitals are in multiple preferred provider organization networks and do not know the negotiated rates at the time and point of healthcare service. We believe it is important that our services allow these providers to contact us at the time and point of service for this information so that they can immediately collect the amounts due for the services provided; and

  •
  Credibility with providers who expect prompt payment in exchange for access to reduced rates. During the fourth quarter of 2002, we implemented escrow account requirements in response to the market changes in the healthcare savings industry. Members of our Care Entrée™ program are now required to establish and maintain escrow accounts to access and provide payment for hospital and physician healthcare services. We are then able to pre-certify the members' ability to pay based upon the available escrow account balances and to process the members' payments directly to the medical providers. This helps us assure that the payment to the provider is made promptly and efficiently. Foresight, Inc., a licensed third party administrator (TPA), administers the accounts. Effective October 1, 2003, these escrow accounts were made mandatory for access to all medical doctors and hospitals. By December 31, 2003, our cash-in-trust, which represents the aggregate amount that our members have on deposit in their escrow accounts was $2.8 million. Our private label partners are not required to offer these accounts to their members.

        The combination of these elements has allowed us to become the "patient advocate." We routinely assist our program members in saving 15% to 50% on their medical bills, and frequently more, by steering them to the most cost effective healthcare providers in their area. We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party. We facilitate the financial transaction between the healthcare provider and patient-member to allow the provider to receive prompt payment. Finally, because the patient-member is directly responsible for a significant portion of his or her medical expenses, the patient has an incentive to minimize utilization to achieve cost savings, regardless of whether the patient has a high deductible insurance policy or is self-insured.

        Our membership program encompasses all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, air ambulance, 24-hour nurse hotline assistance, and long term care. Memberships in our Care Entrée™ programs range from $9.95 to $69.95 per month per family depending on the selected options and include a one-time enrollment fee of $20.00 to $30.00.

OUR WHOLESALE MEMBERSHIP SOLUTION—FORESIGHT

        We offer three wholesale membership service solutions through our subsidiary, Foresight, Inc. ("Foresight").

Private Label and Co-Brand Healthcare Programs

        Through Foresight, we design and offer healthcare membership programs for employer groups, retailers and association-based organizations. These programs are marketed under our "For Your Good Health" label. Membership in these programs are offered and sold by direct sales or through marketing companies that ask prospective customers to call a customer service center for more information (in-bound direct marketing). As discussed above, we believe that our clients, their members, and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular member base. Most of our memberships are sold by third-party organizations and are generally marketed using the third-party's name or brand. We refer to these programs and membership sales as wholesale programs or private label programs.

Repricing for Governments

        For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we can also offer a more streamlined version of our product. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized.

Non-healthcare Related Club Membership Programs

        Through Foresight, we also design non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are also offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided with our and third-party vendors' products and services. We believe that our clients, their customers and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular customer base. Among the products and services offered are (i) emergency roadside assistance, (ii) tire and wheel guarantee, (iii) auto deductible expense reimbursement, (iv) emergency travel and living expense reimbursement, (v) access to air ambulance evacuation services, (vi) identity theft protection, (vii) savings on veterinary care, (viii) retail and entertainment discounts, (ix) grocery coupons, and (x) a retail savings coupon book. Substantially all of our non-healthcare related membership service programs are offered and sold at retail by clients engaged in the rental-purchase industry.

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

SALES AND MARKETING CHANNELS

        Our Care Entrée™ healthcare programs are offered primarily through two channels: a network marketing organization (initially organized in August 1997) and by way of our private label agreements with direct marketing or other sales organizations, including insurance agencies.

        NETWORK MARKETING.    Our independent representatives become marketing representatives by paying an enrollment fee (currently $99.95) and signing a standard representative agreement, and an annual renewal fee (currently $49.95). Independent marketing representatives of Care Entrée™ are not required to be licensed insurance agents. Independent marketing representatives are paid a 20% commission on the membership fees of each member they enroll for the life of that member's enrollment with Care Entrée™ (assuming such representative continues to meet certain commission qualifications). Independent marketing representatives may also receive commissions equal to the membership fees if three or more program members are enrolled in a month. In the month of the membership sales, no override commissions are paid to the representative's upline. Independent marketing representatives may also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of 35% in override commissions down through seven levels of marketing representatives. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues attributable to the Care Entrée™ programs. We are currently contributing 5% of Care Entrée™ incremental revenues to these pools.

        The total regular or ongoing commissions payout, including overrides on second month membership sales and onward and the amount contributed by us to the bonus pools, remains unchanged at 60% of qualified membership sales.

        WHOLESALE MEMBERSHIP OR PRIVATE LABEL CLIENTS AND DIRECT SALES.    Primarily through our direct sales team we have also contracted with other companies under wholesale co-branded or private label arrangements. Under these agreements, we conduct all customer service and re-pricing operations and may also provide the fulfillment and collections services. The client performs all marketing functions. Wholesale and private label clients set their own retail prices for the product based on their commission and expense structure and income requirements. We intend to expand on our wholesale strategy by also targeting self-funded employers and organizations providing administrative services to employee benefit plans in order to have our healthcare products sold to groups of employees on a stand-alone basis or as part of an employee benefit plan.

BUSINESS OBJECTIVES AND PLANS

        Our objective is to sustain and expand our leadership position as a provider of unique healthcare membership service programs and consumer driven healthcare plans. Key elements of our business plan are as follows:

        CONTINUE TO DEVELOP UNIQUE HEALTHCARE SERVICE PROGRAMS FOR BROAD MARKETS.    Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups. We anticipate that this plan will allow us to obtain a larger share of the healthcare market through existing marketing channels and through establishment of new client relationships.

        In the fourth quarter of 2001, we established a new subsidiary, Care Financial of Texas, L.L.C. "Care Financial". Care Financial operates, in many ways, like an insurance agency. Through Care Financial, we continue to offer high deductible and scheduled benefit insurance policies, but have also added a suite of products, including life insurance from Lion's Share (Allianz). The use of these policies in conjunction with the Care Entrée™ program can provide a very affordable solution to individuals and groups who previously could not afford fully inclusive medical plans and will allow us to help assure payment to the healthcare providers. These insurance products are for sale only by our marketing representatives who are also licensed insurance agents.

        In the fourth quarter of 2003, we established "Care125" as a division of Care Financial. Care125 provides the administration behind a variety of employee benefit programs that allow employers and employees to save money by paying for certain IRS-approved expenses on a pre-tax basis. Care125 can assist employers in the offering of Health Reimbursement Arrangements, Flexible Spending Accounts, and arrangements to help their employees pay for dependant care and transportation expenses. In the case of the Flexible Spending Accounts for dependant care, employers can offer these plans as an additional benefit to their employees at no additional cost to the employer because these fees are based on a percentage of the tax savings realized by the employer in redirecting salary costs for distribution on a pre-tax basis. The remaining fees for services provided by Care 125 are monthly fees based on the number of members enrolled.

        CONTINUE TO DEVELOP A RECURRING REVENUE BASE.    Growth in recurring revenue from the Care Entrée™ product is dependent on our independent marketing representatives continuing to market the Care Entrée™ program memberships and recruit new downline independent marketing representatives. We intend to continually increase our support for representatives to maximize the volume generated through this sales channel. Recurring revenue from wholesale and private label clients is dependent upon the client continuously marketing our products to their customer base. We intend to continue to focus our efforts on retaining our existing clients and obtaining new wholesale and private label clients through our direct sales team.

        DEVELOP A CORPORATE LEVEL SALES TEAM.    In the fourth quarter of 2003, we began to reorganize our corporate sales team. To complement the individual sales and group sales and lead generation accomplished through our network marketing strategy, we have undertaken a strategy to promote sales to groups and self-funded employers with a corporate level sales team having experience with the group insurance market and the operations of a third party administrator.

        LEVERAGE AND DEVELOP MULTIPLE NETWORK PARTNERS.    We currently have contract relationships with two preferred provider organization networks for access to savings on doctors, hospitals, and ancillary healthcare services. Development of this type of network takes a significant amount of time and effort as does maintaining the relationship to assure that it is working well for all parties involved. We may seek relationships with other preferred provider organization networks to further stabilize our business.

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

        DEVELOP AND MARKET INNOVATIVE PRODUCT OFFERINGS.    In December 2002, we began offering a medical savings program to help provide assurance that healthcare providers would be paid on a timely basis. Our members deposit money into their individual escrow accounts on a monthly basis from which healthcare services are paid in whole or in part. A member's ability to pay is then certified prior to treatment or hospitalization based in part on the balance of the member's escrow account. We hope to also offer our members access to a medical line of credit that can be accessed in addition to or in lieu of a funded escrow account. This line of credit would allow our members to have access to healthcare providers without an upfront cash outlay. This offering may be available by the third quarter of 2004.

        CONSIDER EXPANDING OUR THIRD PARTY ADMINISTRATOR SERVICES.    In response to the needs of our group customers, we will expand our third party administrator ("TPA") services. Our TPA function, provided by our subsidiary, Foresight, Inc., currently provides repricing services that help assure that our members pay the discounted fees offered by our network of providers. Our group customers may be better served by a full-service TPA function that would include full plan administration, claims adjudication and claims management services. This is particularly true when our medical savings program is sold in conjunction with a high deductible medical insurance product. To expand our TPA services, we intend to acquire an existing, full-service TPA.

MEMBERSHIP SERVICE PROGRAMS

        CONSUMER HEALTHCARE SAVINGS PROGRAMS.    As of December 31, 2003, we had five consumer healthcare savings programs:

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

          ESSENTIAL CARE PROGRAM—$54.95 per family per month, includes access to savings on doctors, ancillary services, dentists, vision care, LASIK-laser vision correction, hearing aids, prescription medications, alternative care, chiropractors, 24-hour health hotline, $2,000 excess accident medical benefit and three month membership fee continuation for involuntary unemployment.

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

        Members pay a one-time $30 or $20 (depending on the program) processing fee at the time of enrollment. Most members pay for the program on a monthly basis, either through automatic bank draft or credit card draft, although some elect to have their accounts drafted on a quarterly basis. Individuals who do not wish to have their accounts drafted are required to make a six-month or annual payment. Groups of five or more can also choose to be billed on a monthly basis.

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

        WHOLESALE MEMBERSHIP PROGRAMS.    As of December 31, 2003, we had four wholesale membership programs:

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

        Our wholesale membership programs are offered by our clients in connection with point-of-sale transactions and are presented to the customer as a value-added benefit of doing business with the client. The customer relationships with our clients are generally short term and typically on an infrequent basis; therefore, there is not an extended client- customer relationship. For offering and selling the memberships in a wholesale program, the clients retain 40% to 80% of the membership fee and remit the balance to us.

NETWORK CONTRACTS

        We contract with numerous preferred provider organization and other medical networks for access to their negotiated rates. We do not contract directly with any medical providers. We only select and utilize those networks that we believe can deliver adequate savings to our members, while providing support for our program with the healthcare providers. We pay each network utilized a per member per month amount for use of the network. Each network is only paid for those members authorized to utilize the network. Most of our network contracts are generally for a one-year term, with subsequent one-year renewal terms at our or the network's option. Networks may cancel their contracts with us, but in most cases, subject to notice provisions to provide time to locate a substitute network. Most of our network contracts are not exclusive, but have requirements that the network and we maintain the confidentiality of the terms of the contract. Our principal preferred provider organization through which our members receive savings on healthcare services through our Care Entrée™ program is Private Healthcare Systems, Inc.

CUSTOMER SERVICE

        We believe that a high level of customer service is critical to the success of its program. We provide customer service for three types of individuals or organizations:

  •
  Our marketing representatives, so that they can be more effective in selling the program;

  •
  Our members, in order to assure that they achieve the best available savings when utilizing the program; and

  •
  The providers, who require assistance in (a) understanding how the program works for them and (b) in verifying eligibility and identifying the amount to bill the patient for each procedure performed.

        Toll free support is provided for the members and providers. We maintain our customer service center in Grand Prairie, Texas, with a total of 64 customer service representatives as of December 31, 2003. These employees provide support for our members, our independent marketing representatives, and for providers. Our member and provider service centers are available Monday through Thursday from 7:30 a.m. to 7:00 p.m. central time and 7:30 a.m. to 6:00 p.m. on Friday. Our marketing representative service center is available Monday through Friday from 7:30 a.m. to 6:00 p.m. central time and 7:30 a.m. to 6:00 p.m. on Friday. All new customer service representatives must have a medical background, either processing insurance claims or working in a medical office. Extensive on-the-job training is also provided to them. Utilizing our systems, the customer service representatives are able to provide friendly but efficient service to our members, marketing representatives, and network providers.

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

  •
  tracking of cash receipts and revenues.

        We are currently in the final stages of upgrading our technology and management information systems. These systems were designed with the assistance of an outside consultant group and are expected to be fully functional by the end of the second quarter of 2004. These systems will allow for more-timely processing of business transactions and will contain e-commerce capabilities.

        We have also established extensive web-sites for our programs that provide information about the program, allow for provider searches and allow new members and representatives to enroll on-line. The websites also allow representatives, through a password-protected area to access support and training files and to view their genealogy and commission information. The websites are set up as "self-replicating" websites to allow representatives a copy of the websites under a unique web address.

WHOLESALE PROGRAM CLIENT CONTRACTUAL ARRANGEMENTS

        Our ability to market program memberships under our Foresight subsidiary is dependent upon continuing and establishing new client relations. The arrangements with our clients are pursuant to written agreements that set forth our and the client's responsibilities, obligations, and entitlements, including collection of membership fees and, as applicable, payment of royalties. Clients that sell wholesale memberships generally are required to collect the membership fee and remit 20% to 60% of the membership fee to us and are entitled to retain the balance. Our client contracts are generally for an initial term of one year that is automatically extended for an additional term of one year following the initial term or the previoiusly extended term. These contracts are subject to termination upon 90-days' written notice prior to expiration of the initial term or the extended term. Pursuant to these contracts, our clients are excluded from offering and selling similar membership service programs. Upon termination, we generally do not have any continuing relationship with the client's customers, although we are entitled to continue to receive our portion of the membership fees as collected by the retail client. Furthermore, for one year following termination of the contract, a retailer is not permitted to offer programs that are similar to our membership programs.

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

GOVERNMENTAL REGULATION

        We are subject to federal, state and local laws, regulations, administrative determinations, court decisions and similar constraints (hereinafter "regulations"). Because the nature of our services is relatively new to the marketplace, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations. Some of the areas of our business that are or may be governed by current or future regulations are:

  •
  our healthcare products, in that there is a possibility that our Care Entrée™ membership program will be regulated as an insurance company,

  •
  our product claims and advertising (including direct claims and advertising as well as claims and advertising by independent marketing representatives, for which we may be held responsible), and

  •
  our network marketing organization.

  •
  our medical escrow accounts held on behalf of our members.

  POSSIBLE INSURANCE COMPANY REGULATION

        Our Care Entrée™ program is not an insurance program and we are not subject to regulation as an insurance company or a seller of insurance. However, regulations in certain states currently regulate or restrict the offering of our programs.

        Infrequently, we receive inquires from insurance commissioners in various states that require us to supply information about our Care Entrée™ program, representatives, etc. to the insurance commissioner or other state regulatory agency. To date, these agencies have concurred with our view that these programs are not a form of insurance and are being sold in a proper manner. There is no assurance that this situation will not change in the future, and an insurance commissioner will successfully challenge our ability to offer our programs without compliance with state insurance regulation. Furthermore, there is the risk that a state will adopt regulations or enact legislation restricting the sale of our medical discount programs in the state.

        Our Care Entrée™ program is also subject to the review of the attorney generals in each state, particularly as it relates to the network marketing aspect of the program. The Care Entrée™ commission plan was designed to meet the requirements of each state, and we have had no challenges of the plan from any state attorney general. However, the laws in any state or the interpretation of these laws could change at any time and we may be prevented from selling memberships in our Care Entrée™ programs as a result of the changes.

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

        We are also subject to the risk of claims by marketing representatives and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from independent marketing representatives, customers or others. Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining independent marketing representatives or consumer, refunds to an entire class of independent marketing representatives or customers, client refunds, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one marketing representative, whether or not we authorized the practice, could result in an order affecting some or all of our marketing representatives in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

        NETWORK MARKETING ORGANIZATION.    Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. These regulations are generally directed at ensuring that advancement, within a network marketing organization, is based on sales of the organization's products rather than investment in the organization or other non-sales related criteria. For instance, in certain markets there are limits on the extent that marketing representatives may earn royalties on sales generated by marketing representatives that were not directly sponsored by the marketing representative.

        Our network marketing organization and activities are subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws and regulations. These laws and regulations include securities, franchise investment, business opportunity, and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. The compensation structure of these selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.

        As of December 31, 2003, we had marketing representatives in 50 states and the District of Columbia. We review the requirements of various states, as well as seek legal advice, regarding the structure and operation of our network marketing ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our network operations, nor are we relying on a formal opinion of counsel to that effect. We accordingly are subject to the risk that one or more of our network marketing organizations could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

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

        HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT COMPLIANCE.    In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that became effective in April 2003. HIPAA and the applicable regulations impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers, and clearinghouses, are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. We may be required to comply with certain aspects of these regulations pertaining to our business.

        Our recently purchased re-pricing software systems are considered HIPAA compliant. We previously engaged a consulting firm to assist us in our efforts to continuously comply with all other HIPAA regulations. We believe that we are in compliance with these regulations. However, because these regulations are new, we do not know how the interpretation and enforcement of the regulations may affect us. We plan to continually audit our compliance, and accordingly cannot give assurance that our costs of continuing to comply with HIPAA will not be material to us. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

COMPETITION

        CONSUMER HEALTHCARE SAVINGS PROGRAMS.    While the medical savings industry is still in its early stages, competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of the products and services through other channels of distribution. Although not permitted under the current agreements with our representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Competition for new representatives is intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

        Our principal competitors are U.S. Health Advisors (National Health), AmeriPlan, Family Care (NAPP), Full Access Medical, New Benefits, Inc. and Medical Health Ventures (IAB). We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

        We distinguish ourselves from the competition through the offering of toll-free live customer service to the providers, as well as, the members. Our staff is adequately trained to provide not only customer support, but also member steerage so that our members are able to achieve additional medical savings by obtaining the best rates even within the same medical provider network. Additionally, through our subsidiary third-party administrator, Foresight, Inc., we offer an escrow account program that helps ensure payment to our medical providers. We are not aware of any other competitor that offers customer service to the medical providers and members in this manner.

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

  PRINCIPAL COMPETITIVE FACTORS

        We believe that the principal competitive factors in the consumer healthcare and wholesale membership industries, some of which are not within our control, include:

  •
  the ability to maintain contracts with reputable preferred provider organization networks that offer substantial healthcare savings;

  •
  the ability to identify, develop and offer unique membership healthcare programs;

  •
  the quality and breadth of the membership programs offered;

  •
  the quality and extent of customer service;

  •
  the ability to offer substantial savings on the major-medical costs such as hospital and surgical costs;

  •
  the ability to combine the programs with affordable insurance plans that have high deductibles or set payment for hospitalization;

  •
  prices of products and service offered;

  •
  marketing expertise;

  •
  compensation plans for representatives;

  •
  the ability to hire and retain employees;

  •
  the development by others of member programs that are competitive with Care Entrée™'s programs;

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

        To date we have effectively competed with our competitors and are considered a leader in the industry. However, there is no assurance that:

  •
  competitors will not develop their own software that re-prices medical bills, a full-service customer service function similar to ours, or a medical escrow concept similar to ours;

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

EMPLOYEES

        As of December 31, 2003, we had 133 full-time employees in the following departments:

Customer Services	64
Finance and Accounting	20
Executive and Administration	17
Data Entry	8
Marketing	6
Information Services	5
Care Financial	5
Provider Relations	4
Foresight Wholesale Memberships	4

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

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

        The matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not adversely affect:

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

        Our success and growth depend in large part upon our ability to attract, retain, and motivate the network of independent marketing representatives who principally market our Care Entrée™ medical savings program. Our independent marketing representatives typically offer and sell the Care Entrée™ program on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our Care Entrée™ program. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our Care Entrée™ program and operations.

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

DEVELOPMENT AND MAINTENANCE OF COMMERCIAL RELATIONSHIPS WITH PREFERRED PROVIDER ORGANIZATIONS ARE CRITICAL AND THE LOSS OF SUCH RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        As part of our business operations, we must develop and maintain relationships with preferred provider organizations within each market area that our services are offered. Development and maintenance of these relationships with healthcare providers within a preferred provider organization is in part based on professional relationships and the reputation of our management and marketing personnel. Because many members that receive healthcare services are self-insured and responsible for payment for healthcare services received, failure to pay or late payment by members may negatively affect our relationship with the preferred provider organizations. Consequently, preferred provider organization relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships and members' failures to pay for services received. The loss of a preferred provider organization within a geographic market area may not be replaced on a timely basis, if at all. The loss of a preferred provider organization for any reason could have a material adverse effect on our business, financial condition, and results of operations.

WE CURRENTLY RELY HEAVILY ON ONE KEY PREFFERED PROVIDER ORGANIZATION AND THE LOSS OF OR A CHANGE IN OUR RELATIONSHIP WITH THIS PROVIDER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        Private Healthcare Systems, Inc. is the principal preferred provider organization through which our members receive savings on healthcare services through our Care Entrée™ program. The loss of Private Healthcare Systems as a preferred provider organization or disruption of our members' access to this preferred provider organization could adversely affect our business. While we currently enjoy a good relationship with Private Healthcare Systems, there are no assurances that we will continue to have a good relationship with this network in the future, or that the network may choose to partner with one of our competitors or compete directly with our Care Entrée™ program.

WE FACE COMPETITION FOR MARKETING REPRESENTATIVES AS WELL AS COMPETITIVE OFFERINGS OF HEALTHCARE PRODUCTS AND SERVICES.

        Although the medical savings membership industry is in the early stages of its development, competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of such products and services through other channels of distribution. Although not permitted under the current agreements with our marketing representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Furthermore, marketing representatives have a variety of products that they can choose to market, whether competing with us in the healthcare market or not. Our business operations compete in two channels of competition. First, we compete based upon the healthcare products and services offered. These competitors include companies that offer healthcare products and services through membership programs much like our programs, as well as insurance companies, preferred provider organization networks and other organizations that offer benefit programs to their customers. Second, we compete with all types of network marketing companies throughout the U.S. for new marketing representatives. Many of our competitors have substantially larger customer bases and greater financial and other resources.

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

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION MUCH LIKE AN INSURANCE COMPANY. SUCH REGULATORY OVERSIGHT MAY AFFECT OR LIMIT OUR OPERATIONS.

        The membership and healthcare benefits we offer are sold without license by any federal, state, or local regulatory licensing agency or commission. In comparison, companies that provide insurance benefits and operate healthcare management organizations and preferred provider organizations are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. In the future, state insurance regulatory agencies and commissions may determine that our Care Entrée™ programs are subject to governmental regulation, which may adversely affect or limit our future operations.

WE HAVE A FIDUCIARY RESPONSIBILTY TO OUR MEMBERS THROUGH OUR TOTAL CARE AND ESSENTIAL CARE PROGRAM OFFERINGS. IN THIS CAPACITY, WE COULD BE LIABLE FOR THE LOSS OF FUNDS.

        In the fourth quarter of 2002, we initiated a medical savings program through our Total Care and Essential Care programs that is processed through our subsidiary Foresight as a third-party administrator. Under this medical savings program, funds collected from members are held in escrow for the benefit of the member as a source of payment for healthcare services obtained through our Total Care and Essential Care programs. Under the medical savings program we have a fiduciary responsibility to our members for the funds held for their benefit much like a trustee. In the unforeseen event of a loss of these funds while being held by us or our failure to implement and maintain adequate internal controls, we will be responsible and liable to the affected members for any such loss, including any consequential damages suffered by the members, which liability could be substantial.

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

WE MAY BE SUBJECT TO CERTAIN PROVISIONS OF THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILTY ACT OF 1996 AND THE COST OF COMPLIANCE COULD BE MATERIAL.

        In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") that became effective in April 2003. HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses, are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. We may be required to comply with certain aspects of these regulations. While we believe that our operations are in compliance with HIPAA regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

OUR PROGRAM MARKETING ACTIVITIES THAT ARE CONDUCTED BY OUR SUBSIDIARY FORESIGHT ARE DEPENDENT UPON OUR CLIENTS.

        In carrying out our program marketing activities through our subsidiary Foresight, Inc., we are dependant on our clients utilizing our services to design membership programs for their customers. The client approves each marketing program prior to presentation to the client's customers.

        Our client relationships are pursuant to written agreements that typically may be terminated pursuant to 90-day written notice prior to end to the term of the agreement without cause and without penalty. Generally, upon termination, the client may not offer similar products or services for a one-year period; however, we are not prohibited from continuing to offer or provide membership services and products directly or indirectly to the client's individual customers. If the agreement is terminated due to our default, we are prohibited from renewing memberships and the client has the right to cause us to terminate our relationship with existing program members. Many of the events that constitute default are not within our control, including acts and omissions by our third-party product and service vendors or providers. There is no assurance that our clients will not terminate their relationships with us or cease to provide additional customer lists for our use in further marketing of new or existing membership programs.

WE ARE CURRENTLY IMPLEMENTING A NEW MANAGEMENT INFORMATION SYSTEM. DISRUPTION IN OUR OPERATION RESULTING FROM SUCH IMPLEMENTATION COULD AFFECT OUR CLIENT RELATIONSHIPS.

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

WE ASSUMED A CONTINGENT TAX LIABILITY IN CONNECTION WITH OUR MERGER-ACQUISITION OF FORESIGHT.

        In January 1999, Universal Marketing Services, Inc., the former parent of our wholly-owned subsidiary, Foresight, Inc., purchased the outstanding common stock of Foresight for $4,540,000. Universal Marketing Services agreed to indemnify the shareholders of Foresight for the increase in federal income taxes, and any applicable penalties to the extent that the reported $4,540,000 of the purchase price does not qualify for long-term capital gain treatment. In connection with our merger-acquisition of Foresight, we assumed the indemnification obligation of Universal Marketing Services.

        Upon examination, the Internal Revenue Service may take the position that all or a portion of the $4,540,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate. In the event the Internal Revenue Service successfully asserts that long- term capital gain classification was improper, we will be required to indemnify the former shareholders.

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

THE GOODWILL ACQUIRED PURSUANT TO OUR ACQUISITIONS OF THE CAPELLA GROUP AND FORESIGHT MAY BECOME IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE WHICH MAY BE SUBSTANTIAL.

        In connection with our acquisitions of The Capella Group and Foresight, we recorded goodwill that, at December 31, 2003, had an aggregate asset value of $21,077,284. In the event that the goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

        Our corporate offices, operations, and insurance agency are located in 25,000 square feet at 2040 N. Highway 360, Grand Prairie, Texas 75050. The offices are occupied under a lease agreement with Assem Family Limited Partnership, that expires December 15, 2006.

        We consider the space in which our offices are occupied to be adequate for our needs. In the event we are required to relocate our office upon termination of the existing leases, we believe other office space is available under comparable lease terms.

        Our financial commitment on this lease runs through December 15, 2006.

Description	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating Leases	$1,060,300	$456,290	$604,010	—	—

ITEM 3. LEGAL PROCEEDINGS

        In the normal course of business, we may become involved in litigation or in settlement proceedings relating to claims arising out of our operations. Except as described below, we are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

  Kirk, et al v, Precis, Inc. and David May

        On September 8, 2003, the case styled "Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA's, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants" was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA's, P.A. hold warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp hold stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. David May was our Secretary and Vice President and General Counsel through January 5, 2004.

        Plaintiffs Eugene M. Kennedy, P.A. (Eugene M. Kennedy is a member of the Florida bar association and a practicing attorney) and Ms. Decamp (the sister of Mr. Kirk) at no time presented the stock option agreements evidencing the stock options and payment of the exercise price of the stock options, $140,550 and $1,592,900, respectively, as required pursuant to the terms of the stock option agreements for exercise. Furthermore, Plaintiffs Robert Kirk, Kimberly Decamp and Stewart & Associates, CPA's, P.A. at no time tendered the certificates evidencing the warrants and the completed and executed Form of Subscription (Cashless Exercise) required for exercise of the warrants without payment of the exercise price of those warrants.

        The plaintiffs allege that they were not allowed to exercise their stock options and warrants in May of 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs' broker, Burt Martin Arnold Securities, Inc. Plaintiffs are seeking damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

        An answer has been filed indicating the plaintiffs' failure to follow the procedures required by the warrant and stock option agreements for effective exercise. Although we believe the plaintiffs' claims are without merit, this case is still in discovery, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

  Zermeno v. Precis

        The case styled "Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public vs. Precis, Inc., an Oklahoma corporation and Does 1 through 100, inclusive" was filed on August 14, 2003 in the Superior Court of the State of California for the county of Los Angeles.

        A second case styled "California Foundation for Business Ethics, Inc., a California non-profit corporation, v Precis, Inc., and Does 1 through 100, inclusive" was filed on September 9, 2003, in the Superior Court of the State of California for the county of Los Angeles.

        The two above cases were removed to the United States District Court for the Central District of California and consolidated, by order of the court, on December 4, 2003. The cases currently are pending in such court under Case No. CV 03-6974 SJO (MANx).

        Plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs' First Amended Complaint sets forth three distinct claims under California law. Plaintiffs' first cause of action alleges that the operation of the Care Entrée™ program by Defendants

Precis, Inc. and The Capella Group, Inc. violates Health and Safety Code § 445 ("Section 445"), which governs medical referral services. Next, Plaintiffs allege that they are entitled to damages under Civil Code §§ 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. ("Section 1812.100"). Plaintiffs' third cause of action seeks relief under Business and Professions Code § 17200, California's Unfair Competition Law.

        The Plaintiffs are seeking damages for the amounts the Zermenos may have lost as a result of the alleged failure of our service to deliver savings as promised, as well as the retrospective refund of fees paid by California consumers to us for the past four years and injunctive relief that could affect our ability to do business in California. A negative result in this case would have a material affect on our financial condition.

        We believe that we have complied with all applicable statues and regulations in the state of California and are defending the consolidated case. Although we believe the Plaintiffs' claims are without merit, this case is in the initial stages of discovery, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to vote of our security holders during the three months ended December 31, 2003.

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

	CLOSING SALE PRICE
	COMMON STOCK
QUARTER ENDED
	HIGH	LOW
March 31, 2003	$5.55	$2.80
June 30, 2003	$5.50	$3.30
September 30, 2003	$5.69	$3.39
December 31, 2003	$4.45	$3.18
March 31, 2002	$15.14	$10.10
June 30, 2002	$15.95	$8.51
September 30, 2002	$11.00	$5.60
December 31, 2002	$7.40	$3.82

        On March 15, 2003, the closing sale price of the common stock as quoted on the Nasdaq SmallCap Market was $3.70. On March 15, 2003, there were approximately 11,847,280 holders of our common stock.

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

        SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.    The following table sets forth as of December 31, 2003, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 1999 Stock Option Plan, 2002 Stock Option Plan, 2002 IMR Stock Option Plan and the stock option agreement entered into with Barron Chase Securities, Inc. in connection with our merger-acquisition of Foresight, Inc. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Shares Underlying Unexercised Options and Warrants	Weighted- Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
2002 Non employee stock option plan	214,000	$6.21	286,000
2002 IMR stock option plan	116,354	$4.66	383,646
1999 stock option plan	368,250	$4.84	984,750
Barron Chase Securities stock option agreement(2)	183,000	$9.37	—

	881,604	$6.28	1,654,396

Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors in 2000 and 2001(3)	102,000	$2.65	—
Stock options granted to employees in 1997 and 1998(4)	7,410	$4.87	—
Warrants issued to Barron Chase Securities and its assigns in 2000 related to our initial public offering(5)	83,500	$9.00	—

	192,910	$5.48	—

Total	1,074,514	$6.76	1,654,396

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

UNREGISTERED SECURITIES SOLD DURING PRECEDING THREE YEARS

        FORESIGHT, INC. MERGER-ACQUISITION.    On December 7, 2000, we completed the merger-acquisition of Foresight, Inc.. In completion of this merger-acquisition, we issued 500,000 shares of our common stock and 166,667 shares of our Series A convertible preferred stock to Paul A. Kruger and Mark R. Kidd in exchange for the outstanding capital stock of Foresight, Inc. Mr. Kruger is our former C.E.O. Mr. Kidd is our former C.F.O. Further, at closing of the merger-acquisition of Capella Group, we issued and delivered 1,250,000 shares of our common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that our consolidated income before tax expense (as adjusted) for 2001 exceeds $1,750,000, assuming the merger-acquisition of Capella Group was completed on January 1, 2001. Messrs. Kruger and Kidd were issued 2,065,202 shares of our common stock on February 7, 2002. In addition, we granted Barron Chase Securities, Inc. stock options exercisable for the purchase on or before June 30, 2003 of 200,000 shares of our common stock for $9.37 per share. These options were granted for the investment banking financial services and consulting advice provided by Barron Chase Securities in valuing and structuring the merger. These offerings were made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. There were no sales commissions or other fees paid in connection with the merger-acquisition, other than granting of the stock options.

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

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data presented below for each of the three years ended on December 31, 2003, 2002 and 2001 and as of December 31, 2003 and 2002 have been derived from our consolidated financial statements included elsewhere in this report.

	For the Year Ended December 31,
	2001	2002	2003
Statement of Operations Data:(1)
Product and service revenues (2)	$21,056,164	$43,115,666	$42,087,671

Operating expenses—
Cost of operations (2)	7,399,283	11,543,406	13,125,851
Sales and marketing	7,164,323	17,059,248	15,572,188
General and administrative	3,218,261	6,095,360	6,739,271

Total operating expenses (2)	17,781,867	34,698,014	35,437,310

Operating income	3,274,297	8,417,652	6,650,361

Other expense—
Interest income and expense, net	(81,278)	64,437	149,969
Amortization of goodwill	578,651	—	—

Total other expense	497,373	64,437	149,969

Earnings before income taxes	2,776,924	8,353,215	6,500,392
Provision for income taxes	175,846	2,874,852	2,411,066

Net earnings	2,601,078	5,478,363	4,089,326
Preferred stock	236,000	14,137	—

Net earnings applicable to common stockholders	$2,365,078	$5,464,226	$4,089,326

Earnings per share:
Basic	$0.30	$0.46	$0.35
Diluted	$0.29	$0.46	$0.34
Weighted average number of common shares outstanding:
Basic	8,000,042	11,790,650	11,848,789
Diluted	8,051,607	11,996,222	11,924,214
Cash Flows Data:
Net cash provided by operating activities	$3,079,496	$3,989,546	$7,818,885
Net cash provided by (used in) investing activities	$(1,702,612)	$(920,408)	$(945,344)
Net cash provided by (used in) financing activities	$(2,162,615)	$(1,212,977)	$(1,397,424)
	December 31,
	2002	2003
Balance Sheet Data:
Cash and cash equivalents	$5,611,803	$11,087,920
Current assets	$9,206,295	$15,617,689
Working capital	$4,977,109	$8,818,823
Total assets (2)	$35,055,686	$40,813,664
Current liabilities (2)	$4,229,186	$6,798,866
Total liabilities	$5,574,014	$7,211,560
Stockholders' equity	$29,481,672	$33,602,104

(1)
The results of our operations and other selected financial data for the years ended December 31, 2000 and 1999 have not been included in this presentation as they are not considered comparable to our results of operations and other selected financial data for the years ended December 31, 2003, 2002 and 2001. Substantially all of our revenue for the years ended December 31, 2003, 2002 and 2001 is derived from our healthcare membership savings business. We began selling healthcare membership savings programs immediately following our acquisition of The Capella Group Inc. in June 2001.

(2)
Certain reclassifications have been made to prior period financial information to conform to the current presentation of the financial information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

        On June 8, 2001, pursuant to a merger-acquisition transaction The Capella Group, Inc. became our wholly-owned subsidiary and allowed us to further diversify our membership programs offered through our other subsidiary, Foresight, Inc. In connection with this acquisition, we paid $2,271,609 in immediately available funds, issued promissory notes in the aggregate amount of $1,000,000 and issued and delivered 2,775,000 shares of our common stock with an approximate market value of $5,078,250 as of the closing date. In addition, we agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group's income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The total additional earnout amounted to 4,800,287 shares that were issued on February 7, 2002. The Capella Group is primarily engaged in marketing memberships that offer savings on a wide range of healthcare services.

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

OVERVIEW

        CONSUMER HEALTHCARE SAVINGS SOLUTIONS.    We offer savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée™. We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée™ program members. However, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.

        Independent Marketing Representatives (IMRs) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of that members' enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. We pay a total of 35% in override commissions down through seven levels. We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive bonuses of up to 5% of our incremental revenues in these programs. Independent marketing representatives can also earn a commission equal to the membership fees if three or more program members are enrolled in a month. In the month of membership sales, no override commissions are paid to the representatives upline. The total regular or ongoing commissions payout, including overrides, on second month membership sales and onward and our contribution to the bonus pools, is 60% of qualified membership sales.

AFFORDABLE HEALTHCARE INSURANCE

        In September 2003, we organized a new subsidiary under the name Care Financial of Texas, L.L.C. Through Care Financial, we offer our high deductible and scheduled benefit insurance policies. In addition, we have recently added a suite of products including life insurance from Lion's Share (Allianz), along with Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Case 125, a division of Care Financial. The high deductible and scheduled benefit insurance policies, HRAs and medical and dependent care FSAs, when combined with the Care Entrée™ program, offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. The HRAs and medical and dependent care FSAs are also sold by our independent marketing representatives who, from a regulatory standpoint, are not required to be licensed to sell these products. The life insurance products serve to complement our healthcare product offerings by addressing our members' overall financial condition. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents.

WHOLESALE MEMBERSHIP SOLUTION

  Healthcare Membership Programs

        We also design healthcare membership programs for employer groups, retailers and association-based organization. Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing. We believe that our clients, their members, and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients' particular member base. Most of our memberships are sold by third-party organizations and are generally marketed using the third-party's name or brand. We refer to these programs and membership sales as wholesale programs or private label programs. While the services offered to consumers by these private label programs are generally similar to the services we offer through Care Entrée™, each of the private label programs can bundle our services to fit the needs of their consumers. For instance, some of our private label programs do not offer a self-funded escrow program to their members.

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

  Repricing for Governments

        For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we can also offer a more streamlined version of our product. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized.

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

OPERATIONAL REVIEW FOR THE YEAR ENDED DECEMBER 31, 2003

        The year ended December 31, 2003 was very much a transitional year for us. We implemented member escrow accounts during the fourth quarter of 2002 in response to the market changes in the healthcare savings industry, and on October 1, 2003, we expanded the escrow requirements to all programs offering access to medical doctors and physicians. As a result of this change, we now require all of our members to escrow funds with us prior to utilizing any physician, hospital or ancillary services. As of December 31, 2003, the percentage of our individual members who have escrowed funds with us was approximately 13,000 or 25% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.

        Our healthcare membership base was approximately 81,000 members as of December 31, 2003 as compared to 92,000 members as of December 31, 2002, a decrease of approximately 11,000 members or 12.0%. The reduction was most noticeable in the fourth quarter of 2003 where our membership decreased by approximately 4,000, or 4.7% during this period. The reduction in our healthcare membership base was primarily due to the implementation of the escrow account requirements for hospitalized care in the fourth quarter of 2002, and expansion to physicians and doctors commencing on October 1, 2003.

        As a result of some of healthcare program changes introduced during 2003 and 2002, our independent marketing representative base experienced a significant reduction in 2003. We, however, continue to maintain the majority of our core business leaders whose downline organizations generate a substantial portion of our revenues.

        Although these escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2003, these changes were required to help provide assurance of payment to the healthcare providers and accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States will no longer accept a "health discount" card. The success of our new healthcare product offering has not been fully determined. Therefore, its long-term impact on both revenues and net earnings is currently unknown and may not be known until the third quarter of 2004 or later. The growth of our members escrow or cash-in-trust from $108,152 as of December 31, 2002 to $2,768,447 as of December 31, 2003 provides preliminary although not conclusive evidence of the acceptance of this form of medical savings product offering.

        In the fourth quarter of 2003, we began reorganizing and rebuilding our corporate sales team to be better positioned to enter into the large self-insured employer group and medical benefits market. We restructured our in-house sales team and in January 2004 hired a Senior Executive, Vice President of Sales and Marketing to lead this area, both from a strategy and execution standpoint. Our medical savings product offering in conjunction with our Care125 medical savings account provide an alternative healthcare product offering for a growing number of companies that have chosen to move towards the self-funded and/or high deductible insurance route. This, along with the individual healthcare market, is a substantial portion of our overall business focus in 2004.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

  Healthcare Membership Revenues

        We recognize membership revenues in the month the member joins the program. Membership revenues are reduced by the amount of refunds estimated to be incurred. Subsequent to the initial membership month, membership revenues are recognized on each monthly anniversary date.

        Member enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period, that averages eight to ten months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the contract.

  Rental Purchase and Club Membership Revenues

        Rental purchase and club membership revenues are recognized in the month that our products and services have been delivered to our clients. We sell rental purchase and club membership programs on a wholesale basis to our clients. The wholesale client remits a portion of the rental purchase and club membership revenues to us and retains the balance as compensation for having made the sale. We provide an allowance for those accounts that we consider to be uncollectible.

COMMISSION EXPENSE

        Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in our Care Entrée™ program. Commissions are only paid in the following month when the related monthly membership fees have been received. We do not pay advanced commissions on membership sales.

GOODWILL VALUATION

        Our goodwill of $21,077,284 as of December 31, 2003, represented the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. As of December 31, 2003, no impairment has been indicated. During the year ended December 31, 2002, our goodwill was decreased to reflect the recognition of an income tax benefit of $982,236 which relates to our 2001 merger-acquisition of The Capella Group, Inc. During the year ended December 31, 2001, our goodwill was increased by $822,076 to adjust for deferred fees pertaining to the merger-acquisition of The Capella Group, Inc.

        As of December 31, 2003, our goodwill represented approximately 52% of our total assets. The goodwill balance of $21,077,284 as of December 31, 2003 consisted of $19,077,284 which arose from the merger-acquisition of The Capella Group, Inc. and $2,000,000 from the acquisition of Foresight, Inc. Our goodwill valuation is dependent primarily on the projected revenue and net earnings of our Care Entrée™ healthcare and Foresight, Inc. club membership business. The procedures surrounding goodwill valuation can at times be very subjective and difficult to quantify given that the projected revenue and net earnings associated with our Care Entrée™ healthcare membership business is based on a business strategy that is fairly new, innovative and evolutionary in nature. In the case of our club membership business, this business is considered fairly mature, with generally a lower expected growth rate than our Care Entrée™ business.

RESULTS OF OPERATIONS

        The following table sets forth selected results of our operations from our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 as a percent of total revenue for the years presented.

	For the Year Ended December 31,
	2001	2002	2003
Product and service revenues	100%	100%	100%

Operating expenses:
Cost of operations	35	27	31
Sales and marketing	34	40	37
General and administrative	15	14	16

Total operating expenses	84	81	84

Operating income	16	19	16

Other expense:
Amortization of goodwill	3	—	—

Other expense	3	—	—

Net earnings before taxes	13	19	16
Provision for income taxes	—	7	6

Net earnings	13%	12%	10%

COMPARISON OF 2003 AND 2002

        PRODUCT AND SERVICE REVENUES.    During the year ended December 31, 2003, revenues were $42,087,671, a decrease of $1,027,995, or 2.4% from $43,115,666 during 2002. The reduction in actual revenues for the year ended December 31, 2003 was primarily due to reductions in (i) the members in our Care Entrée program as a result of our implementation of member escrow account requirements for hospitalized care commencing in the fourth quarter of 2002 of $1,028,775 offset in part by escrow maintenance fees of $442,930 and (ii) our wholesale club membership programs of $790,399. The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry. In addition, effective October 1, 2003, the escrow account requirements for hospitalized care was expanded to include all medical doctors and physicians. Under the escrow arrangement, we now pre-certify members' ability to pay based on available escrow account balances and process the members' payments directly to the medical providers to help assure the payment of the healthcare providers. As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact of revenues and net earnings of this newly restructured product offering will not be known until the third quarter of 2004 or later. The escrowed funds referred to as cash-in-trust on our balance sheet was $2,768, 447 as of December 31, 2003. The reduction in revenue in our wholesale club membership programs was due to the maturity and competitive nature of this business as compared to our healthcare membership savings business which operates in a growth market.

        For the year ended December 31, 2003, more than 90% of our revenues were attributable to our healthcare membership program.

        The reduction in revenue in our Care Entrée™ program and wholesale club membership programs during 2003 was offset in part by increased revenue of $255,765 in our Care Financial division.

  Operating Metrics

        Our healthcare membership base was approximately 81,000 members as of December 31, 2003 as compared to 92,000 members as of December 31, 2002, a decrease of approximately 11,000 members or 12.0%. The reduction was most noticeable in the fourth quarter of 2003 where our membership decreased by approximately 4,000, or 4.7% during this period. The reduction in our healthcare membership base was due to the implementation of the escrow account requirements for hospitalized care in the fourth quarter of 2002, and expansion to physicians and doctors commencing on October 1, 2003.

        As a result of some of healthcare program changes introduced during 2003 and 2002, our independent marketing representative base experienced a significant reduction in 2003. We, however, continue to maintain the majority of our core business leaders whose downline organizations generate a substantial portion of our revenues.

        COST OF OPERATIONS.    Cost of operations for the year ended December 31, 2003 increased $1,582,445 or 13.7% to $13,125,851 from $11,543,406 during 2002. The increase in cost of operations primarily arose from our increased member service staff and other personnel of $479,929 necessary to support our operations, particularly our Foresight, Inc. division which acts as a third party administrator for claims review and payment processing from member escrow accounts, the increase in preferred provider network costs of $833,794 as a result of several ancillary products introduced in 2003, and the additional full year depreciation expense associated with capital leases acquired for printing purposes of $442,814 in the fourth quarter of 2002 net of outsourced printing costs.

        Cost of operations, as a percentage of revenues, were 31.2% of revenues during the year ended December 31, 2003, while in 2002 cost of operations were 26.7% of revenues. This increase was for the reasons described above.

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses decreased $1,487,060 or a decrease of 8.7%, to $15,572,188 during the year ended December 31, 2003 from $17,059,248 during 2002. Sales and marketing expenses represented 37.0% and 39.6% of the revenues during the year ended December 31, 2003 and 2002, respectively. The decrease as a percentage of revenues was primarily due to certain threshold sales qualification requirements not being attained by our independent marketing representatives as well as a mix between private label and healthcare membership business.

        GENERAL AND ADMINISTRATIVE EXPENSES.    General and administrative expenses increased $643,911 or 10.6% to $6,739,271 during the year ended December 31, 2003 from $6,095,360 during 2002. The increase in general and administrative expenses for the year ended December 31, 2003 was primarily due to additional salaries and other administrative costs of $360,699 necessary to support both our information systems and financial capabilities and administrative operations as well as the recruitment of a Chief Information Officer and a more experienced information systems staff. In addition, the Company has incurred additional public company costs of $233,694 which includes the effects of Sarbanes-Oxley. General and administrative expenses represented 16.0% and 14.1% of revenues for the years ended December 31, 2003 and 2002, respectively.

        TOTAL OPERATING EXPENSES.    During the year ended December 31, 2003, total operating expenses (consisting of costs of operations, sales and marketing expenses, and general and administrative expenses) increased $739,296 or 2.1%, to $35,437,310 from $34,698,014 during 2002. Total operating expenses represented 84.2% and 80.5% of revenues for the years ended December 31, 2003 and 2002, respectively. The decrease in operating margins was due to the reasons described above.

        OPERATING INCOME AND NET EARNINGS.    During the year ended December 31, 2003, operating income was $6,650,361, a decrease of $1,767,291, or 21.0% from $8,417,652 during 2002. Net earnings were $4,089,326, or 9.7% of revenues, net of provision for income taxes of $2,411,066. During the year ended December 31, 2003, we incurred additional tax costs of approximately $184,000 with respect to state taxes. In comparison, during 2002 net earnings were $5,478,363, or 12.7% of revenues net of provision for income taxes of $2,874,852. During the years ended December 31, 2003 and 2002, net earnings per common share, calculated on a fully diluted basis, was $0.34 and $0.46, respectively.

COMPARISON OF 2002 AND 2001

        PRODUCT AND SERVICE REVENUES.    During the year ended December 31, 2002, revenues were $43,115,666, an increase of $22,059,502 or in excess of 100%, from $21,056,164 during 2001. The increase was attributable to the full year of combined operations of The Capella Group, Inc., during 2002 compared to the seven months of combined operations during 2001, and the continuing membership growth in our Care Entrée™ healthcare savings membership program. For the year ended December 31, 2002, approximately 90% of revenues were attributable to this membership program.

  Operating Metrics

        Our healthcare membership was approximately 92,000 members as of December 31, 2002 as compared to 72,000 members as of December 31, 2001, an increase of approximately 20,000 members or 27.8%. The increased healthcare membership base was due to the growth in our Care Entrée™ healthcare savings membership program.

        Our independent marketing representatives experienced a reduction throughout the year ended December 31, 2002. The decrease in independent marketing representatives was primarily attributable to increased cancellations and for the non-renewal of independent marketing representative fee.

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

        SALES AND MARKETING EXPENSES.    Sales and marketing expenses increased $9,894,925 or in excess of 100%, to $17,059,248 during the year ended December 31, 2002 from $7,164,323 during 2001. Sales and marketing expenses represented 39.6% and 34.0% of the revenues during the years ended December 31, 2002 and 2001, respectively. This increase was attributable to a full year of combined operations of The Capella Group, Inc., during 2002 compared to the seven months of combined operations during 2001 and the substantial increase in our commissions paid to our network of independent marketing representatives. Because of the manner in which the membership service programs, (other than the Care Entrée™ membership program) are marketed, the associated sales and marketing expenses are significantly less as a percent of revenues compared to the sales and marketing expenses associated with the Care Entrée™ membership program, that is marketed through our independent marketing representatives.

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

        TOTAL OPERATING EXPENSES.    During the year ended December 31, 2002, total operating expenses (consisting of costs of operations, sales and marketing expenses, and general and administrative expenses) increased $16,916,147 or 95.1%, to $34,698,014 from $17,781,867 during 2001. Total operating expenses represented 80.5% and 84.4% of revenues for the year ended December 31, 2002 and 2001, respectively. Our Care Entrée™ membership program provides greater operating margins on revenues compared to our membership service programs sold principally due to the lower cost of operations, offset in part by increased sales and marketing expenses.

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

        OPERATING INCOME AND NET EARNINGS.    During the year ended December 31, 2002, operating income was $8,417,652, an increase of $5,143,355, or in excess of 100% from $3,274,297 during 2001. Net earnings were $5,478,363, or 12.7% of revenues, net of provision for income taxes of $2,874,852. In comparison, during 2001 net earnings were $2,601,078, or 12.4% of revenues net of provision for income taxes of $175,846. During the year ended December 31, 2002 and 2001, net earnings per common share, calculated on a fully diluted basis, was $0.46 and $0.29, respectively. Excluding the income tax benefit of $735,000, offset in part by the non-amortization of goodwill of $578,651, fully diluted earnings per share for the year ended December 31, 2001 was $0.25 per share.

PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

        We have historically used stock options to retain and compensate our officers, directors, employees and others. During 2003, 2002 and 2001, we granted stock options for the purchase of our common stock to our officers, directors, employees and others. In accordance with Accounting Principles Board Opinion ("APB") No. 25, the compensation cost of these stock options is not recognized in our financial statements. The outstanding stock options granted in 2003, 2002 and 2001 had an estimated fair value at the date of grant of the options of $728,892, $1,038,133 and $749,050, respectively, utilizing the methodology prescribed under Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensations. After giving effect to the estimated fair value of these options, our pro forma net earnings were $3,862,933 ($0.33 basic earnings per common share) and $5,130,148 ($0.43 basic earnings per common share) for the years ended December 31, 2003 and 2002, respectively. During 2001, after giving effect to the estimated fair value of these options, there would have been no increase or decrease in net earnings.

INCOME TAX PROVISION

        SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. At December 31, 2003, 2002 and 2001, we had deferred tax benefits of net consisting primarily of net operating loss carryforwards of $760,681, $827,900 and $895,100, respectively. The tax benefit was attributable to net operating loss carryforwards of approximately $2,174,000, as of December 31, 2003, which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of December 31, 2003 and 2002 was $623,409 and $742,300, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        OPERATING ACTIVITIES.    Net cash provided by operating activities for the years ended December 31, 2003 and 2002 was $7,818,885 and $3,989,546, respectively, an increase of $3,829,339. The increase in net cash from operating activities was positively impacted primarily due to an increase in depreciation expense of $1,121,794 (a non-cash activity), an improvement in accounts receivable collection of $1,668,744 and an additional income tax payment of $791,040 that was made during the three months ended June 30, 2002.

        Net cash provided by operating activities for the years ended December 31, 2002 and 2001, was $3,989,546 and $3,079,496, respectively, an increase of $910,050. This increase was attributable to the full year of combined operations of The Capella Group, Inc. during 2002, compared to the seven months of combined operations during 2001 and the continuing membership growth in our Care Entrée™ healthcare savings membership program, offset in part by increased working capital requirements necessary to support this growth.

        INVESTING ACTIVITIES.    Net cash used in investing activities for the years ended December 31, 2003 and 2002 consisted of $945,344 and $920,408, respectively, and was used to purchase fixed assets necessary to accommodate and support our operations. The majority of our fixed asset purchases for the years ended December 31, 2003 and 2002 were in respect of recently developed computer software and some hardware purchases.

        During the years ended December 31, 2003 and 2002, we entered into capital lease obligations net of settlements of $(504,152) and $2,760,638. The net settlements of capital lease obligations in 2003 of ($504,152), represented the excess of capital lease retirements over obligations. These leases were not included in our net cash used in investing activities because they are considered non-cash in nature. Our capital lease obligations are primarily related to the copiers and other machinery used to develop and produce member and independent marketing representatives directories, training videos as well as sales aids materials.

        Net cash used in investing activities for the years ended December 31, 2002 and 2001, were $920,408 and $1,702,612, respectively. During the year ended December 31, 2002, net cash of $920,408 was used to purchase fixed assets, primarily computer software and hardware purchases, necessary to support the growth in our operations. During the year ended December 31, 2001, net cash of $1,233,141 was used for the acquisition of The Capella Group, Inc., and $469,471 to purchase fixed assets.

        FINANCING ACTIVITIES.    Net cash used in financing activities for the years ended December 31, 2003 and 2002 were $1,397,424 and $1,212, 977, respectively. During the year ended December 31, 2003, net cash of $1,428,530 was used for repayments on capital leases. During the year ended December 31, 2002, net cash of $1,212,977 was used to redeem preferred stock of $1,000,000 and payments on capital leases of $809,091, offset in part by proceeds of $610,251 from exercise of stock options and warrants.

        Net cash used in financing activities for the years ended December 31, 2002 and 2001, was $1,212,977 and $2,162,615, respectively. During the year ended December 31, 2002, net cash of $1,212,977 was used to redeem preferred stock of $1,000,000 and payments on capital leases of $809,091, offset in part by proceeds of $610,251 from exercise of stock options and warrants. During the year ended December 31, 2001, net cash of $2,162,615 was used to redeem preferred stock of $1,000,000, payment of preferred stock dividends of $220,000, repayments of short-term debt of $1,000,000 and issuance of capital leases of $57,385.

        As described above, during the years ended December 31, 2003 and 2002, we entered into capital lease obligations net of settlements of ($504,152) and $2,760,638. These leases were not included in our net cash used in investing activities because they are considered non-cash in nature.

        At December 31, 2003 and 2002, we have working capital of $8,818,823 and $4,977,109, respectively. Other than our capital lease obligations of $1,662,432, we do not have any capital commitments. We do not anticipate that our capital expenditures for the year ending December 31, 2004 will exceed the amount incurred for the year ended December 31, 2003. We believe that our existing cash and cash equivalents, and cash provided by operations will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

        Because our capital requirements cannot be predicted with certainty, including any proposed business acquisitions for the year ending December 31, 2004, there is no assurance that we will not require any additional financing before the expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

CONTRACTUAL OBLIGATIONS

OPERATING LEASES

        We lease various office spaces and certain machinery and equipment. These leases are classified as operating leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitment under these leases continue through December 15, 2006.

CAPITAL LEASES

        We have several capital leases for office equipment. These leases are classified as capital leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases ends in early 2006.

Description	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$1,623,300	$936,290	$687,010	—	—
Capital Leases	$1,662,432	$1,387,010	$275,422	—	—
Total	$3,285,732	$2,323,300	$962,432	—	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have any investments in market risk sensitive investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

        The following table presents our unaudited quarterly results of operations data for each of the eight quarters in 2003 and 2002. The quarterly information is unaudited but, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period.

        Our consolidated financial statements begin on page F1.

	QUARTER ENDED (UNAUDITED)
	March 31	June 30	September 30	December 31
2003
Product and service revenues(1)	$10,762,309	$10,963,994	$10,268,629	$10,092,739
Total operating expenses(1)	$8,975,850	$8,971,402	$8,735,312	$8,754,747
Operating income	$1,786,459	$1,992,592	$1,533,317	$1,337,992
Earnings before income taxes	$1,757,479	$1,947,665	$1,493,709	$1,301,538

Provision for income taxes(2)	$570,719	$681,285	$522,739	$636,321
Net earnings applicable to common stockholders	$1,186,760	$1,266,380	$970,970	$665,217

Earnings per share
Basic	$0.10	$0.11	$0.08	$0.06

Diluted	$0.10	$0.11	$0.08	$0.05

2002
Product and service revenues(1)	$9,572,799	$10,708,920	$11,445,761	$11,388,186
Total operating expenses(1)	$7,695,227	$8,413,184	$9,024,196	$9,565,404
Operating income	$1,877,572	$2,295,736	$2,421,565	$1,822,782
Earnings before income taxes	$1,876,619	$2,279,260	$2,394,223	$1,803,115

Provision for income taxes	$656,817	$839,669	$852,080	$526,286
Net earnings applicable to common stockholders	$1,205,665	$1,439,591	$1,542,143	$1,276,829

Earnings per share
Basic	$0.10	$0.12	$0.13	$0.11

Diluted	$0.10	$0.12	$0.13	$0.11

(1)
Certain reclassifications have been made to prior quarterly financial information to conform to the current presentation of the quarterly financial information.

(2)
Included in the income tax provision for the fourth quarter of 2003, is an additional amount for state income taxes of approximately $184,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        There have been no disagreements concerning matters of accounting principle or financial statement disclosure between us and our independent accountants of the type requiring disclosure hereunder.

ITEM 9A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

        Our management, including our Chief Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of design and operation of our disclosure controls and procedures and the internal controls over financial reporting as of December 31, 2003, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective during and as of the last day of the year ended December 31, 2003 and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the fourth quarter of 2003 that would materially affected or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation. Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Name	Age	Position
Judith H. Henkels(1)(5)	49	Chief Executive Officer, President and Director
Dino Eliopoulos(1)	41	Chief Financial Officer and Director
Bobby Rhodes(4)	37	Executive Vice President for Provider Relations
Terry Brewster	58	Executive Vice President for Sales and Marketing
Kenneth S. George(1)(4)	55	Director
Kent H. Webb, M.D.(2)(4)	46	Director
Eugene E. Becker(1)(2)(3)(5)	54	Director
J. French Hill(2)(3)	47	Director
Nicholas J. Zaffiris(4)	40	Director

(1)
Member of the Compensation Committee.

(2)
Member of the Audit Committee.

(3)
Member of the Corporate Governance Committee.

(4)
Member of the Medical Committee.

(5)
Member of the Nominating Committee

        The following is a brief description of the business background of our executive officers and directors:

        Judith H. Henkels serves as our Chief Executive Officer and President and Chairman of the Board of Directors. Ms. Henkels is the founder of Capella Group and has over 26 years of business experience, with a concentration in accounting, finance and healthcare. She has over 16 years of experience in the healthcare industry. Prior to founding Capella Group she was the Executive Vice President and CFO for Linnaeus, Inc. during the period 1994 through 1997. Linnaeus is a managed care systems company and owned a Third Party Administrator (TPA). While at Linnaeus, Ms. Henkels was instrumental in selling the TPA and finding new venture capital to support the ongoing operations of the systems company. From 1991 through 1994, Ms. Henkels was CFO and Executive Vice President for Premier BioResources, Inc., a company that owned and operated plasma centers throughout the U.S. From 1985 through 1991 Ms. Henkels worked for The BOC Group (a British Conglomerate) in their healthcare segment. She held various controllership roles in the anesthesia, critical care and home health care divisions and was the first woman to hold the role of Vice President in BOC throughout the world. Prior to BOC, Ms. Henkels also held financial positions in the Worthington Division of Dresser Industries (formerly McGraw Edison) and the accounting firm Ernst & Whinney, now Ernst & Young. Ms. Henkels is a Certified Public Accountant, and holds an MBA degree from Rutgers University where she graduated first in her class, and a B.A. degree from Iowa State University.

        Dino Eliopoulos serves as our Chief Financial Officer and Director and has been with us since January 2003. Until December 2002, Mr. Eliopoulos was the Vice President, Chief Accountant and Corporate Controller of Dynacare, Inc., a publicly-held company and a leading provider of clinical laboratory testing in the United States and Canada. Between September 1989 to October 1998, Eliopoulos was a Principal in the business assurance group of PricewaterhouseCoopers, based in Toronto. He is a Chartered Accountant (Canada), and has a bachelor's degree in business administration, finance and accounting from Ryerson Polytechnical University (Canada). Mr. Eliopoulos is also a Certified Public Accountant (Illinois).

        Bobby R. Rhodes serves as our Executive Vice President of Provider Relations. Mr. Rhodes joined us in 1998. He has experience in the medical provider side of the healthcare business, having worked as business office manager for Cardiovascular Provider Resources, an MSO group of 58 cardiologists, from 1997 through 1998, claims manager/operations manager for Baylor-Health Texas, a physician organization with 135 family practice doctors, from 1996 through 1997, and as claims manager for Heritage Southwest Medical Group and Metropolitan Life from 1989 to 1996. Mr. Rhodes, an ex-pro football player, attended the University of Texas at Austin from 1985 through 1989.

        Terry Brewster serves as our Executive Vice President of Marketing and Sales. He has been with us since January 2004. From 2001 to 2003, Mr. Brewster was Senior Vice President over the southwest region for Aetna. Prior to Aetna, Mr. Brewster was Chief Marketing Officer for Qualchoice Health Plan, an HMO affiliated with the Lake Forest University Baptist Medical Center. Mr. Brewster holds a B.A. from California State University at Long Beach and an MBA in marketing from Pepperdine University.

        Kent H. Webb, M.D., a founder of Precis, has served as one of our Directors since June 1996 (and Medical Director since August 2001). He served as Chairman of our Board of Directors until December 2000 and was a member or general partner of our predecessors Advantage Data Systems, Ltd. and Medicard Plus—ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company. Dr. Webb graduated from the University of Oklahoma College of Medicine and completed his residency in General and Vascular Surgery at the University of Oklahoma Health Services Center.

        Eugene E. Becker became one of our directors in August 2002. He is President of Eugene Becker & Associates, Inc., a privately-held marketing and consulting company. Mr. Becker served as the Chief Executive Officer of Aon Financial Partnerships during May to September 2000. During 1983 to 1999, Mr. Becker served as Chief Marketing Officer of American Bankers Insurance Group (during 1991 to 1999), Chief Executive Officer, and President and Chairman of the Board of American Bankers Insurance Company, American Bankers Life Assurance Company, Voyager Insurance Group, American Reliable Insurance Company and Banker American Life Assurance Company (during 1988 to 1999). Mr. Becker currently serves as a member of the board of directors for two companies: Signal Holdings Inc. and Pacific Specialty Insurance Company. Mr. Becker received a B.A. from Biscayne College (St. Thomas University, and a M.B.A. from the University of Miami.

        J. French Hill joined the board of directors in January 2003. In 1999, Mr. Hill founded Delta Trust & Banking Corp., a privately held banking, trust and investment brokerage company headquartered in Little Rock, AR, following a six year career with Arkansas' largest publicly traded holding company, First Commercial Corp. First Commercial was sold in 1998 to Regions Financial Corp. (RF). As an executive officer of First Commercial, Mr. Hill was chairman of the bank holding company's trust division and its investment brokerage dealer subsidiary from 1995 until 1998. He also oversaw a number of other staff functions in the company from 1993-1998 including human resources, executive compensation, bank compliance, credit review and strategic planning. During the last five years he has served as a member of the board of directors of these companies: Delta Trust & Banking Corp. and its affiliates (1999-present); Research Solutions LLC, a privately held company in the clinical trials business (1999-present), a privately held company in the aircraft lighting systems business; and Syair Designs LLC (2000-2003). From May 1989-January 1993, Mr. Hill was a senior economic policy official in the Bush Administration on the staff of the White House and as deputy assistant secretary of the U.S. Treasury. Mr. Hill graduated magna cum laude in economics from Vanderbilt University.

        Nicholas J. Zaffiris became one of our directors in August 2002. He is currently the Vice President of Sales and Account Management, West, at Private Healthcare Systems (PHCS), a privately-held preferred provider organization, and is responsible for new sales and existing customer retention and grants for the Western region of the country. Mr. Zaffiris joined PHCS in early 1998, and has more than 10 years of healthcare experience, including client management, sales, marketing and customer service. Before joining PHCS, he worked for the National Account Service Company, Blue Cross Blue Shield of Florida, and served as a Lieutenant in the United States Navy. Mr. Zaffiris received a B.S. in Political Science from the United States Naval Academy.

        Kenneth S. George became one of our directors in June 2003. Mr. George recently finished two terms as a State Representative in the Texas House of Representatives. From 1996 until 2001, he was General Partner of Riverside Acquisitions L.L.C. and was active in commercial real estate, financial and land transactions. From 1994 through 1995, Mr. George was Chairman and Chief Executive Officer of Ameristat, Inc., the largest private ambulance provider in the state of Texas. From 1988 until 1994, he was Chairman and Chief Executive Officer of EPIC Healthcare Group, an owner of 36 suburban/rural acute care hospitals with 15,000 employees and $1.4 billion in revenues. Mr. George currently serves on the Board of Directors of Sonny Bryan's Smokehouse, Inc., a chain of barbecue restaurants. Mr. George has an M.B.A. from the University of Texas at Austin and a B.A. from Washington and Lee University.

BOARD COMMITTEES

        Our Board of Directors has an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee. The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. The members of the Audit Committee are all "independent directors" as defined in Rule 4200 of the Nasdaq Stock Market, Inc. marketplace rules (the "Nasdaq rules"), and one member serves as the Audit Committee's financial expert.

        The Compensation Committee reviews our compensation philosophy and programs, and exercises authority with respect to payment of direct salaries and incentive compensation to our officers. A discussion of the Compensation Committee interlocks and insider participation is provided below under the section heading "Compensation Committee Interlocks and Insider Participation".

        Our Board intends to adopt a written charter for the Corporate Governance Committee and the Nominating Committee. The Corporate Governance Committee oversees our corporate governance policies and principles. The Nominating Committee will be responsible for the nomination of candidates for election to our Board, including identification of the Board's nominees. The charter of the Nominating Committee will comply with the requirements of the Nasdaq marketplace rules.

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

        Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2003, Kent H. Webb failed to timely report two sale transactions and David P. May, formerly one of our executive officers and directors, failed to report a purchase transaction. Otherwise, we believe that each person who, at any time during 2003, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2003.

CODE OF ETHICS

        On January 29, 2003, our board of directors adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the portion of this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions may be obtained by written request addressed to Eliseo Ruiz, III, Corporate Secretary, Precis, Inc., 2040 North Highway 360, Grand Prairie, Texas 75050.

        Our code of ethics may be found on our website at www.precis-pcis.com. We will describe the nature of amendments to the code of ethics on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the code of ethics that we may grant. Information about amendments and waivers to our code of ethics will be available on our website for at least twelve months, and thereafter, the information will be available upon request for five years.

        The adoption of our code of ethics is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation during 2003, 2002 and 2001, paid or accrued, of our Chief Executive Officer, and four other most highly compensated executive officers, including the executive officers of our subsidiaries.

Long-Term Compensation Awards
Shares of Common Stock Underlying Options Granted
Annual Compensation(1)
Name Principal Position
	Year	Salary(2)		Bonus(3)		Other(4)
Judith H. Henkels Chairman, Chief Executive Officer and President(5)	2003 2002 2001	$ $ $	174,065 160,000 150,000	$ $ $	5,000 50,000 80,000	$10,497 — —	10,000 — 10,000
Dino Eliopoulos Chief Financial Officer	2003 2002 2001		$141,029 — —		$5,000 — —	$3,000 —	110,00 — —
David P. May(6) Vice President and General Counsel and President of Foresight	2003 2002 2001	$ $	116,442 91,042 —	$ $	5,000 50,000 —	— — —	— 125,000 —
Bobby R. Rhodes Vice President of Provider Relations	2003 2002 2001	$ $ $	112,156 95,000 85,000	$ $ $	37,790 50,000 80,000	$2,000 — —	10,000 — 10,000
David Higgs(6) Vice President of Sales and Marketing	2003 2002 2001	$ $	101,214 58,419 —	$ $	5,000 16,700 —	— — —	25,000 25,000 —

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

(4)
Includes amounts paid to or on behalf or the named executive as a car allowance.

(5)
In February 2002, Ms. Henkels was appointed to serve as our Chief Executive Officer and President. Ms. Henkels has served as our President since June 8, 2001.

(6)
The duties of Messrs. May and Higgs as officers of the Company or officers of its subsidiaries ended on January 5, 2004.

OPTION GRANTS LAST YEAR

        The following table sets forth certain information relating to options granted in 2003 to named executive officers to purchase shares of our common stock.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	No. of Securities Underlying Options/SARs Granted(#)
		% of Total Options Granted to Employees In Fiscal Year(1)
Name			Exercise or Base Price ($/Sh)	Expiration Date
					5%($)	10%($)
Judith Henkels	10,000	2.6%	$5.78	7/30/08	$73,769	$93,087
Dino Eliopoulos	100,000	26.5%	$3.97	1/27/08	$506,684	$639,372
Dino Eliopoulos	10,000	2.6%	$5.25	7/30/08	$67,005	$84,552
David May	—	—	—	—	—	—
Bobby Rhodes	10,000	2.6%	$5.25	7/30/08	$67,005	$84,552
David Higgs	25,000	6.6%	$3.97	1/27/08	$126,671	$159,843
Terry Brewster	—	—	—	—	—	—

(1)
Options for the issuance of a total of 377,000 shares of common stock were issued to employees in 2003.

OPTION EXERCISES IN LAST FISCAL YEAR

        No executive officer exercised options in 2003.

        AGGREGATE STOCK OPTION EXERCISE AND YEAR-END OPTION VALUES.    The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 2003. During 2003, no options to purchase our common stock were exercised by the named executive officers.

			Value of Unexercised In-The-Money Options As Of December 31, 2003(1)
	Number of Unexercised Options As Of December 31, 2003
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Judith H. Henkels	10,000	10,000	—	—
Dino Eliopoulos	—	110,000	—	—
Bobby Rhodes	10,000	10,000	$3,300	—
David May	31,250	93,750	—	—
David Higgs	6,250	43,750	—	—
Terry Brewster	—	—	—	—

(1)
The closing sale price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2003 was $3.88. The per-share value is calculated based on the applicable closing sale price per share, minus the exercise price, multiplied by the number of shares of common stock underlying the options.

EQUITY COMPENSATION PLANS

        1999 STOCK OPTION PLAN.    For the benefit of our employees, directors and consultants, we have adopted the Precis Smart Card Systems, Inc. 1999 Stock Option Plan (the "stock option plan" or the "plan"). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 1,400,000.

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

        2002 NON-EMPLOYEE STOCK OPTION PLAN.    Effective May 31, 2002 our board of directors approved the Precis, Inc. 2002 Non-Employee Stock Option Plan (the "2002 Stock Option Plan") which was approved by our shareholders on July 29, 2002. Our employees who also serve as our directors are not eligible to receive stock option under this plan. The purpose of the 2002 Stock Option Plan is to strengthen our ability to attract and retain the services of individuals that serve as our non-employee directors, consultants and other advisors that are essential to our long-term growth and financial success and thereby to enhance shareholder value through the grant of stock options. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the 2002 Stock Option Plan is 500,000.

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

        2002 IMR STOCK OPTION PLAN.    Effective March 15, 2002 our board of directors approved the Precis, Inc. 2002 IMR Stock Option Plan (the "IMR Plan") which was approved by our shareholders on July 29, 2002. The purpose of the IMR Plan is to strengthen our ability to attract and retain independent marketing representatives, to furnish additional incentive to our independent marketing representatives who are significantly responsible for our success, and thereby to enhance shareholder value. The IMR Plan provides for the grant of stock options to our independent marketing representatives. Our employees and directors are not eligible to participate in the IMR Plan. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the IMR Plan is 500,000.

        Our board of directors administers and interprets the IMR Plan and has the authority to grant options to all eligible independent marketing representatives, and determine the basis upon which the options are to be granted and the terms, restrictions and conditions of the options at the time of grant. Options granted under the IMR Plan are exercisable in such amounts, at such intervals and upon such terms as the option grant provides. The purchase price of the common stock under the option is determined by our board of directors; however, the purchase price may not be less than the lowest closing sale price of the common stock on the date of grant of the option or during a period of up to three months following grant of the option. Upon the exercise of an option, the stock purchase price must be paid in full.

        Options granted under the IMR Plan may not under any circumstance be exercised after five years from the date of grant. Subject to the foregoing, options are exercisable only by independent marketing representatives who are in "good standing" at the time of exercise. To be in good standing, an independent marketing representative must

  •
  be in active status at the time of grant and exercise of the option,

  •
  maintain his or her membership in Care Entrée™ program and

  •
  comply with our the policies and procedures and the terms and conditions of the independent marketing representative's agreement with us.

        Options are not transferable except by will or by the laws of descent and distribution.

        On January 29, 2003, our Board voted to discontinue, effective June 1, 2003, any futures stock option grants under the 2002 IMR Stock Option Plan.

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

        We enter into indemnity and contribution agreements with each of our directors and executive officers. Under these indemnification agreements we have agreed to pay on behalf of the indemnitee, and his or her executors, administrators and heirs, any amount that he or she is or becomes legally obligated to pay because the

  •
  indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request or

  •
  indemnitee was involved in any threatened, pending or completed action, suit or proceeding by us or in our right to procure a judgment in our favor by reason that the indemnitee served as one of our directors or officers, or served as a director, officer, employee or agent of a corporation, partnership, joint venture, trust or other enterprise at our request.

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

        We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities for events occurring after June 7, 2001. This insurance protection covers claims and any related defense costs of up to $5,000,000 with an additional excess of loss of $10,000,000 based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer.

EMPLOYMENT ARRANGEMENTS AND LACK OF KEYMAN INSURANCE

        As of December 31, 2003, we had entered into employment agreements with each of Judith H. Henkels, Dino Eliopoulos and Bobby Rhodes. Each agreement is for a three-year term beginning on August 1, 2003; however, the term is automatically extended for additional one-year terms, unless the employee or we give 30 days' advance notice of termination. These agreements provide, among other things,

  •
  an annual base salary of $180,000 in 2003 for Ms. Henkels, $140,000 in 2003 for Mr. Eliopoulos, and $112,000 in 2003 for Mr. Rhodes;

  •
  entitlement to fringe benefits including medical and insurance benefits and participation in our 401(k) plan and MSA plan and any other benefit plan we establish; and

  •
  limited salary continuation during any period of temporary or permanent disability, illness or incapacity to substantially perform the services required under the agreement or in the event of employee's death.

        These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out her or his responsibilities and duties. The employee may not hold executive positions with other entities or own interests in, manage or otherwise operate other businesses.

        Under all of these agreements, "good cause" includes commitment of a felony (excepting any felony traffic offense) or any crime directly related to the employment which causes a substantial detriment to us, actions contrary to our best interest, willful failure to take actions permitted by law and necessary to implement our written policies, continued failure or refusal to attend to duties, or willful misconduct materially injurious to the Company or its subsidiaries.

        In entering the employment agreements referenced above, Ms. Henkels and Mr. Rhodes agreed to terminate their prior employment agreements with the Company. In so doing, Ms. Henkels and Mr. Rhodes waived certain rights they may have had, under the prior agreements, to a portion of the Company's earnings before interest and taxes.

        As of the date of this report, we do not maintain any keyman insurance on the life or disability of our executive officers. We will consider on a periodic basis whether we will be required to maintain keyman insurance.

COMPENSATION OF DIRECTORS

        We compensate our directors as follows:

  •
  Each non-employee member of the board receives a quarterly payment of $4,000.

  •
  In addition, each non-employee member of the board received $500 per quarter for each committee on which he or she serves and an additional $500 per quarter for each committee for which he or she serves as chairperson.

  •
  We reimburse or directors for travel and out of pocket expenses in connection with their attendance at meetings of the board.

  •
  We may occasionally grant stock options to our board members.

        The quarterly payments referenced above began in the third quarter of 2003. In October 2003, such third quarter payments were actually made, as follows: Mr. Gene Becker and Mr. Kent Webb each received $5,500. Mr. Kenn George and Mr. French Hill each received $5,000. Mr. Nick Zaffiris received $4,500. The quarterly payments for the fourth quarter of 2003, in the same amounts, was made in January 2004.

        In 2003, the following board members received grants of stock options to purchase shares of our common stock. Except as indicated, all the stock options were exercisable on the date granted.

  •
  On August 25, 2003, Judith H. Henkels was granted stock options exercisable for the purchase of 10,000 shares at $5.78 per share. These options became exercisable on February 24, 2004.

  •
  On January 29, 2003, J. French Hill was granted stock options exercisable for the purchase of 25,000 shares at $3.97 per share and on August 25, 2003 was granted stock options exercisable for the purchase of 10,000 shares at $5.25 per share.

  •
  On January 29, 2003, Dino Eliopoulos was granted stock options exercisable for the purchase of 100,000 shares at $3.96 per share in connection with his employment by the Company and on August 25, 2003 was granted stock options exercisable for the purchase of 10,000 shares at $5.25 per share in connection with his duties as a member of the Board. Of such options, 35,000 are exercisable as of March 15, 2004. The remaining 75,000 become exercisable in increments of 25,000 on January 29, 2005, January 29, 2006, and January 29, 2007.

  •
  On August 25, 2003, Kenneth S. George was granted stock options exercisable for the purchase of 25,000 shares at $5.25 per share.

  •
  On August 25, 2003, each of Eugene E. Becker and Nicholas J. Zaffiris was granted stock options exercisable for the purchase of 10,000 shares at $5.25 per share..

  •
  On August 25, 2003, Kent Webb was granted stock options exercisable for the purchase of 22,000 shares at $5.25 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Judith Henkels and Dino Eliopoulos serve as our President and CEO and our Chief Financial Officer, respectively. Each also serves on the Board of Directors and on the Compensation Committee of the Board of Directors. Except for Ms. Henkels and Mr. Eliopoulos, none of our officers or employees participate in deliberations of the Compensation Committee. Neither Ms. Henkels nor Mr. Eliopoulos participate in deliberations or on votes regarding their own compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents, as of March 15, 2004, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options and warrants, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	As of March 15, 2004
Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)(2)
Judith H. Henkels and Leland S. Chaffin, Jr.(3)	3,417,052	28.8%
Kent H. Webb, M.D.(4)	178,019	1.5%
Kenneth S. George(5)	35,000	*
Eugene E. Becker(6)	35,000	*
Nicklas J. Zaffiris(6)	35,000	*
J. French Hill(6)	37,000	*
Dino Eliopoulos(7)	25,000	*
Bobby Rhodes(8)	244,000	2.1%
Terry Brewster(9)	—	—

Executive Officers and Directors as a Group (nine persons)(10)	$4,006,071	32.4%

*
Less than 1%.

(1)
Shares not outstanding but deemed beneficially owned by virtue of the right of the named person to acquire the shares within 60 days of March 15, 2004 are treated as outstanding for determining the amount and percentage of common stock owned by the person. Based upon our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Except as noted, all options are exercisable as of March 15, 2004.

(2)
The percentage shown was rounded to the nearest one-tenth of one percent, based upon 11,847,280 shares of common stock being outstanding.

(3)
Judith H. Henkels and Leland S. Chaffin, Jr. are married and reside in Texas, a community property state. Ms. Henkels is our Chief Executive Officer and President and Chairman of the Board of Directors. Ms. Henkels and Mr. Chaffin are deemed to beneficially own the same number of beneficially owned shares. The beneficially owned shares and percentage of outstanding shares include (i) 3,026,043 shares of common stock owned by Ms. Henkels, (ii) 371,009 shares of common stock owned by Mr. Chaffin, (iii) 20,000 shares issuable upon exercise of stock options held by Ms. Henkels.

(4)
Dr. Webb is one of our directors. The beneficially owned shares and the percentage of outstanding shares include 91,000 shares of common stock issuable upon exercise of stock options.

(5)
Mr. George is one of our Directors. The beneficially owned shares and the percentage of outstanding shares include 25,000 shares of common stock issuable upon exercise of stock options.

(6)
The named person is one of our directors. The beneficially owned shares and percentage of outstanding shares include 35,000 shares issuable upon exercise of stock options held by the named person.

(7)
Mr. Eliopoulos is our Chief Financial Officer and is one of our Directors. The beneficially owned shares and percentage of outstanding shares include 25,000 shares of common stock issuable upon exercise of stock options.

(8)
Mr. Rhodes is our Executive Vice President for Provider Relations. The beneficially owned shares and percentage of outstanding shares include 244,000 shares of our common stock.

(9)
Mr. Brewster is our Executive Vice President for Sales and Marketing. He joined us on January 5, 2004.

(10)
The beneficially owned shares and the percentage of outstanding shares include the shares beneficially owned by each of our executive officers and directors as described in footnotes (3) through (9).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2003 and 2002. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

        FORESIGHT, INC. MERGER-ACQUISITION.    On December 7, 2000, we completed the merger-acquisition of Foresight, Inc.. In completion of this merger-acquisition, we issued 500,000 shares of our common stock and 166,667 shares of our Series A convertible preferred stock to Paul A. Kruger and Mark R. Kidd in exchange for the outstanding capital stock of Foresight, Inc. Mr. Kruger is our former C.E.O. and Mr. Kidd is our former C.F.O. Further, at closing of the merger-acquisition of Capella Group, we issued and delivered 1,250,000 shares of our common stock to Messrs. Kruger and Kidd and agreed to issue one share of our common stock for each $1.00 that our consolidated income before tax expense (as adjusted) for 2001 exceeds $1,750,000, assuming the merger-acquisition of Capella Group was completed on January 1, 2001. Messrs. Kruger and Kidd were issued 2,065,202 shares of our common stock on February 7, 2002. In addition, we granted Barron Chase Securities, Inc. stock options exercisable for the purchase on or before June 30, 2003 of 200,000 shares of our common stock for $9.37 per share. These options were granted for the investment banking financial services and consulting advice provided by Barron Chase Securities in valuing and structuring the merger. These offerings were made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. There were no sales commissions or other fees paid in connection with the merger-acquisition, other than granting of the stock options.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees for professional services rendered to us for the years ended December 31, 2003 and 2002 were as follows:

        Audit Fees.    During the years ended December 31, 2003 and 2002, we incurred or expect to incur $107,500 and $68,000 to BDO Seidman, LLP and Murrell, Hall, Mcintosh & Company, PLLP, respectively, for audit services.

        Tax Fees.    During the years ended December 31, 2003, and 2002 we incurred or expect to incur $36,950 and $27,675 to BDO Seidman, LLP and Murrell, Hall Mcintosh & Company, PLLP, respectively, for tax services. During the years ended December 31, 2003 and 2002, tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns. During the year ended December 31, 2002, tax services included tax consulting services related to the common stock issued to our independent marketing representatives during 2002.

        In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this Form 10-K

  (1)
  Index and Consolidated Financial Statements

  (2)
  Financial Statement Schedules required to be filed by Item 8 of this form

        The following financial statement schedule for the years ended December 31, 2003, 2002, and 2001 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II—
Valuation and Qualifying Accounts
Precis, Inc. and Subsidiaries
31-Dec-03

Col. A	Col. B	Col. C	Col. D		Col. E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions- Describe		Balance at End of Period
Year Ended December 31, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts	—	211,635	6,849	(1)	204,786

Total	$—	$211,635	$6,849		$204,786

Year Ended December 31, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts	—	—	—		—

Total	$—	$—	$—		$—

Year Ended December 31, 2001:
Deducted from assets accounts:
Allowance for doubtful accounts	—	—	—		—

Total	$—	$—	$—		$—

(1)
Uncollectible accounts written off

All other schedules are omitted because they are not applicable

  (b)
  Reports on Form 8-K

      None

  (c)
  Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Registrant's Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant's Form 8-K/A filed with the Commission on July 31, 2001.
3.2	Registrant's Bylaws, incorporated by reference to Exhibit 3.2 of Registrant's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003.
4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.
4.2	Form of Underwriter's Warrant and Warrant Certificate, incorporated by reference to Exhibit 4.2 of Registrant's Form SB-2 Registration Statement (No. 333-86643).
10.1	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.
10.2	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
10.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
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
10.4
Form of Indemnity and Contribution Agreement between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.10 of Registrant's Quarterly Report on Form 10-Q filed with the Commission on November 13, 2003.

10.5
The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited Partnership (Appendices and Exhibits will be provided Registrant upon request), incorporated by reference to the Schedule 14A filed with the Commission on June 6, 2002.
10.6
Employment Agreements dated August 1, 2003 between registrant and Judith Henkels, Dino Eliopoulos, and Bobby Rhodes, incorporated by reference to Exhibits 10.2, 10.3, and 10.4 at registrant's Form 10-Q filed with the Commission on November 13, 2003.
23.1	Consent of Independent Accountants—Murrell, Hall, McIntosh & Company, PLLP.
23.2	Consent of Independent Accountants—BDO Seidman.
31.1	Rule 13a-14(a) Certification of Judith H. Henkels as Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Dino Eliopoulos as Chief Financial Officer.
32.1	Section 1350 Certification of Judith H. Henkels as Chief Executive Officer.
32.2	Section 1350 Certification of Dino Eliopoulos as Chief Financial Officer.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC. (Registrant)
Date: March 30, 2004	By:	/s/ JUDITH H. HENKELS Judith H. Henkels Chief Executive Officer
Date: March 30, 2004	By:	/s/ DINO ELIOPOULOS Dino Eliopoulos Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JUDITH H. HENKELS Judith H. Henkels	Chief Executive Officer and President	March 30, 2004
/s/ EUGENE E. BECKER Eugene E. Becker	Director	March 30, 2004
/s/ J. FRENCH HILL J. French Hill	Director	March 30, 2004
/s/ DINO ELIOPOULOS Dino Eliopoulos	Director	March 30, 2004
/s/ KENT H. WEBB Kent H. Webb	Director	March 30, 2004
/s/ NICHOLAS J. ZAFFIRIS Nicholas J. Zaffiris	Director	March 30, 2004
/s/ KENNETH S. GEORGE Kenneth S. George	Director	March 30, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
of Precis, Inc.

        We have audited the accompanying consolidated balance sheet of Precis, Inc. (an Oklahoma Corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2003. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations, and cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Dallas, Texas
January 30, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders
of Precis, Inc.

        We have audited the accompanying consolidated balance sheet of Precis, Inc. (an Oklahoma Corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations, and cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
January 31, 2003

PRECIS, INC.
CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets:
Cash-in-trust	$2,768,447	$108,152
Cash and cash equivalents	11,087,920	5,611,803
Accounts receivable, net	620,026	1,602,368
Income taxes receivable	120,642	1,095,887
Notes receivable	467,904	200,835
Inventory	175,735	236,549
Prepaid expenses	377,015	325,701
Other current assets	—	25,000

Total current assets	15,617,689	9,206,295
Fixed assets, net	3,324,410	3,913,382
Goodwill	21,077,284	21,077,284
Deferred tax asset	760,681	827,900
Other assets	33,600	30,825

Total assets	$40,813,664	$35,055,686

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$387,824	$136,898
Accrued liabilities	1,848,407	1,872,245
Income taxes payable	236,022	69,437
Members' liabilities	2,768,447	108,152
Deferred fees	171,156	738,314
Current portion of capital leases	1,387,010	1,304,140

Total current liabilities	6,798,866	4,229,186
Capital lease obligations, net of current portion	275,422	1,259,228
Deferred income taxes	137,272	85,600

Total liabilities	7,211,560	5,574,014

Stockholders' equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (0 shares issued and outstanding as of December 31, 2002)	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 11,872,147 issued and outstanding (11,851,547 issued as of December 31, 2002)	118,722	118,516
Additional paid-in capital	25,820,895	25,789,995
Accumulated earnings	7,662,487	3,573,161

Total stockholders' equity	33,602,104	29,481,672

Total liabilities and stockholders' equity	$40,813,664	$35,055,686

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

	2003	2002	2001
Product and service revenues	$42,087,671	$43,115,666	$21,056,164

Operating expenses:
Cost of operations	13,125,851	11,543,406	7,399,283
Sales and marketing	15,572,188	17,059,248	7,164,323
General and administrative	6,739,271	6,095,360	3,218,261

Total operating expenses	35,437,310	34,698,014	17,781,867

Operating income	6,650,361	8,417,652	3,274,297

Other expense:
Interest expense (income)	149,969	64,437	(81,278)
Amortization of goodwill	—	—	578,651

Total other expense	149,969	64,437	497,373

Net earnings before taxes	6,500,392	8,353,215	2,776,924
Provision for income taxes	2,411,066	2,874,852	175,846

Net earnings	4,089,326	5,478,363	2,601,078
Preferred stock dividends	—	14,137	236,000

Net earnings applicable to common stockholders	$4,089,326	$5,464,226	$2,365,078

Earnings per share:
Basic	$0.35	$0.46	$0.30

Diluted	$0.34	$0.46	$0.29

Weighted average number of common shares outstanding:
Basic	11,848,789	11,790,650	8,000,042

Diluted	11,924,214	11,996,222	8,051,607

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	PREFERRED STOCK		COMMON STOCK
					ADDITIONAL PAID-IN CAPITAL	ACCUMULATED EARNINGS (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 2000	166,667	$2,000,000	2,850,000	$28,500	$9,103,274	$(4,256,143)
Issuance of stock in business combinations	—	—	8,827,287	88,273	16,065,663	—
Stock options exercised	—	—	19,000	190	12,360	—
Redemption of preferred stock	(83,334)	(1,000,000)
Preferred stock dividends			—	—	—	(236,000)
Net earnings	—	—	—	—	—	2,601,078

Balance, December 31, 2001	83,333	1,000,000	11,696,287	116,963	$25,181,297	$(1,891,065)
Stock options and warrants exercised	—	—	155,260	1553	608,698	—
Redemption of preferred stock	(83,333)	(1,000,000)	—	—	—	—
Preferred stock dividends	—	—	—	—	—	(14,137)
Net earnings	—	—	—	—	—	5,478,363

Balance, December 31, 2002	—	—	11,851,547	$118,516	$25,789,995	$3,573,161
Stock option and warrants exercised	—	—	20,600	206	30,900	—
Net earnings	—	—	—	—	—	4,089,326

Balance, December 31, 2003	—	$—	11,872,147	$118,722	$25,820,895	$7,662,487

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
Operating activities:
Net earnings	$4,089,326	$5,478,363	$2,601,078
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	2,061,910	940,116	235,163
Change in allowance for doubtful accounts	(204,786)	—	—
Amortization of goodwill	—	—	578,651
Deferred income taxes	118,891	(7,000)	(735,300)
Changes in assets and liabilities:
Accounts receivable, net	1,187,128	(686,402)	(198,296)
Income taxes receivable	975,245	(15,645)	(98,006)
Notes receivable	(267,069)	(200,835)	—
Inventory	60,814	(62,515)	(107,703)
Prepaid expenses	(51,314)	(179,474)	(95,233)
Other current assets	25,000	(25,000)	—
Other assets	(2,775)	115,419	21,191
Accounts payable	250,926	(194,432)	(15,634)
Accrued liabilities	(23,838)	(203,074)	80,803
Deferred fees	(567,158)	(83,762)	—
Income taxes payable	166,585	(886,213)	812,782

Net cash provided by operating activities	7,818,885	3,989,546	3,079,496

Investing activities:
Cash acquired in business combination, net of acquisition costs	—	—	(1,233,141)
Purchase of fixed assets	(945,344)	(920,408)	(469,471)

Net cash used in investing activities	(945,344)	(920,408)	(1,702,612)

Financing activities:
Issuance (payments) of capital leases	(1,428,530)	(809,091)	57,385
Redemption of preferred stock	—	(1,000,000)	(1,000,000)
Repayments on short-term debt	—	—	(1,000,000)
Payment of preferred stock dividends	—	(14,137)	(220,000)
Exercise of stock options and warrants	31,106	610,251	—

Net cash used in financing activities	(1,397,424)	(1,212,977)	(2,162,615)

Net increase (decrease) in cash and cash equivalents	5,476,117	1,856,161	(785,731)
Cash and cash equivalents at beginning of year	5,611,803	3,755,642	4,541,373

Cash and cash equivalents at end of year	$11,087,920	$5,611,803	$3,755,642

Supplemental disclosure:
Income taxes paid	$2,277,005	$2,852,252	$175,846

Interest paid	$149,969	$63,416	$61,518

Non-cash investing and financing activities:

Business combination purchase price adjustment due to income tax benefit on stock issuance	—	$982,236	$—

Acquisition of fixed assets through issuance of capital leases, net of retirements	$(504,152)	$2,760,638	$236,159

Issuance of stock in business combination	$—	$—	$16,153,936

Issuance of note payable in business combination	$—	$—	$1,000,000

Cash-in-trust collected	$2,768,447	$108,152	$—

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business

        Precis, Inc. (the "Company") is a provider of innovative healthcare and other membership service programs. The Company offers savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée™. The Company also addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers.

Note 2—Summary of Significant Accounting Policies

        BASIS OF PRESENTATION—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company's wholly-owned subsidiaries, The Capella Group, Inc., Foresight, Inc. and Care Financial, LLC (formerly Smart Care Insurance Agency LLC). All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

        USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  REVENUE RECOGNITION—

        Healthcare Membership Revenues.    The Company recognizes membership revenues in the month the member joins the program. Membership revenues are reduced by the amount of refunds estimated to be incurred. Subsequent to the initial membership month, membership revenues are recognized on each monthly anniversary date.

        Membership and Independent Marketing Representatives Enrollment Fees.    Member enrollment, net of direct costs are deferred and amortized over the estimated membership period, that averages eight to ten months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the contract.

        Rental Purchase and Club Membership Revenues.    Rental purchase and club membership revenues are recognized in the month that the Company's products and services have been delivered to its clients. The Company sells rental purchase and club membership programs on a wholesale basis to its clients. The wholesale client remits a portion of the rental purchase and club membership revenues to the Company and retains the balance as compensation for having made the sale. The Company provides an allowance for those accounts which are considered to be uncollectible.

        COMMISSION EXPENSE—Commissions are paid to the Company's independent marketing representatives in the month following the month in which a member has enrolled in the Care Entrée™ program. Commissions are only paid in the following month when the related membership fees have been received by the Company. The Company does not pay advanced commissions on membership sales.

        CASH-IN-TRUST—Cash-in-trust consists of cash held on behalf of members who have escrowed funds with the Company. These funds are owned by the members and are presented in the Company's balance sheet as an asset under the description "cash-in-trust" and as a liability under the description "members' liabilities". These two balance sheet accounts offset one another.

        CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

        TRADE ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE—Accounts receivable and notes receivable are each recorded at the lower of cost and fair value. A provision for uncollectible accounts and notes receivable are reviewed and estimated on a periodic basis.

        The Company reviews accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable and notes receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts and notes receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, the Company believes both its allowance for doubtful accounts and notes receivable as of December 31, 2003 are adequate. However, actual write-offs might exceed the recorded allowance.

        As of December 31, 2003, the Company's allowance for doubtful accounts was $204,786 (2002—$0).

        FIXED ASSETS—Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

Furniture and Fixtures	7 years
Leasehold Improvements	Over the term of the lease
Computers and Office Equipment	3-5 years
Automobiles	5 years

        The Company periodically reviews property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value.

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of December 31, 2003 and 2002, the net book value of capitalized software costs was $661,655 and $234,144, respectively. Amortization expense related to capitalized software was $143,038, $28,489, and $0 in fiscal years 2003, 2002 and 2001, respectively.

        GOODWILL—Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized, but it is reviewed on an annual basis in order to determine if impairment exists. As of December 31, 2003, no impairment has been indicated. During the year ended December 31, 2002, the Company's goodwill was decreased to reflect the recognition of an income tax benefit of $982,236 which relates to the Company's 2001 merger-acquisition of The Capella Group, Inc. During the year ended December 31, 2001 the Company's goodwill was increased by $822,076 to adjust for deferred fees pertaining to the merger-acquisition of The Capella Group, Inc.

        INCOME TAXES—Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

        NET EARNINGS PER SHARE—Basic net earnings per share is calculated by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding for the year without consideration for common stock equivalents. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding for the year.

        CONCENTRATION OF CREDIT RISK—The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.

        The Company's customers are not concentrated in any specific geographic region or industry. No single customer accounted for a significant amount of the Company's sales and there were no significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

        FAIR VALUE OF FINANCIAL INSTRUMENTS—The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable approximate fair value because of the short-term maturity of these items.

        STOCK-BASED COMPENSATION—The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB25") and its related interpretations in accounting for its plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended December 31, 2003, 2002 and 2001 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased the pro forma amounts shown below for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Net earnings applicable to common stockholders	$4,089,326	$5,464,226	$2,365,078
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(226,393)	(334,078)	—

Pro forma net earnings	$3,862,933	$5,130,148	$2,365,078

	2003	2002	2001
Earnings per share:
Basic—as reported	$0.35	$0.46	$0.30

Basic—pro forma	$0.33	$0.43	$0.30

Diluted—as reported	$0.34	$0.46	$0.29

Diluted—pro forma	$0.32	$0.43	$0.29

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

Note 4—Notes Receivable

        During 2002 and 2003, the Company entered into several notes receivable with certain private label clients. The notes receivable earn an annual rate of interest, based on the prime lending rate plus 100 basis points, as adjusted on a quarterly basis and are estimated to be repaid by the latter part of 2004.

Note 5—Fixed Assets

        Fixed assets are comprised of the following at December 31,

	2003	2002
Furniture and fixtures	$329,660	$314,130
Leasehold improvements	193,530	207,302
Computer and office equipment	5,446,645	5,119,628
Automobiles	120,805	50,725

	6,090,640	5,691,785
Accumulated depreciation and amortization	(2,766,230)	(1,778,403)

Fixed assets, net	$3,324,410	$3,913,382

Note 6—Goodwill

        The change in the carrying amount of the Company's goodwill for the year ended December 31, 2003 is as follows:

Goodwill, balance as of January 1, 2003	$21,077,284
Goodwill, acquired during the year	—

Goodwill, balance as of December 31, 2003	$21,077,284

        The Company performs the required impairment tests of goodwill on an annual basis, and has determined that there are no impairment charges that impact the Company's goodwill, and therefore its net earnings and financial position for the year ended December 31, 2003. The Company may incur impairment charges for goodwill in the future, which could adversely impact its net earnings and financial position.

        As a result of the Company's adoption of "Statement of Financial Accounting Standards No. 142 ("SFAS 142")—Goodwill and Other Intangible Assets", net earnings and earnings per share for the years ended December 31, 2003, 2002 and 2001 related to the Company's goodwill that is no longer being amortized (including any related income tax effects) are as follows:

        For the years ended December 31,

	2003	2002	2001
Reported net earnings applicable to common shareholders	$4,089,326	$5,464,226	$2,365,078
Addback: Goodwill amortization applicable to common shareholders	—	—	376,124

Adjusted net earnings applicable to common shareholders	$4,089,326	$5,464,226	$2,741,202

Basic earnings per share applicable to common shareholders
Reported basic net earnings per share applicable to common shareholders	$0.35	$0.46	$0.30
Addback: Goodwill amortization per share applicable to common shareholders	—	—	0.05

Adjusted basic net earnings per share applicable to common shareholders	$0.35	$0.46	$0.35

Diluted earnings per share applicable to common shareholders
Reported diluted net earnings per share applicable to common shareholders	$0.34	$0.46	$0.29
Addback: Goodwill amortization per share applicable to common shareholders	—	—	0.05

Adjusted diluted net earnings per share applicable to common shareholders	$0.34	$0.46	$0.34

Note 7—Capital Leases

        The Company has several capital leases for office equipment with a net book value of $1,747,683 and $2,753,442 as of December 31, 2003 and 2002, respectively. These lease purchases have been capitalized at the present value of fair market value using an interest rate of 8.5% to 9.5% and are being depreciated over their estimated useful lives. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net lease payments as of December 31, 2003:

2004	$1,602,707
2005	301,566
2006	12,578
2007	—
2008	—
Thereafter	—

Total minimum lease payments	$1,916,851
Less: Amount representing executory costs	(164,286)
Less: Amount representing interest	(90,133)

Present value of minimum lease payments	$1,662,432

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

Note 9—Common Stock Options

        As of December 31, 2003, the Company has three stock-based compensation plans as described below.

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

        In July 2002, our shareholders adopted our 2002 Non Employee Stock Option Plan with an effective date of July 29, 2002. The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 2002 Non Employee Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. As of December 31, 2003, the number of shares remaining available for future issuance under the 2002 Non Employee Stock Option Plan is 286,000.

        In July 2002, our shareholders adopted our 2002 IMR Stock Option Plan with an effective date of July 29 2002. The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 2002 IMR Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. On January 29, 2003, the Board approved a motion effective June 1, 2003 for the discontinuance of any further stock option grants under the 2002 IMR Stock Option Plan. As of December 31, 2003, the number of shares remaining available for future issuance under the 2002 IMR Stock Option Plan is 383,646.

        On June 29, 2003, the Company's shareholders approved an amendment to increase the number of shares reserved under our 1999 Stock Option Plan from 700,000 to 1,400,000 shares of common stock for issuance upon the exercise of options under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the option granted. As of December 31, 2003, the number of shares remaining available for future issuance under the 1999 Stock Option Plan is 984,750.

        Information with respect to stock options and warrants outstanding to certain employees, directors and service providers are as follows:

	2003
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	768,073	$6.84
Granted	479,000	$4.49
Exercised	(20,600)	$3.83
Forfeited	(235,459)	$6.84

Outstanding at end of year	991,014	$5.73

	Options Outstanding			Options Exercisable
	Shares Outstanding At 12/31/03	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares Outstanding 12/31/03	Weighted Average Exercise Price
$1.00 to $3.00	85,066	5.7	$2.07	85,066	$2.07
$3.00 to $5.00	343,050	4.0	$3.99	136,925	$3.70
$5.00 to $7.00	224,660	4.7	$5.26	131,410	$5.24
$7.00 to $8.00	100,000	3.6	$7.65	100,000	$7.65
$8.00 to $9.00	23,738	8.2	$8.51	23,738	$8.51
$9.00 to $10.00	214,500	3.2	$9.39	190,875	$9.38

	991,014	4.1	$5.73	668,014	$6.18

        The weighted average fair value stock price of stock options granted for the year ended December 31, 2003 was $1.88.

        During the year ended December 31, 2003, 102,000 stock options were granted to the Company's directors. These stock options had a weighted average exercise price of $4.94 and are immediately exercisable. The total stock options granted to Directors as of December 31, 2003 was 266,000 with a weighted average exercise price of $5.52. The Company's directors did not exercise and/or forfeit any stock options for the year ended December 31, 2003. The life of the stock options granted to directors is generally 5 years.

	2002
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	530,397	$5.76
Granted at market value	488,788	$8.02
Exercised	(124,612)	$5.44
Forfeited	(126,500)	$8.25

Outstanding at end of year	768,073	$6.84

	Options Outstanding			Options Exercisable
	Shares Outstanding At 12/31/02	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Shares Outstanding 12/31/02	Weighted Average Exercise Price
$1.00 to $2.00	30,000	3.0	$1.25	30,000	$1.25
$3.00 to $4.00	189,175	3.7	$3.60	37,840	$3.58
$5.00 to $6.00	93,160	3.3	$5.18	93,160	$3.60
$7.00 to $8.00	125,000	3.3	$7.65	100,000	$7.65
$8.00 to $9.00	23,738	4.0	$8.51	23,738	$8.51
$9.00 to $10.00	307,000	2.7	$9.45	150,000	$9.34

	768,073	3.2	$6.85	434,738	$6.62

        The weighted average fair value stock price of stock options granted for the year ended December 31, 2002 was $3.27.

        During the year ended December 31, 2002, 112,000 stock options were granted to the Company's directors. These stock options had a weighted average exercise price of $7.37 and are immediately exercisable. The total stock options granted to Directors as of December 31, 2002 was 164,000 with a weighted average exercise price of $5.88. The Company's directors did not exercise and/or forfeit any stock options for the year ended December 31, 2002. The life of the stock options granted to directors is generally 5 years.

        In connection with the Company's initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants will have the right through February 10, 2007, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders. As of December 31, 2003, 16,500 of these warrants had been exercised at a per share price of $9.00.

        In November 2000, 200,000 stock options were provided to the Company's underwriter exercisable for the purchase of 200,000 shares of common stock for $9.37 per share. 17,000 of these stock options were exercised during 2003 before their expiration on June 30, 2003. Those options have been included in the above table.

Note 10—Income Taxes

        The income tax provision for the years ended December 31, 2003, 2002 and 2001 consists of:

	2003	2002	2001
Current provision	$2,292,125	$2,881,852	$911,146
Deferred provision	118,891	(7,000)	519,700
Change in beginning of the year valuation allowance	—	—	(1,255,000)

Provision for income taxes	$2,411,066	$2,874,852	$175,846

        Deferred income tax assets and liabilities as of December 31, 2003 and 2002 are comprised of:

	2003	2002
Deferred income tax assets:
Net operating loss carryforwards	$760,681	$827,900
Total deferred tax assets	760,681	827,900

Deferred income tax liabilities:
Depreciation	13,220	12,000
Goodwill basis differences	124,052	73,600

Total deferred tax liabilities	137,272	85,600

Deferred tax asset, net	$623,409	$742,300

        At December 31, 2003 and 2002, the Company had federal and state net operating loss carryforwards of approximately $2,174,000 and $2,366,000, respectively, expiring at various dates through 2020. The Company's ability to use these losses to offset future taxable income is subject to an annual limitation of approximately $192,000 under the Internal Revenue Code.

        The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
State tax	2.9%	—	—
Amortization of deductible goodwill	—	—	(0.7)%
Net operating loss carryforwards	—	—	(3.3)%
Other	(0.8)%	(0.6)%	2.0%

	37.1%	34.4%	33.0%

Note 11—Earnings Per Share

        The Company's earnings per share data was computed as follows:

	2003	2002	2001
For the years ended December 31,
Basic earnings per share
Net earnings	$4,089,326	$5,478,363	$2,601,078
Less: Preferred stock dividends	(—)	$(14,137)	$(236,000)

Net earnings applicable to common shareholders	$4,089,326	$5,464,226	$2,365,078

Weighted average number of common shares outstanding during the year	11,848,789	11,790,650	8,000,042

Basic earnings per share	$0.35	$0.46	$0.30

Diluted earnings per share
Net earnings	$4,089,326	$5,478,363	$2,601,078
Less: Preferred stock dividends	(—)	$(14,137)	$(236,000)

Net earnings applicable to common shareholders	$4,089,326	$5,464,226	$2,365,078

Weighted average number of common shares outstanding during the year	11,848,789	11,790,650	8,000,042
Stock options	75,425	205,572	51,565

Weighted average number of shares outstanding during the year—assumed conversion	11,924,214	11,996,222	8,051,607

Diluted earnings per share	$0.34	$0.46	$0.29

        The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the years ended December 31, 2003, and 2002 was 555,898 and 491,500, respectively.

Note 12—Contingencies

        In September 2003, the Company was served with a lawsuit. The plaintiffs of this lawsuit have alleged that in May 2002 they were not allowed to exercise stock options and warrants issued by the Company. The plaintiffs are claiming damages based on the difference of the fair market value of the stock price of $15.75 and their exercise prices of $9.00 per share of common stock for each of the 61,000 warrants and $9.37 per share of common stock for each of the 185,000 stock options of the Company for potential damages of approximately $1.6 million. Although the lawsuit is in the very early stages, the Company believes that there are no merits to the plaintiffs' arguments, as the plaintiffs never rendered their stock option and warrant exercise documents to the Company, nor did they comply with their terms of agreement regarding the manner in which the stock options and warrants should be exercised.

        In August and September 2003, the Company was served with two lawsuits arising out of the same set of facts. The two lawsuits were consolidated into one case now pending in the United States District Court for the Central District of California. The principal plaintiffs were members of our Care Entrée™ program. They allege that a provider listed as participating in our program refused to honor their membership card. The plaintiffs, in addition to seeking damages for the alleged failure of our services, also seek damages under various consumer protection statutes in the State of California and for injunctive relief that may affect our ability to do business in California. These damages may include all fees we have received from members in California for the past four (4) years. The case is in discovery. We believe that we have complied with all applicable regulations.

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

Note 13—Operating Leases

        The Company has leased various office spaces and certain machinery and equipment through December 15, 2006. Future lease commitments on this space, and machinery and equipment are as follows:

2004	$936,290
2005	382,005
2006	305,005
2007	—
And thereafter	—

Total	$1,623,300

        Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term.

Note 14—Employee Benefit Plan

        The Company has adopted a retirement plan which includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the plan. The Company makes matching contributions of up to 50% of a participant's contributions limited to 3% of the participant's annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2003, 2002 and 2001, the Company made $43,026, $33,346 and $30,526, respectively, in matching contributions to the Plan. All contributions by participants are fully vested.

Note 15—Segmented Information

        The Company operates substantially in one business segment, the provision of healthcare membership savings programs. For the year ended December 31, 2003, 93.4% or $39,297,723 of the Company's consolidated revenue was derived from this business segment. The remaining 6.6% or $2,789,948 is derived from the Company's club membership programs as well as ancillary revenue related to its healthcare membership savings programs.