Form 10-Q
period 2004-03-31
PRECIS INC
filed 2004-05-17
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of May 12, 2004 11,847,280 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2004

PART I.                                                    FINANCIAL INFORMATION

Item 1.    Financial Statements

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 15.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2003 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.  Our ability to achieve such results is subject to the risks and uncertainties discussed in our Form 10-K.  Any forward-looking statements contained in this report represent our judgment as of the date hereof.  We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

Affordable Healthcare Insurance

In September 2003, we organized a new subsidiary under the name Care Financial of Texas, L.L.C. Through Care Financial, we offer our high deductible and scheduled benefit insurance policies. In addition, we have recently added a suite of products including life insurance from Lion’s Share (Allianz), along with Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Case 125, a division of Care Financial. The high deductible and scheduled benefit insurance policies, HRAs and medical and dependent care FSAs, when combined with the Care Entrée™ program, offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. The HRAs and medical and dependent care FSAs are also sold by our independent marketing representatives who, from a regulatory standpoint, are not required to be licensed to sell these products. The life insurance products serve to complement our healthcare product offerings by addressing our members’ overall financial condition. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents.

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

Member program enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period, which averages seven to eight months.  Independent marketing representative enrollment fees, net of direct costs, are deferred and amortized over the term of the contract.

Rental Purchase and Club Membership Revenues

Rental purchase and club membership revenues are recognized in the month that our products and services are delivered to our clients.  We sell our rental purchase and club membership programs on a wholesale basis to our clients. The wholesale client remits a portion of the rental purchase and club membership revenues to us and retains the balance as compensation for having made the sale. We provide an allowance for those accounts that are considered to be uncollectible.

Commission Expense

Commissions are paid to our independent marketing representatives in the month following the month in which a member enrolls in our Care Entrée program.  Commissions are only paid in the following month when the related monthly membership fees are received.  We do not pay advanced commissions on membership sales.

Goodwill

Our goodwill of $21,077,284 as of December 31, 2003, represented the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. As of December 31, 2003, no impairment had been indicated. During the year ended December 31, 2002, our goodwill was decreased to reflect the recognition of an income tax benefit of $982,236 which relates to our 2001 merger-acquisition of The Capella Group, Inc. During the year ended December 31, 2001, our goodwill was increased by $822,076 to adjust for deferred fees pertaining to the merger-acquisition of The Capella Group, Inc.

As of March 31, 2004, our goodwill represented approximately 49.5% of our total assets. The goodwill balance of $21,077,284 as of March 31, 2004 consisted of $19,077,284 which arose from the merger-acquisition of The Capella Group, Inc. and $2,000,000 from the acquisition of Foresight, Inc. Our goodwill valuation is dependent primarily on the projected revenue and net earnings of our Care Entrée™ healthcare and Foresight, Inc. club membership business. The procedures surrounding goodwill valuation are very subjective and difficult to quantify given that the projected revenue and net earnings associated with our Care Entrée™ healthcare membership business is based on a business strategy that is fairly new, innovative and evolutionary in nature. In the case of our club membership business, this business is considered relatively mature and generally has a lower expected growth rate compared to our Care Entrée™ business.

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	Unaudited
	2004	2003
Product and service revenues	$9,946,131	$10,762,309
Operating expenses:
Cost of operations	3,301,118	3,164,785
Sales and marketing	3,197,947	4,214,254
General and administrative	2,329,234	1,596,811

Total operating expenses	8,828,229	8,975,850
Operating income	1,117,832	1,786,459

Other expenses:
Interest income and expense, net	29,007	28,980

Total other expenses	29,007	28,980

Earnings before income taxes	1,088,825	1,757,479
Provision for income taxes	482,873	570,719

Net earnings	$605,952	$1,186,760

Earnings per common share
Basic	$0.05	$0.10

Diluted	$0.05	$0.10

Weighted average number of common shares outstanding:
Basic	11,864,714	11,862,985

Diluted	11,930,725	11,913,927

Operational Review for the Three Months Ended March 31, 2004

The year ended December 31, 2003 and the three months ended March 31, 2004 was a transitional period for us.  We implemented member escrow accounts beginning in the fourth quarter of 2002 and continuing through 2003 in response to the market changes in the healthcare savings industry.   Our members are now required to establish and maintain escrow accounts to access and provide payment for hospital services.  As of March 31, 2004, the percentage of our individual members who have escrowed funds with us was approximately 15,000 or 29.7% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.

Our healthcare membership base was approximately 79,000 members as of March 31, 2004 as compared to 90,000 members as of March 31, 2003, a decrease of approximately 11,000 members or 12.2%.   The reduction in our healthcare membership base was primarily due to the implementation of the escrow account requirements commencing in the fourth quarter of 2002 and 2003.

As a result of the escrow healthcare program changes introduced during 2003 and 2002, our independent marketing representative base experienced a significant reduction in 2003.  This reduction, although not to the same extent, continued during the three months ended March 31, 2004.  We, however, continue to maintain the majority of our core business leaders whose downline organizations generate a substantial majority of our revenues.

Although these escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2003 and for the three months ended March 31, 2004, these changes were required to help provide assurance of payment to the healthcare providers and accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States will no longer accept a “health discount” card. The success of our new healthcare product offering has not been fully determined. Therefore, its long-term impact on both revenues and net earnings is currently unknown and may not be known until the third quarter of 2004 or later.  The increase in our members escrow or cash-in-trust from $108,152 as of December 31, 2002 to $4,018,568 as of March 31, 2004 provides preliminary although not conclusive evidence of the acceptance of this form of medical savings product offering. The increase in the members escrow or cash-in-trust from March 31, 2003 to March 31, 2004 was $3,497,614.

In the fourth quarter of 2003, we began reorganizing and rebuilding our corporate sales team to be better positioned to enter into the large self-insured employer group and medical benefits market. We restructured our in-house sales team and in January 2004 hired a Senior Executive, Vice President of Sales and Marketing to lead this area, both from a strategy and execution standpoint. Our medical savings product offering in conjunction with our Care125 medical savings account provide an alternative healthcare product offering for a growing number of companies that have chosen to move towards the self-funded and/or high deductible insurance route. This, along with the individual healthcare market, is a substantial portion of our overall business focus for the balance of 2004.

Comparison of the Three Months Ended March 31, 2004 and 2003

Product and Service Revenues.  During the three months ended March 31, 2004, revenues were $9,946,131, a decrease of $816,178 or 7.6%, from $10,762,309 during the comparable 2003 period.  The reduction in actual revenues for the three months ended March 31, 2004 was primarily due to reductions in (i) the members in our Care Entrée program as a result of our implementation of member escrow account requirements for hospitalized care commencing in the fourth quarter of 2002 and expanded in 2003 to include medical doctors and physicians of $865,124, offset in part, by escrow maintenance fees of $204,101 and (ii) our wholesale club membership programs of $355,928.  Revenues for the three months ended March 31, 2004, were positively impacted by increased revenues from our State of Louisiana contract of $97,493.   The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry.   Our individual members are now required to establish and maintain escrow accounts and provide payment for hospital services.  We are then able to pre-certify the members’ ability to pay based upon the available escrow account/balances and to process the members’ payments directly to the providers to help assure the payment process to the providers.  As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact on revenues and net earnings of this newly restructured product offering will not be known until the third quarter of 2004 or later. The escrowed funds referred to as cash-in-trust on our balance sheet were $4,018,568 as of March 31, 2004. The reduction in revenue in our wholesale club membership programs was due to the maturity and competitive nature of this business as compared to our healthcare membership savings business that operates in a higher growth market.

For the three months ended March 31, 2004, more than 90% of our revenues were attributable to our healthcare membership program.

Operating Metrics

Our healthcare membership base was approximately 79,000 members as of March 31, 2004 as compared to 90,000 members as of March 31, 2003, a decrease of approximately 11,000 members or 12.2%.  The reduction in our healthcare membership base was due to the implementation of the escrow account requirements in the fourth quarter of 2002 and 2003.

As a result of the escrow healthcare program changes introduced during 2003 and 2002, our independent marketing representative base experienced a significant reduction in 2003.  This reduction, although not to the same extent, continued during the three months ended March 31, 2004.  We, however, continue to maintain the majority of our core business leaders whose downline organizations generate a substantial portion of our revenues.

Cost of Operations.  Cost of operations for the three months ended March 31, 2004 increased $136,333 or 4.3%, to $3,301,118 from $3,164,785 during the 2003 comparable period.

Cost of operations was approximately 33.2% of revenues during the three months ended March 31, 2004, while during the comparable 2003 period cost of operations was 29.4% of revenues.  The increase was primarily attributable to increased preferred provider costs as a result of several ancillary products introduced throughout 2003, as well as additional processing costs attributed to the administration of the escrow accounts and claims processing.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $1,016,307 or 24.1%, to $3,197,947 during the three months ended March 31, 2004 from $4,214,254 during the comparable 2003 period.

Sales and marketing expenses represented 32.2% and 39.2% of revenues for the three months ended March 31, 2004 and 2003, respectively.  The decrease as a percentage of revenues was primarily attributable to certain threshold sales qualification requirements not being attained by our independent marketing representatives as well as a mix between private label and healthcare membership business.  Our private label business has significantly lower sales and marketing expenses as a percent of revenue compared to our healthcare business which is sold to individual members.  The growth in our private label business combined with our independent marketing representatives not meeting certain sales qualification requirements has resulted in decreased sales and marketing expenses, as a percentage of revenue

General and Administrative Expenses.  General and administrative expenses increased $732,423 or 45.9%, to $2,329,234 during the three months ended March 31, 2004 from $1,596,811 during the comparable 2003 period.  General and administrative expenses represented 23.4% and 14.8% of revenues for the three months ended March 31, 2004 and 2003, respectively.

The increase in general and administrative expenses for the three months ended March 31,2004 was due to additional salaries and other administrative costs of $293,253 necessary to support both our systems and financial capabilities and escrow claims administration.  In addition, start-up costs of $144,841 were incurred in our newly created Care Financial and Care125 divisions.  These divisions offer to both businesses and individuals health and life insurance as well as flexible spending plans and healthcare reimbursement arrangements.  Lastly, we incurred additional general and administrative costs of $294,329 primarily related to public company costs partially due to the effects of Sarbanes-Oxley Act of 2002 as well as costs associated with legal and other expense items.

Total Operating Expenses.  During the three months ended March 31, 2004, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $147,551 or 1.6%, to $8,828,299 from $8,975,850 during the comparable 2003 period.  Total operating expenses represented approximately 88.8% and 83.4% of revenues for the three months ended March 31, 2004 and 2003, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the three months ended March 31, 2004, operating income was $1,117,832, a decrease of $668,627 or 37.4%, from $1,786,459 during the comparable 2003 period.  Net earnings applicable to common shareholders were $605,952, or 6.1% of revenues, net of provision for income taxes of $482,873.  In comparison, during the three months ended March 31, 2003, net earnings applicable to common shareholders were $1,186,760 or 11.03% of revenues, net of provision for income taxes of $570,719.  During the three months ended March 31, 2004, net earnings per common share calculated on a fully diluted basis were $0.05 per share compared to $0.10 from the comparable 2003 period.  Net earnings applicable to common shareholders and net earnings per common share calculated on a fully diluted basis for the three months ended March 31, 2004 were impacted by the net cost increases, including additional state taxes of $62,031, as well as the reduction in revenues, as previously described.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At March 31, 2004 and December 31, 2003, we had deferred tax benefits consisting primarily of net operating loss carryforwards of $760,681.  The tax benefit was attributable to net operating loss carryforwards of approximately $2,174,000, as of December 31, 2003, which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of March 31, 2004 and December 31, 2003 was $623,409.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2004 and 2003 was $1,442,889 and $3,005,156, respectively, a decrease of $1,562,267.   The decrease in net cash provided by operating activities for the three months ended March 31, 2004 is due to the reduced net earnings during the period as well as certain working capital timing differences incurred during the three months ended March 31, 2003.  These working capital timing differences primarily included accounts receivable, accounts payable and accrued liabilities, and income taxes payable.

Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2004 and 2003 was $151,816 and $201,696, respectively, was used to purchase fixed assets necessary to accommodate and support our operations.

Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2004 and 2003, was $366,213 and $350,885, respectively.  During the three months ended March 31, 2004 and 2003, net cash used in financing activities was used for repayments of capital leases.

At March 31, 2004 and December 31, 2003, we have working capital of $9,549,411 and $8,818,823, respectively. Other than our capital lease obligations of $1,360,132, we do not have any capital commitments.  We believe that our existing cash and cash equivalents, and cash provided by operations will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

Because our capital requirements cannot be predicted with certainty, including any proposed business acquisitions for the remainder of the year ending December 31, 2004, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our Schedule 14A Proxy Statement for our 2003 annual shareholders meeting, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

Our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affected or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.  In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.  Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

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

Kirk, et al v, Precis, Inc. and David May

On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. hold warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp hold stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. David May was our Secretary and Vice President and General Counsel through January 5, 2004.

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

The plaintiffs allege that they were not allowed to exercise their stock options and warrants in May of 2002 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs are seeking damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

An answer has been filed indicating the plaintiffs’ failure to follow the procedures required by the warrant and stock option agreements for effective exercise. Although we believe the plaintiffs’ claims are without merit, this case is still in discovery, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

Zermeno v. Precis

The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public vs. Precis, Inc., an Oklahoma corporation and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the county of Los Angeles.

A second case styled “California Foundation for Business Ethics, Inc., a California non-profit corporation, v Precis, Inc., and Does 1 through 100, inclusive” was filed on September 9, 2003, in the Superior Court of the State of California for the county of Los Angeles.

The two above cases were removed to the United States District Court for the Central District of California and consolidated, by order of the court, on December 4, 2003. The cases currently are pending in such court under Case No. CV 03-6974 SJO (MANx).

Plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint sets forth three distinct claims under California law. Plaintiffs’ first cause of action alleges that the operation of the Care Entrée™ program by Defendants Precis, Inc. and The Capella Group, Inc. violates Health and Safety Code § 445 (“Section 445”), which governs medical referral services. Next, Plaintiffs allege that they are entitled to damages under Civil Code §§ 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code

1812. 100 et. seq. (“Section 1812.100”). Plaintiffs’ third cause of action seeks relief under Business and Professions Code § 17200, California’s Unfair Competition Law.

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

(d)                        None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.        Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2001.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003, incorporated by reference to exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Judith H. Henkels as Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Dino Eliopoulos as Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Dino Eliopoulos as Chief Financial Officer.

(b) Reports on Form 8-K:

On February 17, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 5 – Other Events:  Reporting Registrant’s February 9, 2004 press release announcing results of operations for the three months ended December 31, 2003.

Item 7 – Financial statements and exhibits:  Registrant’s February 9, 2004 press release announcing results of operations for the three months ended December 31, 2003.

No reports on Form 8-K were filed during the period covered by this report.

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: May 17, 2004	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: May 17, 2004	/s/ DINO ELIOPOULOS
Dino Eliopoulos
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash in trust	$4,018,568	$2,768,447
Cash and cash equivalents	12,012,780	11,087,920
Accounts receivable	613,289	620,026
Income tax receivable	133,398	120,642
Notes receivable	427,904	467,904
Inventory	156,793	175,735
Prepaid expenses	344,906	377,015

Total current assets	17,707,638	15,617,689

Fixed assets, net	3,000,098	3,324,410
Goodwill, net	21,077,284	21,077,284
Deferred tax asset, net	760,681	760,681
Other assets	53,600	33,600

Total assets	$42,599,301	$40,813,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$308,445	$387,824
Accrued liabilities	1,812,627	1,848,407
Income taxes payable	731,651	236,022
Member liabilities	4,018,568	2,768,447
Deferred fees	18,112	171,156
Current portion of capital leases	1,268,824	1,387,010

Total current liabilities	8,158,227	6,798,866

Capital lease obligation, net of current portion	91,308	275,422
Deferred income tax	137,272	137,272

Total liabilities	8,386,807	7,211,560

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding (0 issued as of December 31, 2002)	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 11,873,397 issued and outstanding (11,872,147 issued as of December 31, 2003)	118,735	118,722
Additional paid-in capital	25,825,320	25,820,895
Accumulated earnings	8,268,439	7,662,487

Total stockholders’ equity	34,212,494	33,602,104

Total liabilities and stockholders’ equity	$42,599,301	$40,813,664

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Product and service revenues	$9,946,131	$10,762,309

Operating expenses:
Cost of operations	3,301,118	3,164,785
Sales and marketing	3,197,947	4,214,254
General and administrative	2,329,234	1,596,811

Total operating expenses	8,828,299	8,975,850

Operating income	1,117,832	1,786,459

Other expenses:
Interest income and expense, net	29,007	28,980

Total other expenses	29,007	28,980

Net earnings before taxes	1,088,825	1,757,479
Provision for income taxes	482,873	570,719

Net earnings	$605,952	$1,186,760

Earnings per share:
Basic	$0.05	$0.10

Diluted	$0.05	$0.10

Weighted average number of common shares outstanding:
Basic	11,864,714	11,862,985

Diluted	11,930,725	11,913,927

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	EARNINGS
Balance, December 31, 2003	11,872,147	$118,722	$25,820,895	$7,662,487

Stock options exercised	1,250	13	4,425	—
Net earnings	—	—	—	605,952

Balance, March 31, 2004	11,873,397	$118,735	$25,825,320	$8,268,439

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Operating activities:
Net earnings	$605,952	$1,186,760
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	544,479	543,421
Change in allowance for doubtful accounts	(82,531)	—
Changes in assets and liabilities:
Accounts receivable	89,268	803,577
Income taxes receivable	(12,756)	—
Notes receivable	40,000	(429,669)
Inventory	18,942	17,482
Prepaid expenses	32,109	104,215
Other current assets	—	25,000
Other assets	(20,000)	(2,775)
Accounts payable	(79,379)	103,536
Accrued liabilities	(35,780)	62,878
Deferred fees	(153,044)	45,040
Income taxes payable	495,629	545,691

Net cash provided by operating activities	1,442,889	3,005,156

Investing activities:
Purchase of fixed assets	(151,816)	(201,696)

Net cash used in investing activities	(151,816)	(201,696)

Financing activities:
Exercise of stock options	4,438	1,656
Payments on capital leases	(370,651)	(352,541)

Net cash used in financing activities	(366,213)	(350,885)

Net increase in cash and cash equivalents	924,860	2,452,575

Cash and cash equivalents at beginning of year	11,087,920	5,611,803

Cash and cash equivalents at end of period	$12,012,780	$8,064,378

Supplemental Disclosure:

Acquisition (replacement) of fixed assets through issuance of capital leases, net of retirements	$68,350	$(45,131)

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the three   months ended March 31, 2004 and 2003 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2003 Form 10-K filed with the Securities and Exchange Commission.

Note 2 – Common Stock Options

As of March 31, 2004, the Company has two stock-based compensation plans which are described below.  The Company applies APB 25 and related interpretations in accounting for its plan.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three months ended March 31, 2004 and 2003 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three months ended March 31, 2004 and 2003.

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Net earnings applicable to stockholders	$605,952	$1,186,760
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	$(32,090)	$(59,992)

Pro forma net earnings	$573,862	$1,126,768

	FOR THE THREE MONTHS ENDED MARCH 31,
	2004	2003
Earnings per share:
Basic - as reported	$0.05	$0.10

Basic - pro forma	$0.05	$0.09

Diluted - as reported	$0.05	$0.10

Diluted - pro forma	$0.05	$0.09

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 4.49% (March 31, 2003 – 3.74%); no dividend yield; volatility of 86% (March 31, 2003 – 40%); and expected life less than five years.  The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

Note 3 – Earnings Per Share

The Company’s earnings per share data was computed as follows:

For the three months ended March 31,	2004	2003

Basic earnings per share
Net earnings	$605,952	$1,186,760

Weighted average number of common shares outstanding during the period	11,864,714	11,862,985

Basic earnings per share	$0.05	$0.10

Diluted earnings per share
Net earnings	$605,952	$1,186,760

Weighted average number of common shares outstanding during the period	11,864,714	11,862,985
Stock options	66,011	50,942

Weighted average number of shares outstanding during the year-assumed conversion	11,930,725	11,913,927

Diluted earnings per share	$0.05	$0.10

The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended March 31, 2004 and 2003 was 655,366 and 434,416, respectively.

Note 4 – Contingencies

In September 2003, the Company was served with a lawsuit. The plaintiffs of this lawsuit have alleged that in May 2002 they were not allowed to exercise stock options and warrants issued by the Company. The plaintiffs are claiming damages based on the difference of the fair market value of the stock price of $15.75 and their exercise prices of $9.00 per share of common stock for each of the 61,000 warrants and $9.37 per share of common stock for each of the 185,000 stock options of the Company for potential damages of approximately $1.6 million. Although the lawsuit is in discovery, the Company believes that there are no merits to the plaintiffs’ arguments, as the plaintiffs neither rendered their stock option and warrant exercise documents to the Company, nor did they comply with their terms of their agreements regarding the manner in which the stock options and warrants were to be exercised.

In August and September 2003, the Company was served with two lawsuits arising out of the same set of facts. The two lawsuits were consolidated into one case now pending in the United States District Court for the Central District of California. The principal plaintiffs were members of our Care Entrée™ program. They allege that a provider listed as participating in our program refused to honor their membership card. The plaintiffs, in addition to seeking damages for the alleged failure of our services, also seek damages under various consumer protection statutes in the State of California and for injunctive relief that may affect our ability to do business in California. These damages may include all fees the Company received from members in California for the past four (4) years. The case is in discovery. Management believes that it has complied with all applicable regulations.

Legislation has been introduced in the California State Assembly that could affect our business results of operations and our financial condition.  AB235, as amended on April 13, 2004, could result in certain of our activities, including all or a part of our medical savings program, being regulated or restricted in California.  Together with others in our industry and organizations seeking to protect the right of California consumers to access programs like ours, we are participating in the legislative process.  While we cannot predict the outcome, we believe that our programs will be able to continue under reasonable regulatory oversight.

In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc., purchased the outstanding common stock of Foresight, Inc. for $4,540,000. Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,540,000 of the purchase price does not qualify for long-term capital gain treatment. These former shareholders reported $4,540,000 of the purchase price as long-term capital gain. In connection with the Company’s merger- acquisition of Foresight, Inc., the Company assumed the indemnification obligation of Universal Marketing Services. Upon examination, the Internal Revenue Service may take the position that a portion of the $4,540,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate. In the event the Internal

Revenue Service successfully asserts that long-term capital gain classification was improper, the Company will be required to indemnify the former shareholders.