Form 10-Q
period 2004-06-30
PRECIS INC
filed 2004-08-16
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(972) 522-2008
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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of August 16, 2004, 11,833,280 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2004

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

Overview

Consumer Healthcare Savings Solution

We offer savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée™. We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée™ program members. Additionally, we collect monthly payments from program members that are held in escrow accounts and utilized to help assure prompt payment to the healthcare provider. We also provide transaction facilitation services to both the program member and the healthcare provider.

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

Affordable Healthcare Insurance

In September 2003, we organized a new subsidiary under the name Care Financial of Texas, L.L.C. Through Care Financial, we offer our high deductible and scheduled benefit insurance policies. In addition, we have recently added a suite of products including life insurance from Lion’s Share (Allianz), along with Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Care125, a division of Care Financial. The high deductible and scheduled benefit insurance policies, HRAs and medical and dependent care FSAs, when combined with the Care Entrée™ program, offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. The HRAs and medical and dependent care FSAs are also sold by our independent marketing representatives who, from a regulatory standpoint, are not required to be licensed to sell these products. The life insurance products serve to complement our healthcare product offerings by addressing our members’ overall financial condition. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents.

Wholesale Membership Solution

Healthcare Membership Programs

We also design healthcare membership programs for employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing. We believe that our clients, their members, and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular member base. Most of our memberships are sold by third-party organizations and are generally marketed using the third-party’s name or brand. We refer to these programs and membership sales as wholesale programs or private label programs. While the services offered to consumers by these private label programs are generally similar to the services we offer through Care Entrée™, each of the private label programs can bundle our services to fit the needs of their consumers. For instance, some of our private label programs do not offer a self-funded escrow program to their members.

Rental Purchase and Club Membership Programs

We also design club membership programs for rental-purchase companies, financial institutions, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts. Program members are offered and provided our third-party vendors’ products and services. The products and services are bundled, priced and marketed utilizing relationship marketing strategies to target the profiled needs of the clients’ particular customer base. Most of our club membership programs are sold by third-party organizations, generally in connection with a point-of-sale transaction. We refer to these programs and membership sales as wholesale programs.

Repricing for Governments and Third Party Administration Services

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

On June 18, 2004, we acquired Access Healthsource, Inc. (“Access”), a full-service third party administrator, for a purchase price of $3.4 million (consisting of $2,000,000 of cash at closing and $1,400,000 of the Company’s stock that has been placed in escrow pending the renewal of one of Access’ public sector contracts).  Through the acquisition of Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. Access helps us offer a more complete suite of healthcare services. We are now able to provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims.  From a sales distribution standpoint, we have the ability to grow Access’ regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States.  Our acquisition of Access serves to complement our most recent entry into the public sector market through our agreement with the State of Louisiana.  Access’ primary area of expertise is in the public sector market.

Benefits to Members of Our Programs

We believe that our programs offer members an economical, efficient and convenient method for the selection of health-related products and services. Members are entitled to savings for products and services that may not otherwise be available to them at the price levels available under our healthcare savings programs. Vendors of products and services offered and sold through the programs to members are benefited. Vendors are provided the opportunity to reach a large number of demographically targeted customers with minimal incremental marketing cost.

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

Commission Expense

Commissions are accrued when earned and paid to our independent marketing representatives in the month following the month in which a member enrolls in our Care Entrée program.  Commissions are paid in the month following the month in which the related monthly membership fees are received.  We do not pay advanced commissions on membership sales.

Goodwill

As of December 31, 2003 and June 30, 2004, our goodwill of $21,077,284 and $22,873,310, respectively, represented the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. As of December 31, 2003, no impairment had been indicated. On June 18, 2004, we recorded additional goodwill of $1,796,026 attributable to our acquisition of Access.

As of June 30, 2004, our goodwill represented approximately 53.2% of our total assets. The goodwill balance of $22,873,310 as of June 30, 2004 consisted of $19,077,284 that arose from the merger-acquisition of The Capella Group, Inc., $2,000,000 from the acquisition of Foresight, Inc., and $1,796,026 which arose from the acquisition of Access.  Our goodwill valuation is dependent primarily on the projected revenue and net earnings of our Care Entrée™ healthcare, Foresight, Inc.’s club membership business, and Access’ third party administration services. The procedures surrounding goodwill valuation are very subjective and difficult to quantify given that the projected revenue and net earnings associated with our Care Entrée™ healthcare membership business is based on a business strategy that is fairly new, innovative and evolutionary in nature. In the case of our club membership business, this business is considered relatively mature and generally has a lower expected growth rate compared to our Care Entrée™ business.  Our recent acquisition of Access serves to complement our Precis healthcare membership business particularly in the self-funded government and employer markets and forms part of our Precis business strategy.

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Unaudited		Unaudited
	2004	2003	2004	2003
Product and service revenues	$9,403,212	$10,963,994	$19,349,343	$21,726,303

Operating expenses:
Cost of operations	3,286,918	3,407,147	6,588,035	6,571,932
Sales and marketing	2,813,330	4,069,180	6,011,277	8,283,434
General and administrative	2,701,267	1,495,075	5,030,548	3,091,886

Total operating expenses	8,801,515	8,971,402	17,629,860	17,947,252
Operating income	601,697	1,992,592	1,719,483	3,779,051

Other expenses:
Interest income and expense, net	21,489	44,927	50,495	73,908

Total other expenses	21,489	44,927	50,495	73,908

Earnings before income taxes	580,208	1,947,665	1,668,988	3,705,143
Provision for income taxes	292,327	681,285	775,185	1,252,003

Net earnings	$287,881	$1,266,380	$893,803	2,453,140

Earnings per common share
Basic	$0.02	$0.11	$0.08	$0.21

Diluted	$0.02	$0.11	$0.07	$0.21

Weighted average number of common shares outstanding:
Basic	11,873,397	11,861,365	11,868,431	11,849,927

Diluted	11,921,597	11,959,604	11,948,994	11,928,302

Operational Review for the Three and Six Months Ended June 30, 2004

The year ended December 31, 2003 as well as the three and six months ended June 30, 2004 was a transitional period for us.  We implemented member escrow accounts beginning in the fourth quarter of 2002 and continuing through 2003 in response to the market changes in the healthcare savings industry.   Our members are now required to establish and maintain escrow accounts to access and provide payment for hospital services.  As of June 30, 2004, our individual members who have escrowed funds with us was approximately 31.3% (14,900 members) of our total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.

Our healthcare membership base was approximately 75,000 members as of June 30, 2004 as compared to 89,000 members as of June 30, 2003, a decrease of approximately 14,000 members or 15.7%.   This reduction in healthcare membership base was primarily due to the implementation of the escrow account requirements. As a result of the escrow healthcare program changes introduced during 2003 and 2002, our independent marketing representative base experienced a significant reduction in 2003.  This reduction continued during the three and six months ended June 30, 2004.

Although these escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2003 and for the three and six months ended June 30, 2004, these changes were required to provide assurance of payment to the healthcare providers and, accordingly, their continued willingness to provide healthcare services to our members.

Implementation of the escrow requirement was critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States will no longer accept the typical “health discount” card. The success of our new healthcare product offering has not been fully determined. Therefore, its long-term impact on both revenues and net earnings is currently unknown and may not be known until the latter part of 2004.  The increase in our members escrow or cash-in-trust from $108,152 as of December 31, 2002 to $4,408,257 as of June 30, 2004 provides preliminary, although not conclusive, evidence of the acceptance of this form of medical savings product offering.  The increase in the members escrow or cash-in-trust from June 30, 2003 to June 30, 2004 was $3,061,524.

In the fourth quarter of 2003, we began reorganizing and rebuilding our corporate sales team to be better positioned to enter into the large self-insured employer group and medical benefits market. We restructured our in-house sales team and in January 2004 hired a Vice President of Sales and Marketing to lead this area, both from a strategy and execution standpoint. Our medical savings product offering in conjunction with our Care125 medical savings account provide an alternative healthcare product offering for a growing number of companies that have chosen to move towards the self-funded and/or high deductible insurance route.   Our healthcare product offering has been expanded to the self-funded government and employer markets with our recent acquisition of Access.  This, along with the individual healthcare market, is a substantial portion of our overall business focus for the balance of 2004.

Comparison of the Three Months Ended June 30, 2004 and 2003

Product and Service Revenues.  During the three months ended June 30, 2004, revenues were $9,403,212, a decrease of $1,560,782 or 14.2%, from $10,963,994 during the comparable 2003 period.  The reduction in revenues was primarily due to (i) reductions in the members in our Care Entrée program as a result of our implementation of member escrow account requirements for hospitalized care commencing in the fourth quarter of 2002 and expanded in 2003 to include physicians and ancillary providers of $1,602,704 (offset in part by escrow maintenance fees of $128,025) and (ii) reductions in our wholesale club membership programs of $464,519.  Revenues for the three months ended June 30, 2004, were positively impacted by the $208,710 revenues attributable to Access that was acquired on June 18, 2004 and revenues of $145,072 from our State of Louisiana contract.

The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry.   Our individual members are now required to establish and maintain escrow accounts and provide payment for hospital, physician and other healthcare services.  We are then able to pre-certify the members’ ability to pay based upon the available escrow-account balances and to process the members’ payments directly to the healthcare providers to help assure their payment.  As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact on revenues and net earnings of this newly restructured product offering will not be known until the latter part of 2004.  The escrowed funds referred to as cash-in-trust on our balance sheet were $4,408,257 as of June 30, 2004. The reduction in revenue in our wholesale club membership programs was due to the maturity and competitive nature of this business as compared to our healthcare membership savings business that operates in a higher growth market.

For the three months ended June 30, 2004, approximately 94% of our revenues were attributable to our healthcare membership program.

Operating Metrics

Our healthcare membership base consisted approximately of 75,000 members as of June 30, 2004, compared to 89,000 members as of June 30, 2003, a decrease of approximately 14,000 members or 15.7%.  The reduction in our healthcare membership base was due to the implementation of the escrow account requirements commencing in the fourth quarter of 2002.

As a result of the escrow healthcare program changes introduced during 2002 and 2003, our independent marketing representative base experienced a significant reduction in 2003.  This reduction continued during the six months ended June 30, 2004.

Cost of Operations.  Cost of operations for the three months ended June 30, 2004 decreased $120,229 or 3.5%, to $3,286,918 from $3,407,147 during the 2003 comparable period.

Cost of operations was approximately 35.0% of revenues during the three months ended June 30, 2004, while during the comparable 2003 period cost of operations was 31.1% of revenues.  The increase was primarily attributable to increased preferred provider costs as a result of several ancillary products introduced throughout 2003, as well as additional processing costs attributed to the administration of the escrow accounts and claims processing.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $1,255,850 or 30.9%, to $2,813,330 during the three months ended June 30, 2004 from $4,069,180 during the comparable 2003 period.

Sales and marketing expenses represented 29.9% and 37.1% of revenues for the three months ended June 30, 2004 and 2003, respectively.  The decrease as a percentage of revenues was primarily attributable to certain threshold sales qualification requirements not being attained by our independent marketing representatives as well as a shift in the mix between private label and healthcare membership business.  Our private label business has significantly lower sales and marketing expenses as a percent of revenue compared to our healthcare business which is sold to individual members.

General and Administrative Expenses.  General and administrative expenses increased $1,206,192 or 80.7%, to $2,701,267, during the three months ended June 30, 2004 from $1,495,075 during the comparable 2003 period.  General and administrative expenses represented 28.7% and 13.6% of revenues for the three months ended June 30, 2004 and 2003, respectively.

The increase in general and administrative expenses for the three months ended June 30, 2004 was primarily due to a number of product and market development initiatives underway. These initiatives include additional information technology, marketing and other administrative costs of $758,706 for implementation of member escrow accounts for our healthcare savings products, reorganizing and rebuilding our corporate sales team to be better positioned to enter into the large self-insured employer group and medical benefits market, introduction of our Care125 FSA and HRA products, expansion of our third-party administrator operations and administrative expenses of the recently acquired Access Healthsource, Inc. for the period after its acquisition. General and administrative expenses also increased by $265,592 due to legal and regulatory matters, including $177,206  of legal fees related to the Zermenos and Kirk lawsuits previously reported. Lastly, we incurred additional general and administrative costs of $111,653 related to the increasing cost of being a public company, primarily due to compliance with the Sarbanes-Oxley Act.

Total Operating Expenses.  During the three months ended June 30, 2004, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $169,887 or 1.9%, to $8,801,515 from $8,971,402 during the comparable 2003 period.  Total operating expenses represented approximately 93.6% and 81.8% of revenues for the three months ended June 30, 2004 and 2003, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the three months ended June 30, 2004, operating income was $601,697, a decrease of $1,390,895 or 69.8%, from $1,992,592 during the comparable 2003 period.  Net earnings were $287,881, or 3.1% of revenues, net of provision for income taxes of $292,327.  In comparison, during the three months ended June 30, 2003, net earnings were $1,266,380 or 11.6% of revenues, net of provision for income taxes of $681,285.  During the three months ended June 30, 2004, net earnings per common share calculated on a fully diluted basis were $0.02 per share compared to $0.11 from the comparable 2003 period.  Net earnings and net earnings per common share calculated on a fully diluted basis for the three months ended June 30, 2004 were impacted by net cost increases as a percent of revenue as well as the reduction in revenues, as previously described.

Comparison of the Six Months Ended June 30, 2004 and 2003

Product and Service Revenues.  During the six months ended June 30, 2004, revenues were $19,349,343, a decrease of $2,376,960 or 10.9% from $21,726,303 during the comparable 2003 period.  This reduction in revenues was primarily due to (i) reductions in  the members in our Care Entrée program as a result of our implementation of member escrow account requirements for hospitalized care commencing in the fourth quarter of 2002 and expanded in 2003 to include physicians and ancillary providers of $2,408,838  (offset in part by escrow maintenance fees of $332,126) and (ii) reductions in our wholesale club membership programs of $783,752.  Revenues for the six months ended June 30, 2004, were positively impacted by the $208,710 revenues attributable to Access HealthSource, Inc. that was acquired on June 18, 2004 and revenues of $242,514 from our State of Louisiana contract.

The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry.   Our individual members are now required to establish and maintain escrow accounts and provide payment for hospital services, physician and other healthcare.  We are then able to pre-certify the members’ ability to pay based upon the available escrow account-balances and to process the members’ payments directly to the providers to help assure the payment of the healthcare providers.  As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact on revenues and net earnings of this newly restructured product offering will not be known until the latter part of 2004.  The escrowed funds referred to as cash-in-trust on our balance sheet were $4,408,257 as of June 30, 2004. The reduction in revenue in our wholesale club membership programs was due to the maturity and competitive nature of this business as compared to our healthcare membership savings business that operates in a higher growth market.

For the six months ended June 30, 2004, approximately 95% of our revenues were attributable to our healthcare membership program.

Operating Metrics

Our healthcare membership base consisted approximately of 75,000 members as of June 30, 2004, compared to 89,000 members as of June 30, 2003, a decrease of approximately 14,000 members or 15.7%.  The reduction in our healthcare membership base was due to the implementation of the escrow account requirements commencing in the fourth quarter of 2002.

As a result of the escrow healthcare program changes introduced during 2002 and 2003, our independent marketing representative base experienced a significant reduction in 2003.  This reduction continued during the six months ended June 30, 2004.

Cost of Operations.  Cost of operations for the six months ended June 30, 2004 increased $16,103 or less than 1%, to $6,588,035 from $6,571,932 during the 2003 comparable period.  Cost of operations was approximately 34.0% of revenues during the six months ended June 30, 2004, while during the comparable 2003 period cost of operations was 30.2% of revenues.  The increase was primarily attributable to increased preferred provider costs as a result of several ancillary products introduced throughout 2003, as well as additional processing costs attributed to the administration of the escrow accounts and claims processing.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $2,272,157 or 27.4%, to $6,011,277 during the six months ended June 30, 2004 from $8,283,434 during the comparable 2003 period.

Sales and marketing expenses represented 31.1% and 38.1% of revenues for the six months ended June 30, 2004 and 2003, respectively.  The decrease as a percentage of revenues was primarily attributable to certain threshold sales qualification requirements not being attained by our independent marketing representatives as well as a mix between private label and healthcare membership business.  Our private label business has significantly lower sales and marketing expenses as a percent of revenue compared to our healthcare business which is sold to individual members.

General and Administrative Expenses.  General and administrative expenses increased $1,938,662 or 62.7%, to $5,030,548 during the six months ended June 30, 2004 from $3,091,886 during the comparable 2003 period.  General and administrative expenses represented 26.0% and 14.2% of revenues for the six months ended June 30, 2004 and 2003, respectively.

The increase in general and administrative expenses for the six months ended June 30, 2004 was primarily due to a number of product and market development initiatives underway. These initiatives include additional information technology, marketing and other administrative costs of $1,171,587 for implementation of member escrow accounts for our healthcare savings products, reorganizing and rebuilding our corporate sales team to be better positioned to enter into the large self-insured employer group and medical benefits market, introduction of our Care125 FSA and HRA products, expansion of our third-party administrator operations and administrative expenses of the recently acquired Access Healthsource, Inc. for the period after its acquisition.   General and administrative expenses also increased by $434,988 due to legal and regulatory matters, including $284,601 of legal fees related to the Zermenos and Kirk lawsuits previously reported. Lastly, we incurred additional general and administrative costs of $180,089 related to the increasing cost of being a public company primarily due to the Sarbanes-Oxley Act.

Total Operating Expenses.  During the six months ended June 30, 2004, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $317,392 or 1.8%, to $17,629,860 from $17,947,252 during the comparable 2003 period.  Total operating expenses represented approximately 91.1% and 82.6% of revenues for the six months ended June 30, 2004 and 2003, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the six months ended June 30, 2004, operating income was $1,719,483, a decrease of $2,059,568 or 54.5%, from $3,779,051 during the comparable 2003 period.  Net earnings were $893,803, or 4.6% of revenues, net of provision for income taxes of $775,185.  In comparison, during the six months ended June 30, 2003, net earnings were $2,453,140 or 11.3% of revenues, net of provision for income taxes of $1,252,003.  During the six months ended June 30, 2004, net earnings per common share calculated on a fully diluted basis were $0.07 per share compared to $0.21 from the comparable 2003 period.  Net earnings and net earnings per common share calculated on a fully diluted basis for the six months ended June 30, 2004 were impacted by net cost increases as a percent of revenue as well as the reduction in revenues, as previously described.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At June 30, 2004 and December 31, 2003, we had deferred tax benefits consisting primarily of net operating loss carryforwards of $760,681.  The tax benefit was attributable to net operating loss carryforwards of approximately $2,174,000, as of December 31, 2003, which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of June 30, 2004 and December 31, 2003 was $623,409.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2004 and 2003 was $2,016,964 and $4,386,880, respectively, a decrease of $2,369,916.   The decrease in net cash provided by operating activities for the six months ended June 30, 2004 was due to the reduced net earnings during the period as well as certain working capital timing differences incurred during the six months ended June 30, 2003.  These working capital timing differences primarily included accounts receivable, accounts payable and accrued liabilities, prepaid expenses offset in part by notes receivable and income taxes payable.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2004 and 2003 was $2,262,425 and $438,093, respectively.  On June 18, 2004, net cash of $1,901,764 was used in connection with the acquisition of Access Healthsource, Inc.  The remaining cash used in investing activities for the six months ended June 30, 2004 and 2003 was used to purchase fixed assets necessary to accommodate and support our operations.

Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2004 and 2003, was $707,253 and $706,956, respectively.  During the six months ended June 30, 2004 and 2003, net cash used in financing activities was used for repayments of capital leases.

At June 30, 2004 and December 31, 2003, we had working capital of $8,004,342 and $8,818,823, respectively. Other than our capital lease obligations of $1,154,582, we do not have any capital commitments. We do not anticipate that our capital expenditures for the remainder of  2004 will exceed the amount incurred during 2003.  We believe that our existing cash and cash equivalents, and cash provided by operations will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

Stock Repurchase Plan

On July 8, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common Stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  As of the filing of this Report, we have purchased 50,000 shares under this authorization for a total  consideration  of $128,230 an average  price of $2.57 per share.  Given the current interest rate environment, the nature of other available investments and our expected cash flows, we believe that purchasing our common stock shares enhances shareholder value.  Any additional treasury stock purchases will be made at prices that we are considered attractive and at such times that we believe will not unduly impact our liquidity.

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

Our Executive Officer and Chief Financial Officer, based upon their evaluation of the effectiveness of our disclosure controls and procedures and the internal controls over financial reporting as of the last day of the period covered by this report, concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of the last day of the period covered by this report and reported to our auditors and the audit committee of our board of directors that no change occurred in our disclosure controls and procedures and internal control over financial reporting occurred during the period covered by this report that would materially affect or is reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.  In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, these executive officers did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting.  As a result of our acquisition of Access, we have made a number of significant changes to our internal controls over financial reporting beginning in the second quarter of 2004.  The changes involved combining the financial reporting process and the attendant personnel and system changes.  Because no significant deficiencies or material weaknesses were discovered, no corrective actions were necessary or taken to correct significant deficiencies and material weaknesses in our internal controls and disclosure controls and procedures.

PART II OTHER INFORMATION

Item 1.                       Legal Proceedings

There have been no material changes to the legal proceedings we have previously reported.  Except as previously reported, we are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Item 2.                       Changes in Securities and Use of Proceeds

(a)                         None.

(b)                        None.

(c)                         None.

(d)                        None.

Item 3.                       Defaults Upon Senior Securities

None.

Item 4.                       Submission of Matters to a Vote of Security Holders

None.

Item 5.                       Other Information

None.

Item 6.                       Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2003.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003 incorporated by reference to Exhibit 3.2 of Registrant's Form 10-Q filed with the Commission on May 14, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.5

Stock Purchase Agreement dated June 18, 2004, by and among Precis, Inc., Precis-Access Acquisition Corporation, National Center for the Employment of the Disabled, Access HealthSource, Inc., Access HealthSource Administrators, Inc., Access Administrators, Inc., and Advantage Care Network, Inc., incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed with the Commission on July 2, 2004.

4.6

Employment Agreement dated June 18, 2004, among Frank Apodaca, Precis, Inc., and Access HealthSource, Inc., incorporated by reference to Exhibit 2.2 of the Company’s Report on Form 8-K filed with the Commission on July 2, 2004.

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

(b) Reports on Form 8-K:

On April 29, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 7 – Financial statements and exhibits:  Registrant’s April, 2004 press release announcing results of operations for the three months ended March 31, 2004.

Item 12 – Results of operations and financial condition for a completed quarter – Reporting registrant’s April 29, 2004 press release announcing results of operations for the three months ended March 31, 2004.

On June 17, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 7 – Financial statements and exhibits:  Registrant’s June 17, 2004, press release announcing the resignation of Dino Eliopoulos, the Registrant’s Chief Financial Officer and a member of the Board of Directors.

Item 9 – Regulation FD Disclosure:  Reporting the resignation of Dino Eliopoulos from his position as Chief Financial Officer and Director of Registrant on June 18, 2004 8-K.

On June 18, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 2 – Acquisition on Disposition of Assets:  Reporting Registrant’s acquisition of Access HealthSource, Inc.

Item 7 – Financial Statements and Exhibits: (i) Stock Purchase Agreement evidencing the transaction reported in Item 2, (ii) Employment Agreement with Frank Apodaca, and (iii) Registrant’s June 21, 2004, press release announcing the transaction reported in Item 2.

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: August 16, 2004	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: August 16, 2004	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended June 30, 2004 and 2003

Unaudited Condensed Consolidated Statements of Operations for the Six Months Ended June 30, 2004 and 2003

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash in trust	$4,408,257	$2,768,447
Cash and cash equivalents	10,135,206	11,087,920
Accounts receivable	670,764	620,026
Income tax receivable	133,398	120,642
Notes receivable	351,238	467,904
Inventory	160,915	175,735
Prepaid expenses	379,171	377,015

Total current assets	16,238,949	15,617,689

Fixed assets, net	3,004,052	3,324,410
Goodwill	22,873,310	21,077,284
Deferred tax asset, net	760,681	760,681
Other assets	74,635	33,600

Total assets	$42,951,627	$40,813,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$288,643	$387,824
Accrued liabilities	1,921,253	1,848,407
Income taxes payable	532,262	236,022
Member liabilities	4,408,257	2,768,447
Deferred fees	9,013	171,156
Current portion of capital leases	1,075,179	1,387,010

Total current liabilities	8,234,607	6,798,866

Capital lease obligation, net of current portion	79,403	275,422
Deferred income tax	137,272	137,272

Total liabilities	8,451,282	7,211,560

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 11,873,397 issued and outstanding (11,872,147 issued and outstanding as of December 31, 2003)	118,735	118,722
Additional paid-in capital	25,825,320	25,820,895
Accumulated earnings	8,556,290	7,662,487

Total stockholders’ equity	34,500,345	33,602,104

Total liabilities and stockholders’ equity	$42,951,627	$40,813,664

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,
	2004	2003
Product and service revenues	$9,403,212	$10,963,994

Operating expenses:
Cost of operations	3,286,918	3,407,147
Sales and marketing	2,813,330	4,069,180
General and administrative	2,701,267	1,495,075

Total operating expenses	8,801,515	8,971,402

Operating income	601,697	1,992,592

Other expenses:
Interest income and expense, net	21,489	44,927

Total other expenses	21,489	44,927

Net earnings before taxes	580,208	1,947,665
Provision for income taxes	292,327	681,285

Net earnings	$287,881	$1,266,380

Earnings per share:
Basic	$0.02	$0.11

Diluted	$0.02	$0.11

Weighted average number of common shares outstanding:
Basic	11,873,397	11,861,365

Diluted	11,921,579	11,959,604

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
Product and service revenues	$19,349,343	$21,726,303

Operating expenses:
Cost of operations	6,588,035	6,571,932
Sales and marketing	6,011,277	8,283,434
General and administrative	5,030,548	3,091,886

Total operating expenses	17,629,860	17,947,252

Operating income	1,719,483	3,779,051

Other expenses:
Interest income and expense, net	50,495	73,908

Total other expenses	50,495	73,908

Net earnings before taxes	1,668,988	3,705,143
Provision for income taxes	775,185	1,252,003

Net earnings	$893,803	$2,453,140

Earnings per share:
Basic	$0.08	$0.21

Diluted	$0.07	$0.21

Weighted average number of common shares outstanding:
Basic	11,868,431	11,849,927

Diluted	11,948,994	11,928,302

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	COMMON STOCK		ADDITIONAL PAID-IN	ACCUMU- LATED	TOTAL STOCK- HOLDERS’
	SHARES	AMOUNT	CAPITAL	EARNINGS	EQUITY
Balance, December 31, 2003	11,872,147	$118,722	$25,820,895	$7,662,487	$33,602,104

Stock options exercised	1,250	13	4,425	__	4,438
Net earnings	__	__	__	893,803	893,803

Balance, June 30, 2004	11,873,397	$118,735	$25,825,320	$8,556,290	$34,500,345

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
Operating activities:
Net earnings	$893,803	$2,453,140
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,094,483	1,019,410
Change in allowance for doubtful accounts	(117,419)	(23,260)
Changes in assets and liabilities (net of business acquired):
Accounts receivable	94,296	740,801
Income taxes receivable	(12,756)	—
Notes receivable	116,666	(327,069)
Inventory	14,820	51,931
Prepaid expenses	70,874	149,017
Other current assets	—	25,000
Other assets	(28,034)	(2,775)
Accounts payable	(133,897)	313,287
Accrued liabilities	(109,969)	31,721
Deferred fees	(162,143)	(111,579)
Income taxes payable	296,240	67,256

Net cash provided by operating activities	2,016,964	4,386,880

Investing activities:
Cash used in business combination, net of cash acquired	(1,901,764)	—
Purchase of fixed assets	(360,661)	(438,093)

Net cash used in investing activities	(2,262,425)	(438,093)

Financing activities:
Exercise of stock options	4,438	1,657
Payments on capital leases	(711,691)	(708,613)

Net cash used in financing activities	(707,253)	(706,956)

Net (decrease) increase in cash and cash equivalents	(952,714)	3,241,831

Cash and cash equivalents at beginning of year	11,087,920	5,611,803

Cash and cash equivalents at end of period	$10,135,206	$8,853,634

Supplemental Disclosure:

Acquisition (replacement) of fixed assets through issuance of capital leases, net of retirements	$7,032	$507,912

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America.. Operating results for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2003 Form 10-K filed with the Securities and Exchange Commission.

Note 2 – Business Acquisition

On June 18, 2004, the Company completed its acquisition of Access Healthsource, Inc. (“Access”), a third party administrator.  Access’ results of operations have been included in the Company’s results of operations from that date. The terms of the transaction are such that the Company acquired all of the outstanding capital stock of Access for a purchase price of $3.4 million, consisting of 488,486 shares of common stock of the Company valued at $1.4 million ($2.866 per share), and $2 million in cash, excluding acquisition costs of investment banking, valuation and legal and accounting fees.  Investment banking, valuation and legal and accounting fees both paid and accrued were approximately $310,000.  In addition to the closing date purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not  considered a measure under  accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, National Center for the Employment of the Disabled, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500.  The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents, an increase to stockholders’ equity and a corresponding increase in goodwill.  With respect to the closing purchase price consideration, the 488,486 shares of the Company’s stock, valued at $1.4 million, have been placed in escrow pending the renewal of one of Access’ public sector contracts.  Upon contract renewal, the majority of the escrow shares valued at $1.4 million will be allocated to contracts and amortized over 10 years with a corresponding increase of $1.4 million in the Company’s stockholders’ equity.

Of the closing purchase price consideration of $2,310,000, $1,796,000 has been allocated to goodwill. The Company anticipates that the amortization of this goodwill will not be deductible for federal income tax purposes.  The remaining closing purchase price consideration has been allocated to working capital of $308,000 and fixed assets of $206,000.  The allocation to goodwill is considered appropriate, as Access strategically complements the Company’s healthcare service offering.  Access completes the Company’s healthcare offering which is to provide individuals and employee group markets access to preferred provider networks, medical escrow accounts and third party administration capabilities to adjudicate and pay for the medical claims.  From a sales distribution standpoint, the Company has the ability to grow Access’ regional business as the Company has numerous independent marketing representatives who sell both to the individual and employer groups throughout the United States.  The Company’s acquisition of Access serves to complement its most recent entry into the public sector market, with the State of Louisiana.  Access’ primary area of expertise is in the public sector market.

The following financial condensed results of operations presents the Company’s acquisition of Access prepared on a pro-forma basis.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Unaudited		Unaudited
	2004	2003	2004	2003
Revenues	$10,946,332	$12,475,129	$22,228,618	$24,837,747

Net earnings	$342,441	$1,288,085	$997,850	$2,770,635

Earnings per common share
Basic	$0.03	$0.11	$0.08	$0.23

Diluted	$0.03	$0.11	$0.08	$0.23

Weighted average number of common shares outstanding
Basic	11,873,397	11,861,365	11,868,431	11,849,927

Diluted	11,921,597	11,959,604	11,948,944	11,928,302

Note 3 – Common Stock Options

As of June 30, 2004, the Company has three stock-based compensation plans.  The Company applies APB 25 and related interpretations in accounting for its plans.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three and six months ended June 30, 2004 and 2003 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three and six months ended June 30, 2004 and 2003.

	FOR THE THREE MONTHS ENDED JUNE 30,
	2004	2003
Net earnings applicable to stockholders	$287,881	$1,266,380
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(210,376)	$(42,862)

Pro forma net earnings	$77,505	$1,223,518

	FOR THE THREE MONTHS ENDED JUNE 30,
	2004	2003
Earnings per share:
Basic - as reported	$.02	$0.11

Basic - pro forma	$.01	$0.10

Diluted - as reported	$.02	$0.11

Diluted - pro forma	$.01	$0.10

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
Net earnings applicable to stockholders	$893,803	$2,453,140
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(242,466)	(108,410)

Pro forma net earnings	$651,337	$2,344,730

	FOR THE SIX MONTHS ENDED JUNE 30,
	2004	2003
Earnings per share:
Basic - as reported	$0.08	$0.21

Basic - pro forma	$0.05	$0.20

Diluted - as reported	$0.07	$0.21

Diluted - pro forma	$0.05	$0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 4.49% (June 30, 2003 – 3.74%); no dividend yield; volatility of 86% (June 30, 2003 – 40%); and expected life less than five years.  The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

Note 4 – Earnings Per Share

The Company’s earnings per share data was computed as follows:

	For the Three Months Ended June 30,
	2004	2003
Basic earnings per share
Net earnings	$287,881	$1,266,380

Weighted average number of common shares outstanding during the period	11,873,397	11,861,365

Basic earnings per share	$0.02	$0.11

Diluted earnings per share
Net earnings	$287,881	$1,266,380

Weighted average number of common shares outstanding during the period	11,873,397	11,861,365
Stock Options	48,182	98,239
Weighted average number of shares outstanding during the period-assumed conversion	11,921,579	11,959,604
Diluted earnings per share	$0.02	$0.11

	For the Six Months Ended June 30,
	2004	2003
Basic earnings per share
Net earnings	$893,803	$2,453,140

Weighted average number of common shares outstanding during the period	11,868,431	11,849,927

Basic earnings per share	$0.08	$0.21

Diluted earnings per share
Net earnings	$893,803	$2,453,140

Weighted average number of common shares outstanding during the period	11,868,431	11,849,927

Stock Options	80,563	78,375

Weighted average number of shares outstanding during the period-assumed conversion	11,948,994	11,928,302
Diluted earnings per share	$0.07	$.021

The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended June 30, 2004 and 2003 was 1,101,198 and 564,741, respectively.

Note 5 – Contingencies

In September 2003, the Company was served with a lawsuit. The plaintiffs of this lawsuit have alleged that in May 2002 they were not allowed to exercise stock options and warrants issued by the Company. The plaintiffs are claiming damages based on the difference of the fair market value of the stock price of $15.75 and their exercise prices of $9.00 per share of common stock for each of the 61,000 warrants and $9.37 per share of common stock for each of the 185,000 stock options of the Company for potential damages of approximately $1.6 million. Although the lawsuit is in discovery, the Company believes that there are no merits to the plaintiffs’ arguments, as the plaintiffs neither rendered their stock option and warrant exercise documents to the Company, nor did they comply with the terms of their agreements regarding the manner in which the stock options and warrants were to be exercised.  However, we can give no assurance as to the outcome of this case.

In August and September 2003, the Company was served with two lawsuits arising out of the same set of facts. The two lawsuits were consolidated into one case now pending in the United States District Court for the Central District of California. The principal plaintiffs were members of our Care Entrée™ program. They allege that a provider listed as participating in our program refused to honor their membership card. The plaintiffs, in addition to seeking damages for the alleged failure of our services, also seek damages under various consumer protection statutes in the State of California and for injunctive relief that may affect our ability to do business in California. These damages may include all fees the Company received from members in California for the past four (4) years.   Management believes that it has complied with all applicable regulations.  However, we can give no assurance as to the outcome of this case.

In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc., purchased the outstanding common stock of Foresight, Inc. for $4,540,000. Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,540,000 of the purchase price does not qualify for long-term capital gain treatment. These former shareholders reported $4,540,000 of the purchase price as long-term capital gain. In connection with the Company’s merger- acquisition of Foresight, Inc., the Company assumed the indemnification obligation of Universal Marketing Services. Upon examination, the Internal Revenue Service may take the position that a portion of the $4,540,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain  rate of 20%. In the event the Internal Revenue Service successfully asserts that long-term capital gain classification was improper, the Company will be required to indemnify the former shareholders.

Note 6 – Subsequent Event – Stock Repurchase Plan

On July 8, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common Stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  As of August 16, 2004, the Company had purchased 50,000 shares under this authorization for a total  consideration  of $128,230 an average  price of $2.57 per share.