Form 10-Q
period 2004-09-30
PRECIS INC
filed 2004-11-15
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(866) 578-1665
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

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of November 4, 2004, 12,199,292 shares of the issuer’s common stock, $.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART I.                                                    FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 16.

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

Independent Marketing Representatives (IMRs) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of that members’ enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. We pay a total of 35% in override commissions down through seven levels. We have also established bonus pools that allow independent marketing representatives who have achieved certain levels to receive bonuses of up to 5% of our incremental revenues in these programs. Independent marketing representatives can also earn a commission equal to the membership fees if three or more program members are enrolled in a month. In the month of membership sales, no override commissions are paid to the representatives' upline.

Affordable Healthcare Insurance and Financial Products

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

On June 18, 2004, we acquired Access HealthSource, Inc. (“Access”), a full-service third party administrator, for a purchase price of $3.4 million, consisting of $2,000,000 of cash and $1,400,000 of the Company’s stock.  Through the acquisition of Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. Access helps us offer a more complete suite of healthcare services. We are now able to provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims.  From a sales distribution standpoint, we have the ability to grow Access’ regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States.  Our acquisition of Access serves to complement our most recent entry into the public sector market through our agreement with the State of Louisiana.  Access’ primary area of expertise is in the public sector market.

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

Intangible Assets

As of December 31, 2003 and September 30, 2004, our intangible assets of $21,077,284 and $24,273,310, respectively, represented the excess of acquisition costs over the fair value of net assets acquired.  The intangible assets at September 30, 2004 included $1,400,000 attributed to a contract acquired in the acquisition of Access.  That cost related to shares of the Company’s common stock released from escrow on September 14, 2004 upon renewal of a major contract between Access and one of its customers.  The contract carrying value will be amortized over the contract’s expected life of 10 years.  The remaining balance of intangible assets at September 30, 2004 consists of goodwill and is not amortized.  As of December 31, 2003, no impairment had been indicated.

The goodwill balance of $22,873,310 as of September 30, 2004 consisted of $19,077,284 that arose from the merger-acquisition of The Capella Group, Inc., $2,000,000 from the acquisition of Foresight, Inc., and $1,796,026 which arose from the acquisition of Access.  Our goodwill valuation is dependent primarily on the projected revenue and net earnings of our Care Entrée™ healthcare, Foresight, Inc.’s club membership business, and Access’ third party administration services. The procedures surrounding goodwill valuation are very subjective and difficult to quantify given that the projected revenue and net earnings associated with our Care Entrée™ healthcare membership business is based on a business strategy that is fairly new, innovative and evolutionary in nature. In the case of our club membership business, this business is considered relatively mature and generally has a lower expected growth rate compared to our Care Entrée™ business.  Our recent acquisition of Access serves to complement our Precis healthcare membership business particularly in the self-funded government and employer markets and forms part of our Precis business strategy.

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three and nine months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Unaudited		Unaudited
	2004	2003	2004	2003
Product and service revenues	$10,291,188	$10,268,629	$29,640,532	$31,994,932

Operating expenses:
Cost of operations	3,795,139	3,221,085	10,383,174	9,793,017
Sales and marketing	2,710,093	3,899,966	8,703,678	12,183,400
General and administrative	3,494,494	1,614,261	8,542,735	4,706,147

Total operating expenses	9,999,726	8,735,312	27,629,587	26,682,564

Operating income	291,462	1,533,317	2,010,945	5,312,368

Other expenses:
Interest income and expense, net	6,948	39,608	57,443	113,516

Total other expenses	6,948	39,608	57,443	113,516

Earnings before income taxes	284,514	1,493,709	1,953,502	5,198,852
Provision for income taxes	188,231	522,739	963,414	1,774,743

Net earnings	$96,283	$970,970	$990,088	$3,424,109

Earnings per common share:
Basic	$0.01	$0.08	$0.08	$0.29

Diluted	$0.01	$0.08	$0.08	$0.29

Weighted average number of common shares outstanding:
Basic	12,104,582	11,851,579	12,103,957	11,840,141

Diluted	12,144,133	11,984,396	12,208,468	11,936,291

Operational Review for the Three and Nine Months Ended September 30, 2004

The year ended December 31, 2003 as well as the three and nine months ended September 30, 2004 continues to be a transitional period for us.  We implemented member escrow accounts beginning in the fourth quarter of 2002 in response to the market changes in the healthcare savings industry.   Our members are now required to establish and maintain escrow accounts to access and provide payment for hospital services.  As of September 30, 2004, our individual members who have escrowed funds with us was approximately 20.9% (13,400 members) of our total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.

Our healthcare membership base was approximately 64,000 members as of September 30, 2004 as compared to 87,000 members as of September 30, 2003, a decrease of approximately 23,000 members or 26.4%.   This reduction in healthcare membership base was primarily due to the implementation of the escrow account requirements. As a result of the escrow healthcare program changes introduced during 2003 and 2002, our independent marketing representative base experienced a significant reduction in 2003.  This reduction continued during the three and nine months ended September 30, 2004.

Although these escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2003 and for the three and nine months ended September 30, 2004, these changes were required to provide assurance of payment to the healthcare providers and, accordingly, their continued willingness to provide healthcare services to our members.

Implementation of the escrow requirement was critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States will no longer accept the typical “health discount” card. The success of our new healthcare product offering has not been fully determined. Therefore, its long-term impact on both revenues and net earnings is currently unknown and may not be known until early 2005.  The increase in our members’ escrow or cash-in-trust went from $108,152 as of December 31, 2002 to $4,837,191 as of September 30, 2004 and provides preliminary, although not conclusive, evidence of the acceptance of this form of medical savings product offering.  The increase in the members escrow or cash-in-trust from September 30, 2003 to September 30, 2004 was $2,837,060.

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

Comparison of the Three Months Ended September 30, 2004 and 2003

Product and Service Revenues.  During the three months ended September 30, 2004, revenues were $10,291,188, an increase of $22,559 or .22%, from $10,268,629 during the comparable 2003 period.   Actual revenues for the three months ended September 30, 2004, included a decrease of $2,021,781 in our Care Entrée program due to a reduction of members as a result of our implementation of member escrow account requirements.  However, revenues for the three months ended September 30, 2004 were positively impacted by our recent acquisition of Access that produced $1,752,224 in revenue and our new Care Financial division that produced $237,728.

The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry.   Our individual members are now required to establish and maintain escrow accounts and provide payment for hospital, physician and other healthcare services.  We are then able to pre-certify the members’ ability to pay based upon the available escrow-account balances and to process the members’ payments directly to the healthcare providers to help assure their payment.  As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact on revenues and net earnings of this newly restructured product offering will not be known until early 2005.  The escrowed funds referred to as cash-in-trust on our balance sheet were $4,837,191 as of September 30, 2004. The reduction in revenue in our wholesale club membership programs was due to the maturity and competitive nature of this business as compared to our healthcare membership savings business that operates in a higher growth market.

For the three months ended September 30, 2004, approximately 75% of our revenues were attributable to our healthcare membership program.

Operating Metrics

Our healthcare membership base consisted approximately of 64,000 members as of September 30, 2004, compared to 87,000 members as of September 30, 2003, a decrease of approximately 23,000 members or 26.4%.  The reduction in our healthcare membership base was due to the implementation of the escrow account requirements commencing in the fourth quarter of 2002.

As a result of the escrow healthcare program changes introduced during 2002 and 2003, our independent marketing representative base experienced a significant reduction in 2003 and 2004.  This reduction continued during the nine months ended September 30, 2004.

Cost of Operations.  Cost of operations for the three months ended September 30, 2004 increased $574,054 or 17.8%, to $3,795,139 from $3,221,085 during the 2003 comparable period.

Cost of operations was approximately 36.9% of revenues during the three months ended September 30, 2004, while during the comparable 2003 period cost of operations was 31.4% of revenues.  The increase was primarily attributable to the inclusion in operations for the three months ended September 30, 2004 and costs of operations for Access (for which costs of  operations were 34.4% of revenues during that period).

Sales and Marketing Expenses.  Sales and marketing expenses decreased $1,189,873 or 30.5%, to $2,710,093 during the three months ended September 30, 2004 from $3,899,966 during the comparable 2003 period.

Sales and marketing expenses represented 26.3% and 38.0% of revenues for the three months ended September 30, 2004 and 2003, respectively.  The decrease as a percentage of revenues was primarily attributable to a shift in the mix between private label and healthcare membership business.  Our private label business has significantly lower sales and marketing expenses as a percent of revenue compared to our healthcare business which is sold to individual members.

General and Administrative Expenses.  General and administrative expenses increased $1,880,233 or 116.5%, to $3,494,494 during the three months ended September 30, 2004 from $1,614,261 during the comparable 2003 period.  General and administrative expenses represented 34.0% and 15.7% of revenues for the three months ended September 30, 2004 and 2003, respectively.

The increase in general and administrative expenses for the three months ended September 30, 2004 was primarily due to the acquisition of Access which added $842,275, legal fees of $329,760, introduction of our Care125 FSA and HRA products which added costs of $322,414, and management of the member escrow accounts for our healthcare savings products which added costs of $137,540.

Total Operating Expenses.  During the three months ended September 30, 2004, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $1,264,414 or 14.5%, to $9,999,726 from $8,735,312 during the comparable 2003 period.  Total operating expenses represented approximately 97.2% and 85.1% of revenues for the three months ended September 30, 2004 and 2003, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the three months ended September 30, 2004, operating income was $291,462, a decrease of $1,241,855 or 81%, from $1,533,317 during the comparable 2003 period.  Net earnings were $96,283, or 0.9% of revenues, net of provision for income taxes of $188,231.  In comparison, during the three months ended September 30, 2003, net earnings were $970,970 or 9.5% of revenues, net of provision for income taxes of $522,739.  During the three months ended September 30, 2004, net earnings per common share calculated on a fully diluted basis were $.01 per share compared to $.08 from the comparable 2003 period.  Net earnings and net earnings per common share calculated on a fully diluted basis for the three months ended September 30, 2004 were impacted by net cost increases as a percent of revenue, as previously described.

Comparison of the Nine Months Ended September 30, 2004 and 2003

Product and Service Revenues.  During the nine months ended September 30, 2004, revenues were $29,640,532, a decrease of $2,354,406 or 7.4%, from $31,994,932 during the comparable 2003 period.  The reduction in revenues was primarily due to (i) reductions in the members in our Care Entrée program as a result of our implementation of member escrow account requirements of $4,430,620  and (ii) reductions in our wholesale club membership programs of $829,507.  Revenues for the nine months ended September 30, 2004, were positively impacted by the $1,960,935 revenues attributable to Access, revenues of $270,008 from Care Financial, revenues of $393,361 for the maintenance fees related to the escrow accounts and revenues of $281,423 related to the State of Louisiana contract.

The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry.   Our individual members are now required to establish and maintain escrow accounts and provide payment for hospital, physician and other healthcare services.  We are then able to pre-certify the members’ ability to pay based upon the available escrow-account balances and to process the members’ payments directly to the healthcare providers to help assure their payment.  As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact on revenues and net earnings of this newly restructured product offering will not be known until early 2005.  The escrowed funds referred to as cash-in-trust on our balance sheet were $4,837,191 as of September 30, 2004. The reduction in revenue in our wholesale club membership programs was due to the maturity and competitive nature of this business as compared to our healthcare membership savings business that operates in a higher growth market.

For the nine months ended September 30, 2004, approximately 85.8% of our revenues were attributable to our healthcare membership program.

Operating Metrics

Our healthcare membership base consisted approximately of 64,000 members as of September 30, 2004, compared to 87,000 members as of September 30, 2003, a decrease of approximately 23,000 members or 26%.  The reduction in our healthcare membership base was due to the implementation of the escrow account requirements commencing in the fourth quarter of 2002.

As a result of the escrow healthcare program changes introduced during 2002 and 2003, our independent marketing representative base experienced a significant reduction in 2003 and 2004.  This reduction continued during the nine months ended September 30, 2004.

Cost of Operations.  Cost of operations for the nine months ended September 30, 2004 increased $590,157 or 6.0%, to $10,383,174 from $9,793,017 during the 2003 comparable period.

Cost of operations was approximately 35.0% of revenues during the nine months ended September 30, 2004, while during the comparable 2003 period cost of operations was 30.6% of revenues.  The increase was primarily attributable to  the acquisition of Access, the additional processing costs to administer  the escrow accounts and claims processing, and to the inclusion of operations for the three and a half months ended September 30, 2004  of costs of operations for Access.   This increase was offset by a decrease in customer service costs from the reduction in our membership base

Sales and Marketing Expenses.  Sales and marketing expenses decreased $3,479,722 or 28.6%, to $8,703,678 during the nine months ended September 30, 2004 from $12,183,400 during the comparable 2003 period.

Sales and marketing expenses represented 29.4% and 38.1% of revenues for the nine months ended September 30, 2004 and 2003, respectively.  The decrease as a percentage of revenues was primarily attributable to a shift in the mix between private label and healthcare membership business.  Our private label business has significantly lower sales and marketing expenses as a percent of revenue compared to our healthcare business which is sold to individual members.

General and Administrative Expenses.  General and administrative expenses increased $3,836,588 or 81.5%, to $8,542,735 during the nine months ended September 30, 2004 from $4,706,147 during the comparable 2003 period.  General and administrative expenses represented 28.8% and 14.7% of revenues for the nine months ended September 30, 2004 and 2003, respectively.

The increase in general and administrative expenses for the nine months ended September 30, 2004 was largely due to the acquisition of Access which added $932,701. Additionally, the launch of our new suite of products for Care Financial, including annuities, life insurance, and flexible spending accounts, resulted in increased general and administrative costs of $737,598. Furthermore, litigation and other legal matters, as discussed in Legal Proceedings below, resulted in increases of $526,451. Also, the implementation of member escrow accounts for our healthcare savings customers resulted in increases to general and administrative expenses of $487,719. Finally, costs to comply with the Sarbanes-Oxley Act and other regulations for public companies increased general and administrative expenses by $306,297.

Total Operating Expenses.  During the nine months ended September 30, 2004, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $947,023 or 3.5%, to $27,629,587 from $26,682,564 during the comparable 2003 period.  Total operating expenses represented approximately 93.2% and 83.4% of revenues for the three months ended September 30, 2004 and 2003, respectively.  The decrease in operating margins was due to the reasons described above.

Operating Income and Net Earnings.  During the nine months ended September 30, 2004, operating income was $2,010,945, a decrease of $3,301,423 or 62.1%, from $5,312,368 during the comparable 2003 period.  Net earnings were $990,088, or 3.3% of revenues, net of provision for income taxes of $963,414.  In comparison, during the nine months ended September 30, 2003, net earnings were $3,424,109 or 10.7% of revenues, net of provision for income taxes of $1,774,743.  During the nine months ended September 30, 2004, net earnings per common share calculated on a fully diluted basis were $.08 per share compared to $.29 from the comparable 2003 period.  Net earnings and net earnings per common share calculated on a fully diluted basis for the nine months ended September 30, 2004 were impacted by net cost increases as a percent of revenue as well as the reduction in revenues, as previously described.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At September 30, 2004 and December 31, 2003, we had deferred tax benefits consisting primarily of net operating loss carryforwards of $693,473.  The tax benefit was attributable to net operating loss carryforwards of approximately $2,174,000, as of December 31, 2003, which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of September 30, 2004 and December 31, 2003 was $373,129 and $623,409, respectively.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2004 and 2003 was $2,786,484 and $6,095,077, respectively, a decrease of $3,308,593.   The decrease in net cash provided by operating activities for the nine months ended September 30, 2004 was due to the reduced net earnings during the period as well as certain working capital timing differences incurred during the nine months ended September 30, 2003.  These working capital timing differences primarily included accounts receivable, accounts payable and accrued liabilities, prepaid expenses offset in part by notes receivable and income taxes payable.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $2,602,571 and $728,337, respectively.  On June 18, 2004, net cash of $2,000,000 was used in connection with the acquisition of Access Healthsource, Inc.  The remaining cash used in investing activities for the nine months ended September 30, 2004 and 2003 was used to purchase fixed assets necessary to accommodate and support our operations.

Financing Activities.  Net cash used in financing activities for the nine months ended September 30, 2004 and 2003, was $1,436,160 and $1,044,569, respectively.  During the nine months ended September 30, 2004 and 2003, net cash used in financing activities was used for repayments of capital leases.

At September 30, 2004 and December 31, 2003, we had working capital of $7,961,547 and $8,818,823, respectively. Other than our capital lease obligations of $789,370, we do not have any capital commitments. We do not anticipate that our capital expenditures for the remainder of  2004 will exceed the amount incurred during 2003.  We believe that our existing cash and cash equivalents, and cash provided by operations will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

Stock Repurchase Plan

On July 8, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  As of the filing of this report, we have purchased 162,592 shares under this authorization for a total  consideration of $450,012 weighted average  price of $2.77 per share.  Given the current interest rate environment, the nature of other available investments and our expected cash flows, we believe that purchasing our common stock shares enhances shareholder value.  Any additional treasury stock purchases will be made at prices that we are considered attractive and at such times that we believe will not unduly impact our liquidity.

Month	Quantity Purchased	Weighted Avg. Stock Price/Share	Total Cost
July	21,000	$2.62	$55,020
August	55,201	2.58	142,418
September	56,191	3.01	169,135
October	30,200	2.76	83,438

As of November 5, 2004	162,592	$2.77	$450,011

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

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2003 and our Schedule 14A Proxy Statement for our 2004 annual shareholders meeting, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

PART II OTHER INFORMATION

Item 1.                       Legal Proceedings

We previously reported that we are a defendant in two different cases involving facts arising from the same incident in California.  The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public vs. Precis, Inc., an Oklahoma corporation and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the county of Los Angeles.  A second case styled “California Foundation for Business Ethics, Inc., a California non-profit corporation, v Precis, Inc., and Does 1 through 100, inclusive was filed on September 9, 2003, in the Superior Court of the State of California for the country of Los Angeles.

The two above cases were removed to the United States District Court for the Central District of California and consolidated, by order of the court, on December 4, 2003.

In both cases, allegations were made that our Care Entrée program violated consumer protection statutes in California.  The Company has entered into settlement agreements with the plaintiffs in both cases.  We settled with the Foundation for Business Ethics in the third quarter and with the Zermenos in October.  As part of those settlements, we have paid a total of $96,500 to the plaintiffs and agreed to comply with certain provisions of Section 1812 of the California Civil Code.  This is the law that governs discount buying organizations.  We do not expect that this settlement will have any material effect on our ability to do business in California.  We have not yet settled one claim brought by the Zermenos.  This remaining claim is that the Care Entrée program violates Section 445 of the California Health and Safety Code, a provision that prohibits the payment of fees for referrals made to medical providers.  Per our agreement with the Zermenos, this remaining claim will be submitted to a California state judge for proceeding by way of a summary judgment motion, without any further discovery expected.  We cannot provide any assurance regarding the outcome of this of the remaining piece of the litigation.  A finding that the Care Entrée program does violate Section 445 would have a material negative effect on our operations in California.

The other matter which we have previously reported, Kirk, et al v, Precis, Inc. and David May, remains pending in the District Court of Tarrant County, Texas, Case No. 236 201 468 03.  The Company has brought a denial of coverage lawsuit against its insurance carriers.  Our carriers have denied coverage of the claim that we submitted with respect to our potential liability from this litigation.

Item 2.           Changes in Securities and Use of Proceeds

(a) None.
(b) None.
(c) None.
(d) None.

Item 3	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2003.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003 incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed with the Commission on May 14, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

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

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Judith H. Henkels as Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Robert L. Bintliff as Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Robert L. Bintliff as Chief Financial Officer.

(b) Reports on Form 8-K:

On July 2, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 2 – Acquisition or disposition of assets:

Reporting our acquisition of Access HealthSource, Inc.

Item 7 – Financial statements and exhibits:

Exhibit 2.1 - Stock Purchase Agreement

Exhibit 2.7 - Employment Agreement

Exhibit 99.1 - Press release announcing acquisition of Access HealthSource, Inc.

On July 8, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 5 – Other events and regulation FD disclosure:

Reporting the authorized repurchase by the Company of up to 500,000 shares of its common stock.

Item 7 – Financial statements and exhibits:

Exhibit 99.1 - Press release announcing repurchase program

On August 4, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 7 – Financial statements and exhibits:

Exhibit 99.1 - Press release announcing the expected results of operations for the three months and six months ended on June 30, 2004.

Item 12 – Results of operations and financial condition for a completed quarter:

Reporting our expected results of operations for the three months and six months ended on June 30, 2004.

On September 1, 2004, Registrant filed a report on Form 8-K reporting the following items:

Item 5.02 – Departure of directors or principal officers, election of directors, appointment of principal officers:

Reporting appointment of Robert L. Bintliff as our Executive Vice President and Chief Financial Officer.

Item 9.01 – Exhibits:

Exhibit 99.1 - Press release announcing appointment of Robert L. Bintliff as our Executive Vice President and Chief Financial Officer

On September 1, 2004, Registrant filed a report on Form 8-K/A reporting the following items:

Item 9.01 - Financial statements and exhibits:

Amending Form 8-K filed on June 18, 2004 and filed with the Commission on July 2, 2004 to include additional financial information.

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: November 15, 2004	/s/ JUDITH H. HENKELS
Judith H. Henkels
Chief Executive Officer

Date: November 15, 2004	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2004 and 2003

Unaudited Condensed Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and 2003

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(unaudited)	(audited)
ASSETS
Current assets:
Cash in trust	$4,837,191	$2,768,447
Cash and cash equivalents	9,835,673	11,087,920
Accounts receivable	750,615	620,026
Income tax receivable	12,756	120,642
Notes receivable	400,400	467,904
Inventory	171,309	175,735
Prepaid expenses	560,451	377,015

Total current assets	16,568,395	15,617,689

Fixed assets, net	2,683,310	3,324,410
Intangible assets	24,273,310	21,077,284
Deferred tax asset, net	760,681	760,681
Other assets	274,635	33,600

Total assets	$44,560,331	$40,813,664

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$502,628	$387,824
Accrued liabilities	2,090,058	1,848,407
Income taxes payable	309,965	236,022
Member liabilities	4,837,191	2,768,447
Deferred fees	1,966	171,156
Current portion of capital leases	694,760	1,387,010

Total current liabilities	8,436,568	6,798,866

Capital lease obligation, net of current portion	94,610	275,422
Deferred income tax	387,552	137,272

Total liabilities	8,918,730	7,211,560

Stockholders’ equity:
Preferred stock, $1 par value, 2,000,000 shares authorized; 0 shares issued and outstanding	—	—

Common stock, $.01 par value, 100,000,000 shares authorized; 12,361,883 issued and outstanding (11,872,147 issued and outstanding as of December 31, 2003)	123,619	118,722
Additional paid-in capital	27,221,435	25,820,895
Accumulated earnings	8,652,575	7,662,487
Treasury stock (132,392 shares, at cost)	(356,028)	—

Total stockholders’ equity	35,641,601	33,602,104

Total liabilities and stockholders’ equity	$44,560,331	$40,813,664

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Product and service revenues	$10,291,188	$10,268,629

Operating expenses:
Cost of operations	3,795,139	3,221,085
Sales and marketing	2,710,093	3,899,966
General and administrative	3,494,494	1,614,261

Total operating expenses	9,999,726	8,735,312

Operating income	291,462	1,533,317

Other expenses:
Interest income and expense, net	6,948	39,608

Total other expenses	6,948	39,608

Net earnings before taxes	284,514	1,493,709
Provision for income taxes	188,231	522,739

Net earnings	$96,283	$970,970

Earnings per share:
Basic	$0.01	$0.08

Diluted	$0.01	$0.08

Weighted average number of common shares outstanding:
Basic	12,104,582	11,851,579

Diluted	12,144,133	11,984,396

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Product and service revenues	$29,640,532	$31,994,932

Operating expenses:
Cost of operations	10,383,174	9,793,017
Sales and marketing	8,703,678	12,183,400
General and administrative	8,542,735	4,706,147

Total operating expenses	27,629,587	26,682,564

Operating income	2,010,945	5,312,368

Other expenses:
Interest income and expense, net	57,443	113,516

Total other expenses	57,443	113,516

Net earnings before taxes	1,953,502	5,198,852
Provision for income taxes	963,414	1,774,743

Net earnings	$990,088	$3,424,109

Earnings per share:
Basic	$0.08	$0.29

Diluted	$0.08	$0.29

Weighted average number of common shares outstanding:
Basic	12,103,957	11,840,141

Diluted	12,208,468	11,936,291

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					ADDITIONAL PAID-IN CAPITAL	ACCUMU LATED EARNINGS	TOTAL STOCK- HOLDERS’ EQUITY
	COMMON STOCK		TREASURY STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, December 31, 2003	11,872,147	$118,722		$	$25,820,895	$7,662,487	$33,602,104

Issuance of stock in business combination	488,486	4,885			1,395,115		1,400,000

Stock options exercised	1,250	12			5,425	—	5,437

Repurchase of common stock			(132,392)	(356,028)			(356,028)

Net earnings	—	—			—	990,088	990,088

Balance, September 30, 2004	12,361,883	$123,619	(132,392)	$(356,028)	$27,221,435	$8,652,575	$35,641,601

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Operating activities:
Net earnings	$990,088	$3,424,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	1,660,155	1,529,724
Change in allowance for doubtful accounts	152,302	(61,254)
Changes in assets and liabilities (net of business acquired):
Accounts receivable	(282,893)	926,920
Income taxes receivable	107,886	500,000
Notes receivable	67,504	(312,069)
Inventory	4,426	42,575
Prepaid expenses	(183,436)	(58,751)
Other current assets	—	25,000
Other assets	(241,035)	(2,775)
Accounts payable	114,804	328,747
Accrued liabilities	241,651	152,899
Deferred fees	(169,190)	(395,179)
Income taxes payable	73,942	(4,869)
Deferred income tax	250,280	—

Net cash provided by operating activities	2,786,484	6,095,077

Investing activities:
Cash used in business combination	(2,000,000)	—
Purchase of fixed assets	(602,571)	(728,337)

Net cash used in investing activities	(2,602,571)	(728,337)

Financing activities:
Exercise of stock options	5,438	22,231
Payments on capital leases	(1,085,570)	(1,066,800)
Repurchase of common stock	(356,028)	—

Net cash used in financing activities	(1,436,160)	(1,044,569)

Net (decrease) increase in cash and cash equivalents	(1,252,247)	4,322,171

Cash and cash equivalents at beginning of year	11,087,920	5,611,803

Cash and cash equivalents at end of period	$9,835,673	$9,933,974

Supplemental disclosure:

Acquisition of fixed assets through issuance of capital leases, net of retirements	$10,054	$529,238

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2003 Form 10-K filed with the Securities and Exchange Commission.

Note 2 – Business Acquisition

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”), a third party administrator from National Center for the Employment of the Disabled.  Access’ results of operations have been included in the Company’s results of operations from that date. The terms of the transaction are such that the Company acquired all of the outstanding capital stock of Access for a purchase price of $3.4 million, consisting of 488,486 shares of common stock of the Company valued at $1.4 million ($2.87 per share), and $2 million in cash, excluding acquisition costs of investment banking, valuation and legal and accounting fees.  Investment banking, valuation and legal and accounting fees both paid and accrued were approximately $310,000 for a total purchase price consideration of $3,710,000.  In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not  considered a measure under  accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500.  The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents, an increase to stockholders’ equity and a corresponding increase in goodwill.

Of the closing purchase price consideration of $3,710,000, $1,796,000 has been allocated to goodwill and by $1,400,000 has been allocated to a contract acquired in the acquisition of Access.  The Company anticipates that the amortization of this goodwill will not be deductible for federal income tax purposes.  The remaining closing purchase price consideration has been allocated to working capital of $308,000 and fixed assets of $206,000.  The allocation of $1,796,000 to goodwill is considered appropriate, as Access strategically complements the Company’s healthcare service offering.  Access completes the Company’s healthcare offering which is to provide individuals and employee group markets access to preferred provider networks, medical escrow accounts and third party administration capabilities to adjudicate and pay for the medical claims.  From a sales distribution standpoint, the Company has the ability to grow Access’ regional business as the Company has numerous independent marketing representatives who sell both to the individual and employer groups throughout the United States.  The Company’s acquisition of Access serves to complement its most recent entry into the public sector market, with the State of Louisiana.  Access’ primary area of expertise is in the public sector market.  The contract carrying value of $1,400,000 will be amortized over the contract’s expected life of 10 years.

The following financial condensed results of operations presents the Company’s acquisition of Access prepared on a pro-forma basis.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Unaudited		Unaudited
	2004	2003	2004	2003
Revenues	$10,291,188	$11,775,826	$32,519,806	$36,613,573

Net earnings	$96,283	$1,055,993	$1,094,133	$3,826,628

Earnings per common share
Basic	$.01	$.09	$.09	$.32

Diluted	$.01	$.09	$.09	$.32

Weighted average number of common shares outstanding
Basic	12,104,582	11,851,579	12,103,957	11,840,141

Diluted	12,144,133	11,984,396	12,208,468	11,936,291

Note 3 – Common Stock Options

As of September 30, 2004, the Company has three stock-based compensation plans.  The Company applies APB 25 and related interpretations in accounting for its plans.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three and nine months ended September 30, 2004 and 2003 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three and nine months ended September 30, 2004 and 2003.

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Net earnings applicable to stockholders	$96,283	$970,970
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(69,242)	$(165,915)

Pro forma net earnings	$27,041	$805,055

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Earnings per share:
Basic - as reported	$.01	$0.08

Basic - pro forma	$.00	$0.07

Diluted - as reported	$.01	$0.08

Diluted - pro forma	$.00	$0.07

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Net earnings applicable to stockholders	$990,088	$3,424,109
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(295,256)	(278,935)

Pro forma net earnings	$694,832	$3,145,174

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003
Earnings per share:
Basic - as reported	$0.08	$0.29

Basic - pro forma	$0.06	$0.27

Diluted - as reported	$0.08	$0.29

Diluted - pro forma	$0.06	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 1.75% (September 30, 2003 – 3.74%); no dividend yield; volatility of 40% (September 30, 2003 – 40%); and expected life less than five years.  The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

Note 4 – Earnings Per Share

The Company’s earnings per share data was computed as follows:

	For the Three Months Ended September 30,
	2004	2003
Basic earnings per share
Net earnings	$96,283	$970,970

Weighted average number of common shares outstanding during the period	12,104,582	11,851,579

Basic earnings per share	$0.01	$0.08

Diluted earnings per share
Net earnings	$96,283	$970,970

Weighted average number of shares - Diluted	12,144,133	11,984,396
Diluted earnings per share	$0.01	$0.08

	For the Nine Months Ended September 30,
	2004	2003
Basic earnings per share
Net earnings	$990,088	$3,424,109

Weighted average number of common shares outstanding during the period	12,103,957	11,840,141

Basic earnings per share	$0.08	$0.29

Diluted earnings per share
Net earnings	$990,088	$3,424,109

Weighted average number of shares - Diluted	12,208,468	11,936,291
Diluted earnings per share	$0.08	$.29

Note 5 – Contingencies

In September 2003, the Company was served with a lawsuit. The plaintiffs of this lawsuit have alleged that in May 2002 they were not allowed to exercise stock options and warrants issued by the Company. The plaintiffs are claiming damages based on the difference of the fair market value of the stock price of $15.75 and their exercise prices of $9.00 per share of common stock for each of the 61,000 warrants and $9.37 per share of common stock for each of the 185,000 stock options of the Company for potential damages of approximately $1.6 million.  The lawsuit remains pending.  The Company believes that there are no merits to the plaintiffs’ arguments, as the plaintiffs neither rendered their stock option and warrant exercise documents to the Company, nor did they comply with the terms of their agreements regarding the manner in which the stock options and warrants were to be exercised.  However, we can give no assurance as to the outcome of this case.  Moreover, our insurance carriers have denied any potential coverage of our liabilities in this matter.  We have filed a lawsuit seeking a declaratory judgment to compel the carriers to cover our any liability incurred by the Company in these lawsuits, beyond our $150,000 deductible.  We can give no assurance as the outcome of this case.

In August and September 2003, the Company was served with two lawsuits arising out of the same set of facts. The two lawsuits were consolidated into one case in the United States District Court for the Central District of California.  The principal plaintiffs were members of our Care Entrée™ program. They allege that a provider listed as participating in our program refused to honor their membership card.   The Company has entered into settlement agreements with the plaintiffs in both cases.  As part of those settlements, we have paid a total of $96,500 to the plaintiffs and agreed to comply with certain provisions of Section 1812 of the California Civil Code.  This is the law that governs discount buying organizations.  We do not expect that this settlement will have any material effect on our ability to do business in California.   We have not settled one remaining claim that the Care Entrée program violates Section 445 of the California Health and Safety Code, a provision that prohibits the payment of fees for referrals made to medical providers.   Per our agreement with the plaintiffs, this remaining claim will be submitted to a California state judge for proceeding by way of a summary judgment motion, without any further discovery expected.   We cannot provide any assurance regarding the outcome of this of the remaining piece of the litigation.  A finding that the Care Entrée program does violate Section 445 would have a material negative effect on our operations in California.