Form 10-K
period 2004-12-31
PRECIS INC
filed 2005-04-18
CIK 1017440

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2004

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

Common Stock, $0.01 Par Value

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 (the last business day of our most recent second fiscal quarter), was $20,872,394 based on the closing sale price on that date.

As of April 13, 2005, 12,011,843 shares of the issuer’s common stock, $.01 par value, were outstanding.

PRECIS, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2004

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Description of Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are described under the heading “Additional Factors That May Affect Our Future Results” and include general economic and business conditions, our ability to implement our business strategies, competition, availability of key personnel, increasing operating costs, unsuccessful promotional efforts, changes in brand awareness, acceptance of new product offerings, retention of members and independent marketing representatives and changes in, or the failure to comply with government regulations.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Precis, Inc. (“Precis, we or the Company”) primarily offers memberships in programs that offer savings on a wide range of healthcare services. Substantially all of our revenue is derived from our healthcare membership savings programs, which is our primary business segment. See Note 15 – Segmented Information in the Financial Statements included herein. For the year ended December 31, 2004, 86.1% of our consolidated revenue was from our healthcare membership savings programs. The remaining 13.9%  is derived primarily from providing full third party administration services to adjudicate and pay medical claims for employers who have self-funded at least a portion of their healthcare costs.

Our programs offer savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy under the name Care Entrée™, but are also offered through resellers who have privately labeled or co-branded the Care Entrée™ services and through employers as part of an employee benefit plan.

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

We also offer full third party administration services through our wholly-owned subsidiary, Access HealthSource, Inc., (“Access”).  Access helps us offer a more complete suite of healthcare services. We are now able to provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims.  We acquired Access in the second quarter of 2004 and its results of operations have contributed favorably to our consolidated results.  Access has successfully secured multi-year contracts on favorable terms with its two largest clients and has brought us a stable source of revenue.  Moreover, we have realized certain intangible benefits from the acquisition.  For instance, we have broadened the management responsibilities of several members of Access’ management team to company-wide roles.  Our new Chief Operating Officer, Frank Apodaca, is the President and C.E.O. of Access and he will be implementing, on a company-wide basis, operational controls that have been successful at Access.

2004 was a difficult year for the Company.  The combination of decreasing revenues resulting from a more complex escrow-based healthcare savings product, a frustrated independent marketing sales force, and increased expenses from, among other things, new compensatory sales initiatives produced an operating loss.  We discuss these results in detail throughout this report.  In the first quarter of 2005, we have undertaken measures and initiatives to improve our operating performance.  These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned above, (ii) the termination of certain equipment capital leases, (iii) other cost reduction actions, and (iv) exploration of additional products to compliment our core healthcare savings product and offer additional compensatory incentives to our independent marketing representatives.

INDUSTRY OVERVIEWS

CONSUMER HEALTHCARE INDUSTRY.  The healthcare industry remains in a state of turmoil and crisis. It is estimated that 15.6% of all Americans, or 45.0 million individuals, were without health insurance coverage in 2003, up from 15.2% in 2002, an increase of 1.4 million people. [Source: “U.S. Census Bureau Statistics” published by the U.S. Department of Commerce.] The percentage of people working full-time without health insurance in 2003 was 17.5%, an increase from 16.8% in 2002. [Source: “U.S. Census Bureau Statistics” published by U.S. Department of Commerce] Nationally, healthcare expenditures topped $1.7 trillion in 2003, up from $1.2 trillion since 1999, [Source: Centers for Medicare and Medicaid Services.]

At the workplace, the trends are equally problematic. Between 2003 and 2004, monthly premiums for employer-sponsored health insurance rose 11.2%, the fourth consecutive year of double-digit premium increases. The increases are hitting small employers (under 200 workers) particularly hard. These small firms are more likely to have experienced an increase in premiums greater than 15%. These costs are not only being felt by the employer, but also by the employees. The average monthly worker contribution for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $47 and $222 in 2004. All told, the average monthly premiums for single and family coverage (including worker and employer share of premium) are $308 and $829 respectively. The cost of family coverage is now nearly $9,950 per year. Not surprisingly, employers are looking for alternatives. In 2004, 56% of employers reported that they shopped for a different healthcare arrangement. [Source: “Employer Health Benefits 2004 Summary of Findings”, published by the Kaiser Family Foundation]

Over utilization of the healthcare system is one of the factors behind these trends. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-payments, generally from $10 or $15 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves ultimately as having to pay the full costs of the medical services received.

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

Corporate America has been hit hard by escalating insurance costs and many companies are reacting by shifting the cost of insurance coverage to employees or cutting benefits. Fifty two percent (52%) of large companies (200 or more workers) report they are very or somewhat likely to increase their employee’s share of the costs of healthcare in 2004. [Source: “Employer Health Benefits 2004 Summary of Findings,” published by The Kaiser Family Foundation.] This creates a dilemma for the employer, it being difficult to attract and hire quality personnel without providing health benefits at a reasonable cost to the employee, while the cost of providing employee healthcare benefits may be prohibitive or unaffordable.

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

As a result, more Americans are being forced to self-insure and pay a growing portion of the cost of their healthcare. Some are entirely uninsured. Others can only afford or choose only a high deductible or limited benefit health insurance policy. In either case, this patient population increasingly forgoes medical procedures or relies on emergency care for its healthcare needs and often incurs prohibitive expenses. Additionally, costs of healthcare (in doctors’ offices and hospitals) for this patient population are often far higher than the amount an insured and the insurance company would pay for the same healthcare services for its insureds. The uninsured and underinsured patients have had no one to negotiate healthcare service costs on their behalf.

Additionally, the Bush administration has recently proposed federal legislation which would allow individuals who establish Health Savings Accounts (“HSAs”) to deduct from their income taxes the premiums they pay for their high-deductible polices, thus reducing the net cost of those policies.  Individuals who set up HSAs can save substantial sums on their health insurance and their taxes.  Moreover, HSAs are expected to give Americans more control over their health care spending.  President Bush has also proposed giving low-income families a $1,000 contribution made directly to their HSA, along with a $2,000 refundable tax credit to help purchase healthcare insurance covering major medical expenses.

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

•              A medical provider network that provides an effective and efficient means to deliver healthcare savings to the patient who is at least partially self-insured. We have accomplished this through arrangements with reputable, high quality preferred provider organizations. Our medical PPO network gives our members access to over 400,000 providers and 3,600 facilities throughout the U.S.

•              A computer system that can handle all the complexities of healthcare billing and fee schedules with speed and accuracy, enabling efficient re-pricing of medical bills, which is essential in our interaction with doctors’ offices. Accordingly, we have developed in-house systems for immediate eligibility verification and re-pricing of medical bills independently as well as with the electronic repricing systems of our medical PPO network.

•              A staff with managed care backgrounds that interacts with the healthcare providers. Managed healthcare is an art. Not everyone has the background to interact professionally and courteously with the thousands of people representing the providers in the network. Our staff is adequately trained to provide customer support and member steerage so that our members can achieve additional medical savings by obtaining the best rates even within the same medical provider network. The backgrounds of our staff include managing of claims offices, insurance sales, managing of physicians and physicians groups, hospital management, captive physician management, self-funding of healthcare, healthcare finance, sales and management of managed care software, and management of physician “front offices”.

•              A commitment to “hands on” customer service for both the patient-member and the healthcare provider. Most physicians and hospitals are in multiple preferred provider organization networks and do not know the negotiated rates at the time and point of healthcare service. We believe it is important that our services allow these providers to contact us at the time and point of service for this information so that they can immediately arrange for the collection of amounts due for the services provided; and

•              Credibility with providers who expect prompt payment in exchange for access to reduced rates. During the fourth quarter of 2002, we implemented escrow account requirements in response to the market changes in the healthcare savings industry. Members of our Care Entrée™ program are now required to establish and maintain escrow accounts to access and provide payment for hospital and physician healthcare services. We are then able to pre-certify the members’ ability to pay based upon the available escrow account balances and to process the members’ payments directly to the medical providers. This helps us assure that the payment to the provider is made promptly and efficiently. Foresight, Inc., a licensed third party administrator (TPA), administers the accounts. Effective October 1, 2003, these escrow accounts were made mandatory for access to all medical doctors and hospitals. By December 31, 2004, our cash-in-trust, which represents the aggregate amount that our members have on deposit in their escrow accounts was $4.9 million. Our private label partners are not required to offer these accounts to their members.

The combination of these elements has allowed us to become the “patient advocate.” We routinely assist our program members in saving 15% to 50% on their medical bills, and frequently more, by steering them to the most cost effective healthcare providers in their area. We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party. We facilitate the financial transaction between the healthcare provider and patient-member to allow the provider to receive prompt payment. Finally, because the patient-member is directly responsible for a significant portion of his or her medical expenses, the patient has an incentive to minimize utilization to achieve cost savings, regardless of whether the patient has a high deductible insurance policy or is self-insured.

Our membership program encompasses all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, air ambulance, 24-hour nurse hotline assistance, and long term care. Memberships in our Care Entrée™ programs range from $9.95 to $69.95 per month per family depending on the selected options, plus a one-time enrollment fee of $20.00 to $30.00.

Affordable Healthcare Insurance and Financial Products

Commencing in September 2003, through our subsidiary, Care Financial of Texas, L.L.C. (“Care Financial”), we began offering our high deductible and scheduled benefit insurance policies. In addition, we have recently added a suite of products including life insurance and annuities, along with health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Care125, a division of our Foresight, Inc. subsidiary (“Foresight”). The high deductible and scheduled benefit insurance policies, HSAs, HRAs and medical and dependent care FSAs, when combined with the Care Entrée™ program, offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. While these products are usually sold by licensed life and health insurance agents, the HRAs and medical and dependent care FSAs are also sold by our independent marketing representatives who, from a regulatory standpoint, are not required to be licensed to sell these products. The life insurance products serve to complement our healthcare product offerings by addressing our members’ overall financial condition. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents.

OUR GROUP AND WHOLESALE PRODUCTS

We offer three wholesale membership service solutions:

Private Label and Co-Brand Healthcare Programs

We design and offer healthcare membership programs for employer groups, retailers and association-based organizations. These programs are marketed under our “For Your Good Health” label or the privately labeled name of our client. Membership in these programs are offered and sold by direct sales or through marketing companies that ask prospective customers to call a customer service center for more information (in-bound direct marketing). We believe that our clients, their members, and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies or inbound direct marketing to target the profiled needs of the clients’ particular member base.

Repricing for Governments and Other Self-Funded Employers

For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we can also offer a more streamlined version of our product. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We offer these services for a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized.

On June 18, 2004, we acquired Access, a full-service third party administrator, for a purchase price of $3.4 million, consisting of $2,000,000 of cash and $1,400,000 of our common stock (488,486 shares).  Through the acquisition of Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self fund their healthcare benefits requirements. Access helps us offer a more complete suite of healthcare services.  Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims.  From a sales distribution standpoint, we have the ability to grow Access’ regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States.  Our acquisition of Access serves to complement our most recent entry into the public sector market through our agreement with the State of Louisiana.  Access’ primary area of expertise is in the public sector market.

Non-healthcare Related Club Membership Programs

Through Foresight, we also design non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are also offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided with our and third-party vendors’ products and services. The products and services are bundled, priced and marketed to target the profiled needs of the clients’ particular customer base. Among the products and services offered are (i) consumer product extended warranties, (ii) tire and wheel guarantee, (iii) insurance products included as association benefits, (iv) emergency travel and living expense reimbursement, (v) access to air ambulance evacuation services, (vi) identity theft protection, (vii) savings on veterinary care, (viii) retail and entertainment discounts, (ix) grocery coupons,  (x) a retail savings coupon book, (xi) emergency roadside assistance, and (xii) auto deductible expense reimbursement. Substantially all of our non-healthcare related membership service programs are offered and sold at retail by clients engaged in the rental-purchase industry.

SALES AND MARKETING CHANNELS

Our Care Entrée™ healthcare programs are offered primarily through our network marketing organization (initially organized in August 1997)  or by way of our private label agreements with direct marketing or other sales organizations, including insurance agencies.

NETWORK MARKETING.  Our independent representatives become marketing representatives by paying an enrollment fee (currently $99.95) and signing a standard representative agreement, and an annual renewal fee (currently $49.95). Independent marketing representatives of Care Entrée™ are not required to be licensed insurance agents. Independent marketing representatives are paid a 20% commission on the membership fees of each member they enroll for the life of that member’s enrollment with Care Entrée™ (assuming such representative continues to meet certain commission qualifications). Independent marketing representatives may also receive commissions equal to the membership fees if three or more program members are enrolled in a month. In the month of the membership sales, no override commissions are paid to the representative’s upline. Independent marketing representatives may also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of 35% in override commissions down through seven levels of marketing representatives. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues attributable to the Care Entrée™ programs.

The total regular or ongoing commissions payout, including overrides on second month membership sales and onward and the amount contributed by us to the bonus pools, can be as high as 60% of qualified membership sales.

WHOLESALE MEMBERSHIP OR PRIVATE LABEL CLIENTS AND DIRECT SALES.  Primarily through our direct sales team we also contractwith other companies under wholesale co-branded or private label arrangements. Under these agreements, we conduct all customer service and re-pricing operations and may also provide the fulfillment and collections services. The client performs all marketing functions. We intend to expand on our wholesale strategy by also targeting self-funded employers and organizations providing administrative services to employee benefit plans in order to have our healthcare products sold to groups of employees on a stand-alone basis or as part of an employee benefit plan.

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

Our subsidiary, Care Financial of Texas, L.L.C. “Care Financial” operates, in many ways, like an insurance agency. Through Care Financial, we continue to offer high deductible and scheduled benefit insurance policies, but have also added a suite of products, including life insurance and annuities. The use of these policies in conjunction with the Care Entrée™ program can provide a very affordable solution to individuals and groups who previously could not afford fully inclusive medical plans and provide greater assurance of payment to the healthcare providers. These insurance products are for sale only by our marketing representatives who are also licensed insurance agents.

In the fourth quarter of 2003, we established “Care125”.  Care125 provides the administration behind a variety of employee benefit programs that allow employers and employees to save money by paying for certain IRS-approved expenses on a pre-tax basis. Care125 can assist employers in the offering of Health Reimbursement Arrangements (“HRAs”), Flexible Spending Accounts (“FSAs”), and arrangements to help their employees pay for dependant care and transportation expenses. In the case of the Flexible Spending Accounts for dependant care, employers can offer these plans as an additional benefit to their employees at no additional cost to the employer because these fees are based on a percentage of the tax savings realized by the employer in redirecting salary costs for distribution on a pre-tax basis. The remaining fees for services provided by Care125 are monthly fees based on the number of members enrolled.  Care125 is positioned to provide administrative support services for employers wishing to offer their employees a Health Savings Account (HSA).  With recent developments to federal tax policy encouraging the use of HSA’s, we expect that this portion of Care125’s business will expand.

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

LEVERAGE AND DEVELOP MULTIPLE NETWORK PARTNERS.  While we currently have a contractual relationship with a well recognized and fully developed preferred provider organization network for access to savings on doctors, hospitals, and ancillary healthcare services, we need to continuously asses the capabilities of that network and work towards providing alternative network solutions for our members.

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

DEVELOP AND MARKET INNOVATIVE PRODUCT OFFERINGS.  In December 2002, we began offering a medical savings program to help provide assurance that healthcare providers would be paid on a timely basis. Our members deposit money into their individual escrow accounts on a monthly basis from which healthcare services are paid in whole or in part. A member’s ability to pay is then certified prior to treatment or hospitalization based in part on the balance of the member’s escrow account. We hope to also offer our members access to a medical line of credit that can be accessed in addition to or in lieu of a funded escrow account. This line of credit would allow our members to have access to healthcare providers without an upfront cash outlay.  Developing a line of credit offering that is easily accessible by a majority of our members is time consuming and difficult.  We hope to have this offering available by the end of 2005.

CONTINUE TO EXPAND OUR THIRD PARTY ADMINISTRATOR SERVICES.  In response to the needs of our group customers, we have expanded our third party administrator (“TPA”) services. Our acquisition of Access Healthsource, Inc. in 2004 allows us to offer a full-service TPA function that includes full plan administration, claims adjudication and claims management services.  We plan on developing a marketing plan to offer these new TPA service capabilities on a national basis.

MEMBERSHIP SERVICE PROGRAMS

CONSUMER HEALTHCARE SAVINGS PROGRAMS.  As of December 31, 2004, we had six consumer healthcare savings programs:

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

BASIC MEDICAL PROGRAM—$39.95 per family per month, includes access to savings on hospitals, doctors, ancillary services and prescription medications.

CHOICE CARD PROGRAM—$24.95 per family per month, includes access to 24-hour health hotline, Instacare emergency card, and savings on hearing aids, prescription medications, vision care, dentists and long term care services.

DENTAL PLUS PROGRAM—$19.95 per family per month, includes access to 24-hour hotline, and savings on dentists, hearing aids, prescription medications, vision care, alternative care and chiropractors.

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

NETWORK CONTRACTS

We contract with numerous preferred provider organization and other medical networks for access to their negotiated rates. We do not contract directly with any medical providers. We only select and utilize those networks that we believe can deliver adequate savings to our members, while providing support for our program with the healthcare providers. We pay each network utilized a per member per month amount for use of the network. Each network is only paid for those members authorized to utilize the network. Most of our network contracts are generally for a one-year term, with subsequent one-year renewal terms at our or the network’s option. Networks may cancel their contracts with us, but in most cases, subject to notice provisions to provide time to locate a substitute network. Most of our network contracts are not exclusive, but have requirements that the network and we maintain the confidentiality of the terms of the contract. Our principal preferred provider organization through which our members receive savings on healthcare services through our Care Entrée™ program is Private Healthcare Systems, Inc.

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

•              Our members, in order to assure that they achieve the best available savings when utilizing the program; and

•              The providers, who require assistance in (a) understanding how the program works for them and (b) in verifying eligibility and arranging for the payment of the amount billed to the patient for each procedure performed.

Toll free support is provided for the members and providers. We maintain multiple customer service centers with a total of 109 customer service representatives as of December 31, 2004. These employees provide support for our members, our independent marketing representatives, and for providers. Our member and provider service centers are available Monday through Thursday from 7:30 a.m. to 7:00 p.m. central time and 7:30 a.m. to 6:00 p.m. on Friday. Our marketing representative service center is available Monday through Friday from 7:30 a.m. to 6:00 p.m. central time. All new customer service representatives must have a medical background, either processing insurance claims or working in a medical office. Extensive on-the-job training is also provided to them. Utilizing our systems, the customer service representatives are able to provide friendly but efficient service to our members, marketing representatives, and network providers.

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

We have certain policies and procedures in place to control any advertising or promotions that are utilized by our marketing representatives. These policies and procedures are necessary to assure the proper representation of the program at all times and include the pre-approval of all advertising, adherence to anti-spamming and anti-fax blasting rules, and limits where representatives can advertise. A representative’s failure to follow these rules can result in fines or termination.

TECHNOLOGY

We have made substantial investments in our proprietary technology and management information systems. These systems were designed in-house and are used in most aspects of our business, including:

•              maintaining member eligibility and demographic information;

•              maintaining representative information including genealogy reporting;

•              paying commissions;

•              maintaining a database of all providers and providing provider locator services;

•              re-pricing and payment of medical bills;

•              drafting members accounts on a monthly basis; and

•              tracking of cash receipts and revenues.

During 2004, we upgraded our technology and management information systems. These systems allow for more-timely processing of business transactions and contain e-commerce capabilities.

We have also established extensive web-sites for our programs that provide information about the program, allow for provider searches and allow new members and representatives to enroll on-line. The websites also allow representatives, through a password-protected area to access support and training files and to view their genealogy and commission information. The websites are set up as “self-replicating” websites to allow representatives a copy of the websites under a unique web address.

GOVERNMENTAL REGULATION

We are subject to federal, state and local laws, regulations, administrative determinations, court decisions and similar constraints (hereinafter “regulations”). Because the nature of our services is relatively new to the marketplace, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations. Some of the areas of our business that are or may be governed by current or future regulations are:

•              our healthcare products, in that there is a possibility that our Care Entrée™ membership program will be regulated as an insurance company;

•              our product claims and advertising (including direct claims and advertising as well as claims and advertising by independent marketing representatives, for which we may be held responsible);

•              our network marketing organization; and

•              our medical escrow accounts held on behalf of our members.

POSSIBLE INSURANCE COMPANY REGULATION.  Our Care Entree™ program is not an insurance program and we are not subject to regulation as an insurance company or a seller of insurance.  However, regulations in certain states currently regulate or restrict the offering of our programs.

Occasionally, we receive inquires from insurance commissioners in various states that require us to supply information about our Care Entrée™ program, representatives, etc. to the insurance commissioner or other state regulatory agency. To date, these agencies have concurred with our view that these programs are not a form of insurance and are being sold in a proper manner. There is no assurance that this situation will not change in the future, and an insurance commissioner will successfully challenge our ability to offer our programs without compliance with state insurance regulation. Furthermore, several states have recently enacted or introduced legislation and/or regulations that will likely affect the manner by which we sell our programs.  Because this legislation is new, we do not yet know the scope of that effect and there is a risk that compliance with such legislation and/or regulations could have material adverse affect on our operations and financial condition.  There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in the state.

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

•              a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations; or

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

NETWORK MARKETING ORGANIZATION.  Our network marketing system is subject to a number of federal and state regulations administered by the Federal Trade Commission and various state agencies. These regulations are generally directed at ensuring that advancement, within a network marketing organization, is based on sales of the organization’s products rather than investment in the organization or other non-sales related criteria. For instance, in certain markets there are limits on the extent that marketing representatives may earn royalties on sales generated by marketing representatives that were not directly sponsored by the marketing representative.

Our network marketing organization and activities are subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws and regulations. These laws and regulations include securities, franchise investment, business opportunity, and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. The compensation structure of these selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. We are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.

As of December 31, 2004, we had marketing representatives in 48 states and the District of Columbia. We review the requirements of various states, as well as seek legal advice, regarding the structure and operation of our network marketing ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our network operations, nor are we relying on a formal opinion of counsel to that effect. We accordingly are subject to the risk that one or more of our network marketing organizations could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

We are subject to the risk of challenges to the legality of our network marketing organization, including claims by our marketing representatives, both individually and as a class. Most likely these claims would be based on the network marketing organization allegedly being operated as an illegal “pyramid scheme” in violation of federal securities laws, state unfair practice and fraud laws, and the Racketeer Influenced and Corrupt Organizations Act. In the event of challenges to the legality of our network marketing organization by distributors, we would be required to demonstrate that our network marketing organization complies with applicable regulatory laws. A final ruling against us could result in a material liability. Moreover, even if we were successful in defending against these challenges, the costs of such defense, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of these challenges could adversely affect our revenues and ability to attract and retain marketing representatives.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT COMPLIANCE.  In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that became effective in April 2003. HIPAA and the applicable regulations impose extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers, and clearinghouses, are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. We may be required to comply with certain aspects of these regulations pertaining to our business.

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

Our principal competitors are AmeriPlan, Full Access Medical, New Benefits, Inc., CAREington International, and International Association of Businesses (IAB). We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

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

PRINCIPAL COMPETITIVE FACTORS.  We believe that the principal competitive factors in the consumer healthcare and wholesale membership industries, some of which are not within our control, include:

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

•              the development by others of member programs that are competitive with Care Entrée™’s programs;

•              responsiveness to customer needs;

•              the ability to satisfy investigations on the part of state attorney generals, insurance commissioners and other regulatory bodies;

•              the ability to finance promotions for the recruiting of members and representatives; and

•              the ability to effectively market the product on the World Wide Web.

While we are considered a leader in the industry, there is no assurance that:

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

This increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect on our business, financial condition and results of operations.

EMPLOYEES

As of December 31, 2004, we had 225 full-time employees in the following departments:

Customer Services	109
Executive and Administration	27
Information Services	15
Provider Relations	14
Data Entry	13
Finance and Accounting	12
Quality Assurance	10
Sales and Marketing	8
Utilization Review and Management	7
Care Financial	7
Foresight Wholesale Memberships	3

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

ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

The matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not:

•              adversely affect the market price of our common stock;

•              adversely affect our future operations;

•              adversely affect our business;

•              adversely affect our financial condition; or

•              adversely affect our results of operations;

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

Under our network marketing system, the marketing representatives’ downline organizations are headed by a relatively small number of key representatives who are responsible for a substantial percentage of our total revenues. The loss of a significant number of marketing representatives, including any key representatives, for any reason, could adversely affect our revenues and operating results, and could impair our ability to attract new distributors.

DEVELOPMENT AND MAINTENANCE OF RELATIONSHIPS WITH PREFERRED PROVIDER ORGANIZATIONS ARE CRITICAL AND THE LOSS OF SUCH RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

As part of our business operations, we must develop and maintain relationships with preferred provider organizations within each market area that our services are offered. Development and maintenance of these relationships with healthcare providers within a preferred provider organization is in part based on professional relationships and the reputation of our management and marketing personnel. Because many members that receive healthcare services are self-insured and responsible for payment for healthcare services received, failure to pay or late payment by members may negatively affect our relationship with the preferred provider organizations. Consequently, preferred provider organization relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships and members’ failures to pay for services received. The loss of a preferred provider organization within a geographic market area may not be replaced on a timely basis, if at all. The loss of a preferred provider organization for any reason could have a material adverse effect on our business, financial condition, and results of operations.

WE CURRENTLY RELY HEAVILY ON ONE KEY PREFFERED PROVIDER ORGANIZATION AND THE LOSS OF OR A CHANGE IN OUR RELATIONSHIP WITH THIS PROVIDER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Private Healthcare Systems, Inc. is the principal preferred provider organization through which our members receive savings on healthcare services through our Care Entrée™ program. The loss of Private Healthcare Systems as a preferred provider organization or disruption of our members’ access to this preferred provider organization could adversely affect our business. While we currently enjoy a good relationship with Private Healthcare Systems, there are no assurances that we will continue to have a good relationship with this network in the future, or that the network may choose to partner with one of our competitors or compete directly with our Care Entrée™ program.

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

WE HAVE A FIDUCIARY RESPONSIBILTY TO OUR MEMBERS THROUGH OUR TOTAL CARE AND ESSENTIAL CARE PROGRAM OFFERINGS. IN THIS CAPACITY, WE COULD BE LIABLE FOR THE LOSS OF MEMBERS’ FUNDS DEPOSITED WITH US IN ESCROW.

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

AS A RESULT OF THE INTRODUCTION OF MEDICAL ESCROW ACCOUNTS, OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY CONTINUE TO BE ADVERSELY IMPACTED BY A DECREASE IN THE NUMBER OF HEALTHCARE SAVINGS PROGRAM MEMBERSHIPS THAT WE CAN SELL AND MAINTAIN.

While we believe that the introduction of our medical escrow accounts was an important development in our product, the initial impact of such introduction has negatively affected our business. This impact is the result of additional difficulties in selling and maintaining memberships in our program because of the added complexity. There is no assurance that we will be able to overcome these difficulties, and we may not be able to increase the number of memberships that are sold and maintained. As a result, our financial position and results of operations may be negatively affected.

THE FAILURE OF OUR NETWORK MARKETING ORGANIZATION TO COMPLY WITH FEDERAL AND STATE REGULATION COULD RESULT IN ENFORCEMENT ACTION AND IMPOSITION OF PENALTIES, MODIFICATION OF OUR NETWORK MARKETING SYSTEM, AND NEGATIVE PUBLICITY.

Our network marketing organization is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity, and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. These regulations are generally directed at ensuring that product and service sales are ultimately made to consumers (as opposed to other marketing representatives) and that advancement within the network marketing organization is based on sales of products and services, rather than on investment in the company or other non-retail sales related criteria.

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

Accordingly, there is the risk that our network marketing system could be found to not comply with applicable laws and regulations that could:

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

Our network marketing organization is subject to legality challenge by our marketing representatives, both individually and as a class. Generally, these challenges would be based on claims that our marketing network program was operated as an illegal “pyramid scheme” in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. Proceedings resulting from these claims could result in significant defense costs, settlement payments, or judgments, and could have a material adverse effect on us.

WE MAY HAVE EXPOSURE AND LIABILITY RELATING TO NON-COMPLIANCE WITH THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND THE COST OF COMPLIANCE COULD BE MATERIAL.

In December 2000, The Department of Health and Human Services issued final privacy regulations pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) that became effective in April 2003. HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Health plans, providers and clearinghouses are required to conform their electronic and data processing systems with HIPAA’s electronic transaction requirements. While we believe we are currently compliant with these regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal and civil sanctions.

THE PROGRAM MARKETING ACTIVITIES CONDUCTED BY OUR SUBSIDIARY FORESIGHT ARE DEPENDENT UPON OUR CLIENTS.

In carrying out our program marketing activities through our subsidiary Foresight, Inc., we are dependent on our clients utilizing our services to design membership programs for their customers. The client approves each marketing program prior to presentation to the client’s customers.

Our client relationships are pursuant to written agreements that typically may be terminated pursuant to 90-day written notice prior to end to the term of the agreement without cause and without penalty. Generally, upon termination, the client may not offer similar products or services for a one-year period; however, we are not prohibited from continuing to offer or provide membership services and products directly or indirectly to the client’s individual customers. If the agreement is terminated due to our default, we are prohibited from renewing memberships and the client has the right to cause us to terminate our relationship with existing program members. Many of the events that constitute default are not within our control, including acts and omissions by our third-party product and service vendors or providers. There is no assurance that our clients will not terminate their relationships with us or cease to provide additional customer lists for our use in further marketing of new or existing membership programs.

WE ARE CURRENTLY IMPLEMENTING A NEW MANAGEMENT INFORMATION SYSTEM. DISRUPTION IN OUR OPERATION RESULTING FROM THIS IMPLEMENTATION COULD AFFECT OUR CLIENT RELATIONSHIPS.

We recently transitioned to our new management information system. There is no assurance that we will be able to continue operating without experiencing any disruptions in our operations or that our relationships with our members, marketing representatives or providers will not be adversely affected or that our internal controls will not be adversely affected.

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

THE GOODWILL ACQUIRED PURSUANT TO OUR ACQUISITIONS OF THE CAPELLA GROUP AND ACCESS MAY BECOME IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE WHICH MAY BE SUBSTANTIAL.

In connection with our acquisitions of The Capella Group and Access, we recorded goodwill that, at December 31, 2004, had an aggregate asset value of $21,381,316. In the event that the goodwill is determined to be impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

WE MAY FAIL TO REALIZE SOME OR ALL OF THE ANTICIPATED BENEFITS OF OUR ACQUISITION OF ACCESS AND THAT FAILURE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

Our combined company may fail to realize some or all of the anticipated benefits and synergies of the transaction as a result of, among other things, the failure of Access to renew or maintain its existing service agreements.  In addition, the integration of Access’ business and operations with those of Precis may take longer than anticipated, may be more costly than anticipated, and may have unanticipated adverse results relating to Access’ or Precis’ existing businesses or customer base.

IF WE ISSUE SUBSTANTIAL SHARES OF OUR COMMON STOCK UPON ACCESS MEETING CERTAIN EBITDA TARGETS, OUR SHAREHOLDERS COULD SUFFER DILUTION OF THEIR INVESTMENT AND OUR STOCK PRICE COULD DECLINE.

We are obligated to issue a number of additional common stock shares in the event Access attains certain levels of earnings before income tax, depreciation and amortization (“EBITDA”), as defined in the purchase contract.  Should a significant number of these shares be issued, the resulting increase in the number of outstanding common stock shares could have a substantial dilutive effect on our outstanding common stock as of the date of this report their market value. The issuance of additional common stock may also adversely affect the terms under which we could obtain additional equity capital.

OUR SUBSIDIARY, ACCESS, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Access provides full service third party administration services to adjudicate and pay medical claims for employers who have self-funded at least a portion of their healthcare costs.  Their primary market is governmental entities in the El Paso, Texas metropolitan area, including cities and school districts.  There are a limited number of such entities in that area.  A material portion of the revenues of Access is derived from its contractual relationships with a few key governmental entities.  The loss of any of these relationships would adversely affect on our operating results and the loss of more than one of these relationships could have a material adverse effect on our financial condition.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate offices, operations, and insurance agency are located in 25,000 square feet at 2040 N. Highway 360, Grand Prairie, Texas 75050. The offices are occupied under a lease agreement with an unaffiliated third party that expires December 15, 2006.

We consider the space which our offices occupy to be adequate for our needs. In the event we are required to relocate our office upon termination of the existing leases, we believe other office space is available under comparable lease terms.

Our financial commitment on this lease runs through December 15, 2006.

Description	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases on real property	$726,971	$371,219	$355,752	—	—

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

Kirk, et al v. Precis, Inc. and David May

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

An answer has been filed setting forth the Company’s position that the plaintiff failed to follow the procedures required by the warrant and stock option agreements for effective exercise. Although we believe the plaintiffs’ claims are without merit, this case, for the second time, is scheduled for trial in May 2005, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

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

The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of the Care Entrée™ program by Defendants Precis, Inc. and The Capella Group, Inc. violates Health and Safety Code § 445 (“Section 445”), which governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§ 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law.

We have fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, we have settled the causes of action related to Civil Code §§ 1812.119 and 1812.123.  The claim related to Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.  A negative result in this case would have a material affect on our financial condition and would limit our ability (and that of other medical discount cards) to do business in California.

We believe that we have complied with all applicable statues and regulations in the state of California.  Although we believe the Plaintiffs’ claims are without merit, this remaining matter in the case remains pending, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to vote of our security holders during the three months ended December 31, 2004.

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

For more information on us, please refer to our website at www.precis-pcis.com.

	CLOSING SALE PRICE
	COMMON STOCK
QUARTER ENDED	HIGH	LOW
March 31, 2003	$5.55	$2.80
June 30, 2003	$5.50	$3.30
September 30, 2003	$5.69	$3.39
December 31, 2003	$4.45	$3.18
March 31, 2004	$4.50	$3.66
June 30, 2004	$3.89	$2.48
September 30, 2004	$3.12	$2.32
December 31, 2004	$3.04	$2.25

On April 13, 2005, the closing sale price of the common stock as quoted on the Nasdaq SmallCap Market was $1.84. On April 13, 2005, there were approximately 252 record holders of our common stock.

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

•              announcements and introductions of product or service innovations or new contracts by us or our competitors; and

•              general stock market conditions.

In order to continue inclusion of our common stock on the Nasdaq SmallCap Market the minimum listing requirements must be met. If we fail to meet the minimum requirements, our common stock will be de-listed by Nasdaq and will become tradable on the over-the-counter market, which will adversely affect the sale price of our common stock. In this event, our common stock will then be traded in the over-the-counter market and may become subject to the “penny stock” trading rules.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth as of December 31, 2004, information related to each category of equity compensation plan approved or not approved by our shareholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our shareholders are our 1999 Stock Option Plan, 2002 Stock Option Plan, 2002 IMR Stock Option Plan and the stock option agreement entered into with Barron Chase Securities, Inc. in connection with our merger-acquisition of Foresight, Inc. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Shares Underlying Unexercised Options and Warrants	Weighted- Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
2002 Non employee stock option plan	376,000	$4.70	124,000
2002 IMR stock option plan	116,354	$4.66	383,646
1999 stock option plan	888,000	$3.75	512,000
	1,380,354	$4.37	1,019,646

Equity compensation plans not approved by our shareholders:
Stock option grants to non-employee directors in 2000 and 2001(2)	92,000	$2.55	—
Stock options granted to employees in 1997 and 1998(3)	17,410	$5.40	—
Warrants issued to Barron Chase Securities and its assigns in 2000 related to our initial public offering(4)	83,500	$9.00	—
	192,910	$5.65	—
Total	1,573,264	$6.50	1,019,646

(1)           The number of shares of our common stock remaining available for issuance under equity compensation plans is after excluding the number of securities to be issued upon exercise of outstanding options and warrants

(2)           The stock options were granted in lieu of cash compensation for the services of our non-employee directors. The purchase price of the shares was equal to or in excess of the closing sale price of our common stock on the grant date of the stock option grants.

(3)           The stock options were granted to employees during 1997 and 1998 as part of their compensation for services provided.

(4)           The warrants were issued to Barron Chase Securities and its assigns as compensation for the underwriting services of Barron Chase Securities associated with our initial public offering that was completed in February 2000.

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

THE CAPELLA GROUP, INC. MERGER-ACQUISITION.  On June 8, 2001, we completed the merger-acquisition of The Capella Group, Inc. In completion of this merger-acquisition, we issued 2,775,000 shares of our common stock to the shareholders of The Capella Group, Inc. in exchange for the outstanding capital stock of The Capella Group, Inc. In addition, we agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group’s income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The former shareholders of The Capella Group were issued 2,735,085 shares of common stock on February 7, 2002. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. As part of the merger-acquisition of The Capella Group, Inc., two of our directors, Messrs. John Simonelli and Larry E. Howell were paid consulting fees of $190,335 each for their assistance and consulting services. There were no sales commissions or other fees paid in connection with the merger-acquisition.

THE ACQUISITION OF ACCESS.  On June 18, 2004 we (through our subsidiary Precis-Access Acquisition Corporation) completed the acquisition of Access.  In this acquisition, we issued 488,486 shares of our common stock to National Center for Employment of the Disabled, Inc., a Texas nonprofit corporation, the selling shareholder of Access, “NCED”.  We also agreed to issue an additional number of shares should Access meet certain post-closing earnings targets; provided that in no event shall the total number of shares issued to NCED equal or exceed 20% of our outstanding common stock at the closing of the transaction.  This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws.  We intend to register the shares issued to Access at some time in the future.  There were no sales commissions or other fees paid in connection with the merger-acquisition.

REPURCHASES OF THE COMPANY’S SECURITIES DURING THE FOUTH QUARTER OF 2004

On July 8, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  Through December 31, 2004, the Company has purchased 255,946 shares under this authorization for a total consideration of $681,537 at a weighted average price of $2.66  per share. During the fourth quarter of 2004, repurchases of shares were as follows:

Month	Shares Purchased	Weighted Avg. Stock Price/Share	Cumulative Number of Shares Purchased	Number of Shares That May Yet Be Purchased under the Plan
October	29,200	$2.75	161,592	338,408
November	37,464	$2.49	199,056	300,944
December	56,890	$2.48	255,946	244,054

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data presented below for each of the three years ended on December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 have been derived from our consolidated financial statements included elsewhere in this report.

	For the Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:(1), (2)
Product and service revenues	$38,318,696	$42,087,671	$43,115,666	$21,056,164	$595,182

Operating expenses—
Cost of operations	15,101,700	13,125,851	11,543,406	7,399,283	430,614
Sales and marketing	10,931,392	15,572,188	17,059,248	7,164,323	295,942
General and administrative	12,919,579	6,739,271	6,095,360	3,218,261	531,058
Amortization of goodwill (4)	—	—	—	578,651	15,214
Impairment charge for goodwill	2,000,000
Total operating expenses	40,952,671	35,437,310	34,698,014	18,360,518	1,272,828
Operating income (loss)	(2,633,975)	6,650,361	8,417,652	2,695,646	(677,646)
Other expense—
Interest income and expense, net	56,558	149,969	64,437	(81,278)	(201,252)
Total other expense	56,558	149,969	64,437	(81,278)	(201,252)
Earnings (loss) before income taxes	(2,690,533)	6,500,392	8,353,215	2,776,924	(476,394)
Provision for income tax expense (benefit)	(734,581)	2,411,066	2,874,852	175,846	—
Net earnings (loss)	(1,955,952)	4,089,326	5,478,363	2,601,078	(476,394)
Preferred stock dividend	—	—	14,137	236,000	16,000
Net earnings (loss) applicable to common stockholders	$(1,955,952)	$4,089,326	$5,464,226	$2,365,078	$(492,394)
Earnings (loss) per share: (3)
Basic	$(0.16)	$0.35	$0.46	$0.30	$(0.21)
Diluted	$(0.16)	$0.34	$0.46	$0.29	$(0.21)

Weighted average number of common shares outstanding: (3)
Basic	11,921,946	11,848,789	11,790,650	8,000,042	2,296,000
Diluted	11,921,946	11,924,214	11,996,222	8,051,607	2,296,000

Cash Flows Data:
Net cash provided by operating activities	$1,758,624	$7,818,885	$3,989,546	$3,079,496	$(685,267)

Net cash used in investing activities	$(2,595,057)	$(945,344)	$(920,408)	$(1,702,612)	$193,333

Net cash used in financing activities	$(1,968,534)	$(1,397,424)	$(1,212,977)	$(2,162,615)	$5,011,769

	December 31,
	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$8,282,953	$11,087,920
Current assets	$15,217,980	$15,617,689
Working capital	$6,344,954	$8,818,823
Total assets	$41,974,616	$40,813,664
Current liabilities	$8,873,026	$6,798,866
Total liabilities	$9,605,563	$7,211,560
Stockholders’ equity	$32,369,053	$33,602,104

(1)           As further described in Note 3 to the Financial Statements,  on June 18, 2004, the Company completed its acquisition of Access, a third party administrator, from National Center for the Employment of the Disabled.  Access’ results of operations have been included in the Company’s results of operations from that date. The terms of the transaction were such that the Company acquired all of the outstanding capital stock of Access for a purchase price of $3,400,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash. Additionally, the Company incurred acquisition costs of investment banking, valuation and legal and accounting fees of $266,231, for a total purchase consideration of $3,666,231. The results of Access’ operations are included in the consolidated financial statements from the date of acquisition. Also, on June 8, 2001, the Company acquired The Capella Group, Inc. for $2,271,609 in cash, $1,000,000 in notes payable and 2,775,000 shares of common stock with an approximate market value of $5,078,250 as of the closing date, plus additional contingent consideration consisting of  4,800,287 shares that were issued on February 7, 2002. The acquisition was accounted for as a purchase, with the purchase price allocated to the assets acquired and liabilities assumed based upon their respective estimated fair values at the date of acquisition. The results of Capella’s operations are included in the consolidated financial statements from the date of acquisition.

(2)           Certain reclassifications have been made to prior period financial information to conform to the current presentation of the financial information.

(3)           For the year ended December 31, 2004, 54,863 shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

(4)           After the effective date of FAS 142 in 2001, goodwill amortization was ceased.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Independent Marketing Representatives (IMRs) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of that members’ enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. We pay a total of 35% in override commissions down through seven levels. Independent marketing representatives can also earn a commission equal to the membership fees if three or more program members are enrolled in a month. In the month of membership sales, no override commissions are paid to the representative’s upline. The total regular or ongoing commissions payout, including overrides, on second month membership sales and onward and our contribution to the bonus pools, up to 60% of qualified membership sales.

SELF-FUNDED EMPLOYER HEALTHCARE PLANS

For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we can also offer a more streamlined version of our product. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized. On June 18, 2004, we acquired Access, a full-service third party administrator, for a purchase price of $3.4 million, consisting of $2,000,000 of cash and $1,400,000 of the Company’s stock.  In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not considered a measure under  accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels. Currently, Access’ earnings are on a pace to exceed those EBITDA targets. Through the acquisition of Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. Access helps us offer a more complete suite of healthcare services. We are now able to provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims.  From a sales distribution standpoint, we have the ability to grow Access’ regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States.  Our acquisition of Access serves to complement our most recent entry into the public sector market through our agreement with the State of Louisiana.  Access’ primary area of expertise is in the public sector market.

AFFORDABLE HEALTHCARE INSURANCE

In September 2003, we organized a new subsidiary under the name Care Financial of Texas, L.L.C. Through Care Financial, we offer our high deductible and scheduled benefit insurance policies. In addition, we have recently added a suite of products including life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Care125, a division of Foresight Inc.. The high deductible and scheduled benefit insurance policies, HRAs and medical and dependent care FSAs, when combined with the Care Entrée™ program, offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. The HRAs and medical and dependent care FSAs are also sold by our independent marketing representatives who, from a regulatory standpoint, are not required to be licensed to sell these products. The life insurance products serve to complement our healthcare product offerings by addressing our members’ overall financial condition. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents.

WHOLESALE MEMBERSHIP SOLUTION

Healthcare Membership Programs

We also design healthcare membership programs for employer groups and third party marketers. Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing. We believe that our clients, their members, and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies or inbound direct marketing to target the profiled needs of the clients’ particular member base. Our memberships sold by third-party organizations are generally marketed using the third-party’s name or brand or under our wholesale brand “For Your Good Health”. We refer to these programs and membership sales as wholesale programs or private label programs. While the services offered to consumers by these private label programs are generally similar to the services we offer through Care Entrée™, each of the private label programs can bundle our services to fit the needs of their consumers. For instance, some of our private label programs do not offer a self-funded escrow program to their members.

Rental Purchase and Club Membership Programs

We also design club membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts. Program members are offered and provided our third-party vendors’ products and services. The products and services are bundled, priced and marketed to target the profiled needs of the clients’ particular customer base. Most of our club membership programs are sold by third-party organizations, generally in connection with a point-of-sale transaction. We refer to these programs and membership sales as wholesale programs. Revenues from these programs have represented a lesser portion of the Company’s total revenues in recent years than in the past.

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

OPERATIONAL REVIEW FOR THE YEAR ENDED DECEMBER 31, 2004

The year ended December 31, 2004 was very much another transitional year for us. We implemented member escrow accounts during the fourth quarter of 2002 in response to the market changes in the healthcare savings industry, and on October 1, 2003, we expanded the escrow requirements to all programs offering access to medical doctors and physicians. As a result of this change, we now require all of our members to escrow funds with us prior to utilizing any physician, hospital or ancillary services. As of December 31, 2004, the percentage of our individual members who have escrowed funds with us was approximately 34.4% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.

Our healthcare membership base was approximately 57,000 members as of December 31, 2004 as compared to 81,000 members as of December 31, 2003, a decrease of approximately 24,000 members or 29.6%. The reduction in our healthcare membership base was primarily due to the implementation of the escrow account requirements for hospitalized care in the fourth quarter of 2002, and expansion to physicians and doctors commencing on October 1, 2003. In addition, our healthcare savings program has experienced issues with provider acceptance in some markets.

As a result of some of healthcare program changes introduced during 2003 and 2002, our independent marketing representative base experienced a significant reduction in 2004 and 2003. We, however, continue to maintain the majority of our core business leaders whose downline organizations generate a substantial portion of our revenues.

Although these escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004, these changes were required to help provide assurance of payment to the healthcare providers and accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States will no longer accept a “health discount” card. The success of our new healthcare product offering has not been fully determined. Therefore, its long-term impact on both revenues and net earnings is currently unknown and may not be known for some time. The growth of our members escrow or cash-in-trust to $4,921,626 as of December 31, 2004 from $2,768,447 as of December 31, 2003 and from $108,152 as of December 31, 2002 and provides preliminary although not conclusive evidence of the acceptance of this form of medical savings product offering.

Our operating results did benefit from the acquisition of Access in June of 2004. While included in operations for only slightly more than six months during 2004, Access contributed $3,670,375 or 10% to our 2004 revenue and $298,817 of net earnings (after taxes) to partially offset our other losses. Access has successfully secured multi-year contracts on favorable terms with its two largest clients and has brought us a stable source of revenue.  Moreover, we have realized certain intangible benefits from the acquisition.  For instance, we have broadened the management responsibilities of several members of Access’ management team to company-wide roles.  Our new Chief Operating Officer, Frank Apodaca, is the President and C.E.O. of Access and he will be implementing, on a company-wide basis, operational controls that have been successful at Access.

In the fourth quarter of 2003, we began reorganizing and rebuilding our corporate sales team to be better positioned to enter into the large self-insured employer group and medical benefits market. We restructured our in-house sales team and in January 2004 hired a Executive Vice-President of Sales and Marketing to lead this area, both from a strategy and execution standpoint. Our medical savings product offering in conjunction with our Care125 medical savings account provide an alternative healthcare product offering for a growing number of companies that have chosen to move towards the self-funded and/or high deductible insurance route. The Group Division has positioned itself for growth in 2005 by implementing a more focused sales strategy that capitalizes on both the consumer-driven health care interest sweeping the group marketplace as well as the continued decline in group insurance participation due to the unrelenting rise in group health care insurance costs.  By being able to now package its HRA and HSA products, self-funded capabilities, and an A-rated high deductible major medical plan through a newly formed partnership, Precis is positioned to offer a true consumer-driven healthcare strategy to the group marketplace.  Also by repackaging its non-insurance healthcare saving programs so that it can be effectively sold by the largest Worksite Brokers in the country we can now aggressively market a cost effective non-insurance solution to those employees and/or their dependents who can no longer participate in their groups’ healthcare insurance plan due to soaring costs.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

Healthcare Membership Revenues

The Company recognizes membership revenues, other than initial enrollment Fees, on each monthly anniversary date. Membership revenues are reduced by the amount of refunds estimated to be incurred.  For members that are billed directly, collection of the billed amount is collected almost entirely by automated clearing house electronic check or by electronic charge to the members’ credit card. The settlement of those charges occurs within a day or two. In a minority of cases, the membership fees may be billed to the member by our private label partners, and then our portion of such revenue is remitted to us on a periodic basis. During the time from the billing of such member fees and their remittance to us, we record a receivable from those private label partners, for which management must estimate an allowance for uncollectible accounts.

Member enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period, which averages eight to ten months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the contract. Judgment is involved in the allocation of costs to determine the direct costs netted against those deferred revenues, as well as in estimating the membership period over which to amortize such net revenue. The Company maintains analysis of such costs and collects statistics on such membership periods as a basis for adjusting these estimates from time to time.

Access Third Party Administration

Access recognizes revenue based upon the individual contract arrangements that it has with each of its’ clients, ie., when the contractual obligations are satisfied.

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

COMMISSION EXPENSE

Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in our Care Entrée™ program. Commissions are only paid in the following month when the related monthly membership fees have been received. We do not pay advanced commissions on membership sales. The amounts of commission are based upon established commission schedules and are determined and accrued based upon the recognition the related healthcare membership revenue, as described above.

ACQUISITIONS

During 2004, we acquired Access for a total purchase price of $3,666,231.  That purchase price consideration was allocated in the following amounts: (i) $521,141 has been allocated to net working capital components primarily based upon their respective present values of amounts to be received and paid, ii) $1,400,000 has been allocated to a contract acquired in the acquisition of Access based upon its estimated fair value, (iii) $ 205,936 has been allocated to fixed assets based upon their estimated replacement costs and (iv) $2,304,032 has been allocated to goodwill based upon the excess of the cost of Access over the net amounts assigned to assets acquired and liabilities assumed, as previously described. The allocation of $2,304,032 to goodwill is considered appropriate, as Access strategically complements the Company’s healthcare service offering.

FIXED ASSETS

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. The estimation of useful lives involves judgment and is based, in part, upon past experience with similar assets and upon management’s plans for the utilization of assets in the future.

We periodically reviews property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value. If we determine that the remaining useful life, based upon current events and circumstances, should be adjusted, the depreciation or amortization of the related asset is adjusted on a prospective basis.

INTANGIBLE ASSET VALUATION

Our intangible assets, consisting primarily of goodwill of $21,381,316 as of December 31, 2004, represented the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. During the year ended December 31, 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill arising from our acquisition of Foresight, Inc. in 2000 and were increased by $2,304,032 to reflect the goodwill arising from our acquisition of Access and by $1,400,000 allocated to a contract acquired in the acquisition of Access. During the year ended December 31, 2002, our goodwill was decreased to reflect the recognition of an income tax benefit of $982,236 which relates to our 2001 merger-acquisition of The Capella Group, Inc. During the year ended December 31, 2001, our goodwill was increased by $822,076 to adjust for deferred fees pertaining to the merger-acquisition of The Capella Group, Inc.

As of  December 31, 2004, our intangible assets represented approximately 54% of our total assets. The intangible assets balance of $22,781,316 as of December 31, 2004 consisted of $19,077,284 which arose from the merger-acquisition of The Capella Group, Inc. and $3,704,032 from the acquisition of Access, as described above.  As of December 31, 2004, we conducted our annual goodwill impairment review.  Our goodwill valuation is dependent primarily on the projected revenue and net earnings of our Care Entrée™ healthcare business, our Foresight membership business and Access healthcare business. The company estimates the fair value of each of those reporting units, primarily on the basis of valuing projected revenue and net earnings using market comparables and compares it with the reporting unit’s book value, which equals the recorded amounts of assets and allocated goodwill less liabilities. When the fair value of those reporting units is greater than the reporting unit’s book value, there is no impairment, and the test is complete. Otherwise, the company estimates the implied fair value of the reporting unit’s goodwill by repeating the process performed at acquisition. This requires subtracting estimated current fair values of the unit’s identifiable net assets from the unit’s estimated fair value, and comparing the difference with the carrying amount of the goodwill. When the implied fair value of the reporting unit’s goodwill is greater than carrying amount of the goodwill, the goodwill is not impaired and there is no write-off. When implied fair value of the reporting unit’s goodwill is less than the carrying amount of the goodwill, however, the company must record an impairment write-off equal to the difference. The procedures surrounding goodwill valuation can at times be very subjective and difficult to quantify given that the projected revenue and net earnings associated with our Care Entrée™ healthcare membership business is based on a business strategy that is fairly new, innovative and evolutionary in nature. This is particularly difficult given the our recent history of decreasing revenues resulting from a more complex escrow-based healthcare savings product, a frustrated independent marketing sales force, and  increased expenses from, among other things, new compensatory sales initiatives produced an operating loss.  As stated above, in the first quarter of 2005, we have undertaken measures and initiatives to improve our operating performance.  These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned above, (ii) the termination of certain equipment capital leases, (iii) other cost reduction actions, and (iv) exploration of additional products to compliment our core healthcare savings product and offer additional compensatory incentives to our independent marketing representatives. We have incorporated the expected impact of those measures in our estimation of  the projected revenue and net earnings associated with our Care Entrée™ healthcare membership business for purposes of that goodwill valuation analysis. In the case of Access’ more mature business, revenues and earnings are more stable, with generally a lower potential growth rate than our Care Entrée™ business, and therefore the goodwill impairment review process for that reporting unit is less difficult. With respect to the $2,000,000 of goodwill associated with the Foresight acquisition in 2000, based upon the operating results of Foresight in 2004 and projected revenues and earnings, we determined that the estimated fair value of Foresight did not exceed the carrying value of the Foresight tangible assets.  This impairment arose from the continuing decline in the revenues, and increases in the losses, in that subsidiary, as detailed in Note 15 — Segmented Information to the Financial Statements included herein. Accordingly, a charge to earnings was recorded to reflect that $2,000,000 impairment of the Foresight goodwill.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We evaluate the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and the need to provide an allowance against the carrying amount of such deferred tax assets if it is more probable than not that some or all of those assets will not be realized.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment” (SFAS No. 123R), a revision to SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).  SFAS No. 123R eliminates the alternative to use the Accounting Principles Board Opinion 25’s (Opinion 25) intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, in exchange for the award - the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Companies will initially measure the cost of employee services received in exchange for an award of instruments classified as liabilities  based on its current fair value; the fair value of the awards classified as a liability will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options, or the Company’s restricted stock and similar instruments classified in the balance sheet as equity will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available); the fair value of awards classified as equity will not be remeasured.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS No. 123R, will be recognized as an addition to paid-in capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  As of the required effective date, companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123R using a modified version of prospective application.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure.  The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Based upon existing option issuances, management estimates that the adoption of SFAS No. 123R will reduce EPS by approximately $.03 per share for the year ended December 31, 2005.

RESULTS OF OPERATIONS

The following table sets forth selected results of our operations from our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002 as a percent of total revenue for the years presented.

	For the Year Ended December 31,
	2004	2003	2002
Product and service revenues	100%	100%	100%
Operating expenses:
Cost of operations	39	31	27
Sales and marketing	29	37	40
General and administrative	34	16	14
Impairment charge for goodwill	5
Total operating expenses	107	84	81
Operating (loss) income	(7)	16	19
Other expense:
Interest expense, net	—	—	—
Total other expense	—	—	—
Net (loss) earnings before taxes	(7)	16	19
Provision for income tax (benefit) expense	(2)	6	7
Net (loss) earnings	(5)%	10%	12%

COMPARISON OF 2004 AND 2003

PRODUCT AND SERVICE REVENUES.  During the year ended December 31, 2004, revenues were $38,318,696, a decrease of $3,768,975, or 9.0% from $42,087,671 during 2003. The reduction in 2004 revenues was primarily due to continuing reductions in the members in our Care Entrée program as a result of our implementation of member escrow account requirements for hospitalized care commencing in late 2002 of $6,861,920 offset in part by revenues of  $3,670,375 from Access that was acquired in June 2004. The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry. In addition, effective October 1, 2003, the escrow account requirements was expanded to include all doctors and physicians. Under the escrow arrangement, we pre-certify the members’ ability to pay based on available escrow account balances and process the members’ payments directly to the medical providers to help assure payment of the healthcare providers. As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact of revenues and net earnings of this newly restructured product offering will not be known for some time. The escrowed funds referred to as cash-in-trust on our balance sheet was $4,921,626  as of December 31, 2004.  Through the acquisition of Access, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. For 2004, more than 86.1% of our revenues were attributable to our healthcare membership program.

Additionally, revenue in our Foresight wholesale club membership programs declined by $936,808, or 50.3%, due to the maturity and competitive nature of this business. The reduction in revenue in our Care Entrée™ program and wholesale club membership programs during 2004 was offset in part by increased revenue of $359,378 in our Care Financial division.

Operating Metrics

Our healthcare membership base declined during 2004 by approximately 24,000 members or 29.6% to approximately 57,000 members as of December 31, 2004 as compared to 81,000 members as of December 31, 2003, , and as compared to a decrease during 2003 of approximately 11,000 members or 12.0% from the approximately 92,000 members as of December 31, 2002, Those declines in membership were the primary cause of the $6,861,920 (approximately 17%) decrease in Care Entrée program member revenues from 2003 to 2004 described above.  The reduction in our healthcare membership base was due to the implementation of the escrow account requirements for hospitalized care in the fourth quarter of 2002, and expansion to physicians and doctors commencing on October 1, 2003.

As a result of some of healthcare program changes introduced during 2004 and 2003, our independent marketing representative base experienced a significant reduction in 2004. We, however, continue to maintain the majority of our core business leaders whose downline organizations generate a substantial portion of our revenues.

COST OF OPERATIONS.  Cost of operations for the year ended December 31, 2004 increased $1,975,849 or 15.1% to $15,101,700 from $13,125,851 during 2003. The increase in cost of operations primarily arose from inclusion in the operating results $2,052,615 of expenses for Access, from its acquisition in June 2004. The relatively fixed nature of expenses in our Care Entrée program during a period of declining revenues coupled with a shift toward private label sales of our healthcare membership product led to a drop in gross profit in that program from 2003 to 2004. The relatively fixed nature of expenses of our Care Entrée program was largely due to the capital leases of printing equipment entered into when membership level and enrollment activity was at a significantly higher level. Most of these leases terminate in the first six months of 2005 and the associated equipment will be replaced with equipment costing approximately $1,500,000 less per year. Additionally, during the fourth quarter of 2004 and the first quarter of 2005, we experienced a deterioration in the collectibility of receivables and notes from certain of our private label partners, leading to an increase in the allowance for doubtful accounts and notes and a charge to costs of operations of $1,012,253. Those increases were offset in part by decreases in costs of access to provider networks of $455,235. Cost of operations, as a percentage of revenues, was 39.4% of revenues during 2004, while in 2003 cost of operations was 31.2% of revenues.

SALES AND MARKETING EXPENSES.  Sales and marketing expenses decreased $4,640,796 or a decrease of 29.8%, to $10,931,392 during the year ended December 31, 2004 from $15,572,188 during 2003. Sales and marketing expenses represented 28.5% and 37.0% of the revenues during the years ended December 31, 2004 and 2003, respectively. The decrease in sales and marketing expense was primarily due to a $4,215,706 decrease commission expense related to a decrease in revenue from healthcare savings services of $6,861,920 from 2003 to 2004 as well as a shift toward private label sales of our healthcare membership product, resulting in lower commission costs but also a decline in gross profit margins.  The decrease as a percentage of revenues was also due to the inclusion in Access revenues that have a much lower level of associated sales and marketing costs when compared to our other operations.

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased $6,180,308 or 91.7% to $12,919,579 during the year ended December 31, 2004 from $6,739,271 during 2003. The increase in general and administrative expenses was primarily due to the June 2004 acquisition of Access that added $1,152,557 to these costs, legal fees and litigation costs of $868,209, introduction of our Care 125 and Care Financial products that increased these costs by $917,803, and management of the member escrow accounts for our healthcare savings products that increased these costs by $549,473. The additional costs of Care Financial during 2004 include $678,000 of management fees paid under an arrangement that ended in March 2005. Additionally, the cost of being a public company increased approximately $200,000 from approximately $600,000 in 2003 to approximately $800,000 in 2004. General and administrative expenses represented 33.7% and 16.0% of revenues for the years ended December 31, 2004 and 2003, respectively.

IMPAIRMENT OF GOODWILL. With respect to the $2,000,000 of goodwill associated with the Foresight acquisition in 2000, based upon the operating results of Foresight in 2004 and projected revenues and earnings, we determined that the estimated fair value of Foresight did not exceed the carrying value of the Foresight tangible assets.  This impairment arose from the continuing decline in the revenues, and increases in the losses, in that subsidiary, as detailed in Note 15 — Segmented Information to the Financial Statements included herein. Accordingly, a charge to earnings was recorded to reflect that $2,000,000 impairment of the Foresight goodwill.

TOTAL OPERATING EXPENSES.  During the year ended December 31, 2004, total operating expenses (consisting of costs of operations, sales and marketing expenses, general and administrative expenses and impairment of goodwill) increased $5,515,360 or 15.6%, to $40,952,671 from $35,437,311 during 2003. Total operating expenses represented 106.9% and 84.2% of revenues for the years ended December 31, 2004 and 2003, respectively. The decrease in operating margins was due to the reasons described above.

OPERATING INCOME AND NET EARNINGS (LOSS).  During the year ended December 31, 2004, our operating loss was $2,633,975, a decrease of $9,284,336 or 139.6% from the operating income of $6,650,361 during 2003. Our net loss was $1,955,952, or 5.1% of revenues, net of provision for an income tax benefit of  $734,581. During the year ended

December 31, 2004, we incurred tax costs of approximately $564,233 with respect to state taxes. In comparison, during 2003 net earnings were $4,089,326, or 9.7% of revenues net of provision for income taxes of $2,411,066. During the years ended December 31, 2004 and 2003, net earnings (loss) per common share, calculated on a diluted basis, were $(0.16) and $0.34, respectively.

COMPARISON OF 2003 AND 2002

PRODUCT AND SERVICE REVENUES.  During the year ended December 31, 2003, revenues were $42,087,671, a decrease of $1,027,995, or 2.4% from $43,115,666 during 2002. The reduction in actual revenues for the year ended December 31, 2003 was primarily due to reductions in (i) the members in our Care Entrée program as a result of our implementation of member escrow account requirements for hospitalized care commencing in the fourth quarter of 2002 of $1,028,775 offset in part by escrow maintenance fees of $442,930 and (ii) our wholesale club membership programs of $790,399. The requirement of member escrow deposits was in response to the market changes in the healthcare savings industry. In addition, effective October 1, 2003, the escrow account requirements for hospitalized care was expanded to include all medical doctors and physicians. Under the escrow arrangement, we pre-certify members’ ability to pay based on available escrow account balances and process the members’ payments directly to the medical providers to help assure the payment of the healthcare providers. As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The escrowed funds referred to as cash-in-trust on our balance sheet was $2,768,447 as of December 31, 2003. The reduction in revenue in our wholesale club membership programs was due to the maturity and competitive nature of this business as compared to our healthcare membership savings business that operates in a growth market.

For the year ended December 31, 2003, more than 90% of our revenues were attributable to our healthcare membership program.

The reduction in revenue in our Care Entrée™ program and wholesale club membership programs during 2003 was offset in part by increased revenue of $255,765 in our Care Financial division.

Operating Metrics

Our healthcare membership base was approximately 81,000 members as of December 31, 2003 as compared to 92,000 members as of December 31, 2002, a decrease of approximately 11,000 members or 12.0%. The reduction was most noticeable in the fourth quarter of 2003 where our membership decreased by approximately 4,000, or 4.7% during this period. The reduction in our healthcare membership base was due to the implementation of the escrow account requirements for hospitalized care in the fourth quarter of 2002, and expansion to physicians and doctors commencing in October  2003.

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

Cost of operations, as a percentage of revenues, were 31.2% of revenues during the year ended December 31, 2003, while in 2002 cost of operations were 26.8% of revenues. This increase was for the reasons described above.

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

GENERAL AND ADMINISTRATIVE EXPENSES.  General and administrative expenses increased $643,911 or 10.6% to $6,739,271 during the year ended December 31, 2003 from $6,095,360 during 2002. The increase in general and administrative expenses for the year ended December 31, 2003 was primarily due to additional salaries and other administrative costs of $360,699 necessary to support both our information systems and financial capabilities and administrative operations as well as the recruitment of a Chief Information Officer and a more experienced information systems staff. In addition, the Company has incurred additional public company costs of $233,694 which include certain effects of Sarbanes-Oxley. General and administrative expenses represented 16.0% and 14.1% of revenues for the years ended December 31, 2003 and 2002, respectively.

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

PRO FORMA EFFECT OF STOCK-BASED COMPENSATION

We have historically used stock options to retain and compensate our officers, directors, employees and others. During 2004, 2003 and 2002, we granted stock options for the purchase of our common stock to our officers, directors, employees and others. In accordance with Accounting Principles Board Opinion (“APB”) No. 25, no compensation cost for these stock options was recognized in our financial statements because the exercise price was equal to or exceeded the fair value of our common stock at the date of grant. The outstanding stock options granted in 2004, 2003 and 2002 had an estimated fair value at the date of grant of the options of $1,232,405, $728,892, and $1,038,133 , respectively, utilizing the methodology prescribed under Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensations.  After giving effect to the estimated fair value of these options, our pro forma net (loss) earnings were $(2,271,535) ($0.16 basic loss per common share) and $3,862,933 ($0.33 basic earnings per common share) for the years ended December 31, 2004 and 2003, respectively.

INCOME TAX PROVISION

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At December 31, 2004 and 2003 , we had deferred tax benefits resulting in large part from the benefits from net operating loss carryforwards of $1,801,368 and $760,681, respectively,  which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of December 31, 2004 and 2003 was $1,146,096 and $623,409, respectively.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES.  Net cash provided by operating activities for the years ended December 31, 2004 and 2003 was $1,758,624 and $7,818,885, respectively, an decrease of $6,060,261. The decrease in net cash from operating activities was negatively impacted primarily due to the decline in profitability discussed above.

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

INVESTING ACTIVITIES.  Net cash used in investing activities for the years ended December 31, 2004 and 2003 consisted of $2,595,057 and $945,344, respectively, and was used for the acquisition of Access in 2004 and to purchase fixed assets necessary to accommodate and support our operations. The majority of our fixed asset purchases for the years ended December 31, 2004 and 2003 were in respect of recently developed computer software and some hardware purchases.

During the years ended December 31, 2004 and 2003, we entered into net issuances (settlements) of capital lease obligations of $185,813 and $(504,152), respectively. These net settlements of capital lease obligations represented the excess of capital lease retirements over obligations. These leases were not included in our net cash used in investing activities because they are considered non-cash in nature. Our capital lease obligations are primarily related to the copiers and other machinery used to develop and produce member and independent marketing representatives’ directories, training videos and sales aids materials.

Net cash used in investing activities for the year ended December 31, 2002, was $920,408. During the year ended December 31, 2002, net cash of $920,408 was used to purchase fixed assets, primarily computer software and hardware purchases, necessary to support the growth in our operations.

In connection with the acquisition of Access, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not  considered a measure under  accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500. The amount of contingency payments and common stock deliveries based upon EBDITA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006. The Company expects that Access will achieve those EBITDA levels and that, as a result, contingent payouts will be made. However, the amount of payouts through December 31, 2006 cannot be estimated at this time. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

FINANCING ACTIVITIES.  Net cash used in financing activities for the years ended December 31, 2004, 2003 and 2002 were $1,968,534, $1,397,424 and $1,212, 977, respectively. During the year ended December 31, 2004, net cash of $681,537 was used for repurchase of the Company’s outstanding shares under the Company’s Common Stock Repurchase Plan and net cash of $1,291,435 was used for repayments on capital leases. During the year ended December 31, 2003, net cash of $1,428,530 was used for repayments on capital leases. During the year ended December 31, 2002, net cash of $1,212,977 was used to redeem preferred stock of $1,000,000 and for payments on capital leases of $809,091, offset in part by proceeds of $610,251 from exercise of stock options and warrants.

At December 31, 2004 and 2003, we have working capital of $6,344,954 and $8,818,823, respectively. Other than our capital lease obligations of $591,486, we do not have any capital commitments. We do not anticipate that our capital expenditures for the year ending December 31, 2005 will exceed the amount incurred for the year ended December 31, 2004. We believe that our existing cash and cash equivalents, and cash provided by operations will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

Because our capital requirements cannot be predicted with certainty there is no assurance that we will not require any additional financing before the expiration of the 12-month period. There is no assurance that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

CONTRACTUAL OBLIGATIONS

OPERATING LEASES

We lease various office spaces and certain machinery and equipment. These leases are classified as operating leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases continue through

December 15, 2006.

CAPITAL LEASES

We have several capital leases for office equipment. These leases are classified as capital leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases end in early 2006.

Description	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$789,174	$427,177	$361,997	—	—
Capital Leases	$666,133	$566,060	$100,073	—	—
Total	$1,455,307	$993,237	$462,070	—	—

The payment amounts for capital leases include $23,000 of implicit interest.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any investments in market risk sensitive investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

The following table presents our unaudited quarterly results of operations data for each of the eight quarters in 2004 and 2003. The quarterly information is unaudited but, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period.

Our consolidated financial statements begin on page F-1.

	QUARTER ENDED (UNAUDITED)
	March 31	June 30	September 30	December 31 (2)
2004
Product and service revenues(1)	$9,946,131	$9,403,212	$10,291,188	$8,678,165
Total operating expenses(1)	8,828,299	8,801,515	9,999,726	13,323,131
Operating income	1,117,832	601,697	291,462	(4,644,966)
Earnings before income taxes	1,088,825	580,208	284,514	(4,644,080)
Provision for income taxes	482,873	292,327	188,231	(1,698,012)
Net earnings	$605,952	$287,881	$96,283	$(2,946,068)
Earnings per share: (3)
Basic	$0.05	$0.02	$0.01	$(0.24)
Diluted	$0.05	$0.02	$0.01	$(0.24)
2003
Product and service revenues(1)	$10,762,309	$10,963,994	$10,268,629	$10,092,739
Total operating expenses(1)	8,975,850	8,971,402	8,735,312	8,754,747
Operating income	1,786,459	1,992,592	1,533,317	1,337,992
Earnings before income taxes	1,757,479	1,947,665	1,493,709	1,301,538
Provision for income taxes(4)	570,719	681,285	522,739	636,321
Net earnings	$1,186,760	$1,266,380	$970,970	$665,217
Earnings per share:
Basic	$0.10	$0.11	$0.08	$0.06
Diluted	$0.10	$0.11	$0.08	$0.05

(1)           Certain reclassifications have been made to prior quarterly financial information to conform to the current presentation of the quarterly financial information.

(2)           In the fourth quarter of 2004, a $2,000,000 goodwill impairment charge was recorded, provisions for uncollectible accounts and notes were recorded in the aggregate amount of $1,012,253 and a provision for costs and losses for pending litigation was recorded in the amount of $187,500.

(3)           For the year ended December 31, 2004, 54,863 shares related to outstanding stock options were not included in the calculation of diluted earnings per share because the inclusion would have been anti-dilutive.

 (4)          Included in the income tax provision for the fourth quarter of 2003, is an additional amount for state income taxes of approximately $184,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

We did not have any disagreements with our independent accountants concerning matters of accounting principle or financial statement disclosure during 2004 of the type requiring disclosure hereunder.

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

In connection with our year end close process, the preparation of this Annual Report on Form 10-K as of December 31, 2004 and in preparation for commencement of an evaluation of the effectiveness of the Company’s internal control over financial reporting during 2005 based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO), an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are not effective at December 31, 2004, due to one material weakness and four significant deficiencies in internal control over financial reporting noted below.  Our management reported to our auditors and the audit committee of our board of directors that, other than the changes implemented to remediate the material weakness and significant deficiencies noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the fourth quarter of 2004 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation consisting of corrective actions necessary or taken to correct significant deficiencies in our internal controls and disclosure controls and procedures.

Changes to Internal Control over Financial Reporting

During the fourth quarter of 2004, management recognized the need to improve its internal controls over financial reporting in the following areas:

Material Weakness

•              We found that losses were probable in the collection of outstanding accounts and notes receivable but those losses had not been adequately quantified or provided for in the allowance for doubtful accounts.

Significant Deficiencies

•              We found general information technology control deficiencies related to disaster recovery and control over the program change process,

•              We found inadequate reconciliation procedures for transactions and balances in cash-in-trust held on behalf of members who have escrowed funds with the Company,

•              We found inadequate information technology application controls over the accuracy of claims transactions through our claims processing systems, and

•              We found inadequately detailed reporting of member statistics such as enrollments, terminations, and number of healthcare members for use in analytical review and control of our membership revenue, provider network cost and commission expense transactions.

We were unable to completely remediate these weaknesses before the end of the fourth quarter, although we implemented partial remediation of them in the form of interim changes to internal control over financial reporting that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter. Also, we conducted additional procedures and implemented interim manual control procedures to enable us to assure the accuracy of the financial statements for the fourth quarter and fiscal year ended December 31, 2004 contained in this Form 10-K.

After year end, management launched initiatives to put into operation new controls to address the material weakness and the significant deficiencies described above. Management believes that these new controls will remediate the significant deficiencies in the Company’s internal control over financial reporting that existed as of December 31, 2004, and that these internal controls will be effective at the reasonable assurance level. However, since these changes were implemented after year end, these changes did not alter the conclusion of management that our internal controls were not effective at year end.

ITEM 9B. OTHER INFORMATION

We have no information to report that should have been reported in a filing on Form 8-K during the fourth quarter of 2004.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth information with respect to each of our executive officers and directors. Our directors are generally elected at the annual shareholders’ meeting and hold office until the next annual shareholders’ meeting or until their successors are elected and qualified. Our executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and the number as our board of directors may determine by resolution or election. Our board of directors currently consists of seven members.

Name	Age	Position
Judith H. Henkels(1)	50	Chief Executive Officer, President and Director
Robert Bintliff	51	Chief Financial Officer
Frank Apodaca	42	Chief Operating Officer and President and C.E.O. of Access HealthSource, Inc.
Eliseo Ruiz III	39	Vice President and General Counsel and Secretary
Coleman Orr	60	President of the Care Entrée division
Kenneth S. George(1)(4)	56	Director
Kent H. Webb, M.D.(2)(4)	47	Director
Eugene E. Becker(1)(2)(3)	55	Director
J. French Hill(2)(3)	48	Director
Nicholas J. Zaffiris(4)(1)	41	Director
Robert E. Jones(1)	59	Director

(1)           Member of the Compensation Committee.

(2)           Member of the Audit Committee.

(3)           Member of the Corporate Governance and Nominating Committee.

(4)           Member of the Medical Committee.

The following is a brief description of the business background of our executive officers and directors:

Judith H. Henkels serves as our Chief Executive Officer and President and Chairman of the Board of Directors. Ms. Henkels is the founder of Capella Group and has over 26 years of business experience, with a concentration in accounting, finance and healthcare. She has over 19 years of experience in the healthcare industry. Prior to founding Capella Group she was the Executive Vice President and CFO for Linnaeus, Inc. during the period 1994 through 1997. Linnaeus is a managed care systems company and owned a Third Party Administrator (TPA). While at Linnaeus, Ms. Henkels was instrumental in selling the TPA and finding new venture capital to support the ongoing operations of the systems company. From 1991 through 1994, Ms. Henkels was CFO and Executive Vice President for Premier BioResources, Inc., a company that owned and operated plasma centers throughout the U.S. From 1985 through 1991 Ms. Henkels worked for The BOC Group (a British Conglomerate) in their healthcare segment. She held various controllership roles in the anesthesia, critical care and home health care divisions and was the first woman to hold the role of Vice President in BOC throughout the world. Prior to BOC, Ms. Henkels also held financial positions in the Worthington Division of Dresser Industries (formerly McGraw Edison) and the accounting firm Ernst & Whinney, now Ernst & Young. Ms. Henkels is a Certified Public Accountant, and holds an MBA degree from Rutgers University where she graduated first in her class, and a B.A. degree from Iowa State University.

Robert Bintliff serves as our Chief Financial Officer and has been with us since August 2004.  Mr. Bintliff’s experience includes six years as an audit partner with Coopers & Lybrand (at which he was employed from 1985-1995), President and CEO of Jim Bridges Acquisition Company, a privately held firm (1995-1999) and as Chief Financial Officer for Comercis, Inc., a business software company that he helped take public (1999-2001).  Earlier in his career, he served as a senior member of the financial management team of InterFirst Corporation, a $9 billion regional bank holding company (1981-1985).  He had most recently operated his own accounting and management consulting practice in the Dallas/Fort Worth area (2001-2004).  Mr. Bintliff holds a B.B.A. in accounting from Texas Christian University.  He is a CPA licensed in Texas, and is a member of the American Institute of Certified Public Accountants.

Frank Apodaca has served as President and C.E.O. of our subsidiary, Access HealthSource, Inc., since June 18, 2004, and as our Chief Operating Officer since February 23, 2005.  Mr. Apodaca has been the President and C.E.O. of Access Healthsource, Inc. since 2000.  Mr. Apodaca was President of Advantage Care Network, Inc., a privately-held network of healthcare providers, from 1995 to 1997.  From 1997 to 2000, Mr. Apodaca was President of Apodaca Health Care Associates and of Frontera Associates, L.L.C., both privately-held companies providing healthcare services.   Mr. Apodaca is also associated with various companies operating or associated with National Center for Employment of the Disabled (“NCED”), a Texas nonprofit corporation.  His employment agreement with us allows him to spend a portion of his time serving these NCED associated, nonprofit companies.  In this capacity, he holds executive officer positions with Sahara Companies, and NCED Mental Health Center.  He holds Group I Health, Life, HMO, and AD&D, insurance licenses from the Texas Department of Insurance, and Series 6 & 63 Securities Broker/Dealer licenses.  He attended the University of Texas at El Paso from 1989 through 1993, majoring in business administration.  Mr. Apodaca serves as a Director of NCED/Sahara Companies, NCED Mental Health Center, and Physicians Healthcare Management, Inc., all privately-held companies.

Eliseo Ruiz III serves as our Vice President and General Counsel and Secretary.  He has been with us since December 2003.  Mr. Ruiz has been a practicing attorney since November 1991.  He most recently was Vice President and General Counsel of CyberBills, Inc. (and its successor entity) in San Jose, California from 1999 thru 2002.  He also served as Associate General Counsel at Concentra, Inc. from 1998 thru 1999 and was in private practice from 1991 thru 1997.  He holds an undergraduate degree (Plan II) and a law degree from the University of Texas at Austin.  He is a member of the State Bar of Texas.

Coleman Orr  serves as the President of our Care Entrée division. He has been with us since February 2, 2005.  Mr. Orr previously served as President of Main Street Financial Group, a privately held financial services company in Destin, Florida, from 1999 to 2005.  From 1996 to 1999, Mr. Orr was employed by World Marketing Alliance, a privately-held financial services firm.  Mr. Orr served United States Army as an Airborne Ranger and member of the U.S. Army Sky Diving Team before starting his career in 1970 with the Amway Corporation.  Mr. Orr is also an accomplished motivational speaker, appearing at seminars around the country.  He holds his Series 6, 63 and 65 licenses, is designated as a Registered Investment Advisor with the NASD and is licensed in insurance, variable annuities and variable life.

Kent H. Webb, M.D., a founder of Precis, has served as one of our Directors since June 1996 (and Medical Director since August 2001). He served as Chairman of our Board of Directors until December 2000 and was a member or general partner of our predecessors Advantage Data Systems, Ltd. and Medicard Plus—ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company. Dr. Webb was graduated from the University of Oklahoma College of Medicine and completed his residency in General and Vascular Surgery at the University of Oklahoma Health Services Center.

Eugene E. Becker became one of our directors in August 2002. He is President of Eugene Becker & Associates, Inc., a privately-held marketing and consulting company. Mr. Becker served as the Chief Executive Officer of Aon Financial Partnerships during May to September 2000. During 1983 to 1999, Mr. Becker served as Chief Marketing Officer of American Bankers Insurance Group (during 1991 to 1999), Chief Executive Officer, and President and Chairman of the Board of American Bankers Insurance Company, American Bankers Life Assurance Company, Voyager Insurance Group, American Reliable Insurance Company and Banker American Life Assurance Company (during 1988 to 1999). Mr. Becker currently serves as a member of the board of directors for two companies: Signal Holdings Inc. and Pacific Specialty Insurance Company. Mr. Becker received a B.A. from Biscayne College (now St. Thomas University), and a M.B.A. from the University of Miami.

J. French Hill joined the board of directors in January 2003. In 1999, Mr. Hill founded Delta Trust & Banking Corp., a privately held banking, trust and investment brokerage company headquartered in Little Rock, AR, following a six year career with Arkansas’ largest publicly traded holding company, First Commercial Corp. First Commercial was sold in 1998 to Regions Financial Corp. (RF). As an executive officer of First Commercial, Mr. Hill was chairman of the bank holding company’s trust division and its investment brokerage dealer subsidiary from 1995 until 1998. He also oversaw a number of other staff functions in the company from 1993 through 1998 including human resources, executive compensation, bank compliance, credit review and strategic planning. During the last five years he has served as a member of the board of directors of these companies: Delta Trust & Banking Corp. and its affiliates (1999 to present); Research Solutions LLC, a privately held company in the clinical trials business (1999 to present), a privately held company in the aircraft lighting systems business; and Syair Designs LLC (2000-2003). From May 1989 through January 1993, Mr. Hill was a senior economic policy official in the George H. W. Bush Administration on the staff of the White House and as deputy assistant secretary of the U.S. Treasury. Mr. Hill graduated magna cum laude in economics from Vanderbilt University.

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

Robert E. Jones became one of our directors in October 2004.  Mr. Jones has been President and Chief Executive Officer of the National Center for Employment of the Disabled (NCED) since 1994. NCED is a not for profit, manufacturing and service corporation. Since 1990, Mr. Jones has been managing Director of JW Investments, JFT Management and JW Properties. Each of these private companies specializes in the development and management of commercial and industrial properties. Mr. Jones holds a B.A. degree from the University of Houston.

BOARD COMMITTEES

Our Board of Directors has an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. All of the members of the Audit Committee are all “independent directors” as defined in Rule 4200 of the Nasdaq Stock Market, Inc. marketplace rules (the “Nasdaq rules”), and one member serves as the Audit Committee’s financial expert.

The Compensation Committee reviews our compensation philosophy and programs, and exercises authority with respect to payment of direct salaries and incentive compensation to our officers. A discussion of the Compensation Committee interlocks and insider participation is provided below under the section heading “Compensation Committee Interlocks and Insider Participation”.

The Governance and Nominating Committee (a) monitors and oversees matters of corporate governance, including the evaluation of Board performance and processes and the “independence” of directors, and (b) selects, evaluates and recommends to the Board qualified candidates for election or appointment to the Board

AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has determined that J. French Hill, one of our independent directors and member of our audit committee, qualifies as a “financial expert.” This determination was based upon Mr. Hill’s

•              understanding of generally accepted accounting principles and financial statements;

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

Mr. Hill’s experience and qualification as a financial expert were acquired through his extensive background in financial analysis, investment banking, finance and commercial banking. He has also participated in the preparation of financial statements and registration statements filed with the Securities and Exchange Commission. Mr. Hill also currently serves on two other audit committees (in one case, as an ex officio member) where he has oversight responsibility of the financial statements and works with the internal accountants and external auditors on audit and/or accounting matters.

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

Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2004, we believe that each person who, at any time during 2004, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2004.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation during 2004, 2003 and 2002, paid or accrued, of our Chief Executive Officer, our Chief Financial Officer, and the four other most highly compensated executive officers, including the executive officers of our subsidiaries.

					Long-Term Compensation Awards
					Shares of
					Common Stock
					Underlying
		Annual Compensation(1)			Options
Name Principal Position	Year	Salary(2)	Bonus(3)	Other(4)	Granted

Judith H. Henkels Chairman, Chief Executive Officer and President(5)(7)	2004	$246,385	$30,000	$10,497	10,000
	2003	$174,065	$5,000	$10,497	10,000
	2002	$160,000	$50,000	—	—
Bobby R. Rhodes Vice President of Provider Relations(6)(7)	2004	$193,231	$30,000	—	—
	2003	$112,156	$37,790	$2,000	10,000
	2002	$95,000	$50,000	—	—
Terry Brewster (6) Executive Vice President of Sales & Marketing	2004	$171,635	$50,000	—	100,000
	2003	—	—	—	—
	2002	—	—	—	—
Frank Apodaca Chief Operating Officer and President and CEO of subsidiary, Access HealthSource, Inc.	2004	$129,808	—	$60,800	100,000
	2003	—	—	—	—
	2002	—	—	—	—
Robert Bintliff Chief Financial Officer	2004	$59,538	—	$2,580	100,000
	2003	—	—	—	—
	2002	—	—	—	—
Dino Eliopoulos(6) Former Chief Financial Officer	2004	$106,682	$30,000	$4,500	—
	2003	$141,029	$5,000	$3,000	110,000
	2002	—	—	—	—

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

(4)           Includes amounts paid to or on behalf or the named executive as a car allowance and, for Mr. Apodaca’s compensation related to non-competition provisions in his employment agreement.

(5)           In February 2002, Ms. Henkels was appointed to serve as our Chief Executive Officer and President. Ms. Henkels has served as our President since June 8, 2001.

(6)           Mr. Brewster’s employment by the Company was terminated as of April 5, 2005.  Mr. Rhodes’ employment by the Company was terminated as of March 3, 2005.  Mr. Eliopoulos terminated his employment with the Company as of July 23, 2004.

(7)           The base salaries of Ms. Henkels and Mr. Rhodes were increased in 2004 as a result of our entering into new employment agreements with each of them.  In entering the new employment agreements, Ms. Henkels and Mr. Rhodes agreed to terminate their prior employment agreements with the Company. In so doing, Ms. Henkels and Mr. Rhodes waived certain rights they may have had, under the prior agreements, to a portion of the Company’s earnings before interest and taxes.

OPTION GRANTS LAST YEAR

The following table sets forth certain information relating to options granted in 2004 to named executive officers to purchase shares of our common stock.

					Potential Realizable
	No. of				Value at Assumed
	Securities	% of Total			Annual Rates of Stock
	Underlying	Options Granted	Exercise or		Price Appreciation for
	Options/SARs	to Employees In	Base Price	Expiration	Option Term
Name	Granted(#)	Fiscal Year(1)	($/Sh)	Date	5%($)	10%($)
Judith Henkels	10,000	1.2%	2.85	10/27/09	36,374	45,900
Terry Brewster (2)	100,000	11.8%	3.88	3/23/09	495,197	624,878
Frank Apodaca	100,000	11.8%	2.76	6/18/09	352,254	444,501
Robert Bintliff	100,000	11.8%	2.99	2/28/09	381,608	481,542
Eliseo Ruiz III	100,000	11.8%	3.88	3/23/09	495,197	624,878

(1)           Options for the issuance of a total of 845,500 shares of common stock were issued to employees in 2004.

(2)           Mr. Brewster’s employment by the Company was terminated as of April 5, 2005.

OPTION EXERCISES IN LAST FISCAL YEAR

No executive officer exercised options in 2004.

AGGREGATE STOCK OPTION EXERCISE AND YEAR-END OPTION VALUES.  The following table sets forth information related to the number and value of options held by the named executive officer at December 31, 2004. During 2004, no options to purchase our common stock were exercised by the named executive officers.

	Number of Unexercised Options As Of December 31, 2004		Value of Unexercised In-The-Money Options As Of December 31, 2004(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Judith H. Henkels	22,500	7,500	—	—
Robert Bintliff	—	100,000	—	—
Bobby Rhodes(2)	12,500	7,500	—	—
Terry Brewster (2)	—	100,000	—	—
Frank Apodaca	—	100,000	—	—
Eliseo Ruiz III	—	100,000	—	—

(1)           The closing sale price of our common stock as reported on the Nasdaq SmallCap Market on December 31, 2004 was $2.66. The per-share value is calculated based on the applicable closing sale price per share, minus the exercise price, multiplied by the number of shares of common stock underlying the options.

(2)           Our employment of Mr. Brewster was terminated as of April 5, 2005.  Our employment of Mr. Rhodes was terminated as of March 3, 2005.

EQUITY COMPENSATION PLANS

1999 STOCK OPTION PLAN.  For the benefit of our employees, directors and consultants, we have adopted the Precis Smart Card Systems, Inc. 1999 Stock Option Plan (the “stock option plan” or the “plan”). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 1,400,000.

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

All outstanding options granted under the plan will become fully vested and immediately exercisable if (i) within any 12-month period, we sell an amount of common stock that exceeds 50% of the number of shares of common stock outstanding immediately before the 12-month period or (ii) a “change of control” occurs. For purposes of the plan, a “change of control” is defined as the acquisition in a transaction or series of transactions by any person, entity or group (two or more persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring our securities) of beneficial ownership of 50% or more (or less than 50% as determined by a majority of our directors) of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities.

2002 NON-EMPLOYEE STOCK OPTION PLAN.  Effective May 31, 2002 our board of directors approved the Precis, Inc. 2002 Non-Employee Stock Option Plan (the “2002 Stock Option Plan”) which was approved by our shareholders on July 29, 2002. Our employees who also serve as our directors are not eligible to receive stock option under this plan. The purpose of the 2002 Stock Option Plan is to strengthen our ability to attract and retain the services of individuals that serve as our non-employee directors, consultants and other advisors that are essential to our long-term growth and financial success and thereby to enhance shareholder value through the grant of stock options. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the 2002 Stock Option Plan is 500,000.

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

Options granted under the 2002 Stock Option Plan may not under any circumstance be exercised after 10 years from the date of grant and no option may be granted after March 31, 2007. Options are not transferable except by will, by the laws of descent and distribution, by gift or a domestic relations order to a “family member.” Family member transfers include transfers to parents (and in-laws), to nieces and nephews (adopted or otherwise) as well as trusts, foundations and other entities principally for their benefit.

2002 IMR STOCK OPTION PLAN.  Effective March 15, 2002 our board of directors approved the Precis, Inc. 2002 IMR Stock Option Plan (the “IMR Plan”) which was approved by our shareholders on July 29, 2002. The purpose of the IMR Plan is to strengthen our ability to attract and retain independent marketing representatives, to furnish additional incentive to our independent marketing representatives who are significantly responsible for our success, and thereby to enhance shareholder value. The IMR Plan provides for the grant of stock options to our independent marketing representatives. Our employees and directors are not eligible to participate in the IMR Plan. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the IMR Plan is 500,000.

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

Options granted under the IMR Plan may not under any circumstance be exercised after five years from the date of grant. Subject to the foregoing, options are exercisable only by independent marketing representatives who are in “good standing” at the time of exercise. To be in good standing, an independent marketing representative must

•              be in active status at the time of grant and exercise of the option,

•              maintain his or her membership in Care Entrée™ program and

•              comply with our the policies and procedures and the terms and conditions of the independent marketing representative’s agreement with us.

Options are not transferable except by will or by the laws of descent and distribution.

On January 29, 2003, our Board voted to discontinue, effective June 1, 2003, any future stock option grants under the 2002 IMR Stock Option Plan.

DIRECTOR LIABILITY AND INDEMNIFICATION

As permitted by the provisions of the Oklahoma General Corporation Act, our Certificate of Incorporation eliminates the monetary liability of our directors for a breach of their fiduciary duty as directors. However, these provisions do not eliminate our director’s liability

•              for a breach of the director’s duty of loyalty to us or our shareholders,

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

To be entitled to indemnification, indemnitee must have acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. In addition, no indemnification is required if the indemnitee is determined to be liable to us unless the court in which the legal proceeding was brought determines that the indemnitee was entitled to indemnification. The costs and expenses covered by these agreements include expenses of investigations, judicial or administrative proceedings or appeals, amounts paid in settlement, attorneys’ fees and disbursements, judgments, fines, penalties and expenses of enforcement of the indemnification rights.

We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities for events occurring after June 7, 2001.  This insurance protection covers claims and any related defense costs of up to $5,000,000 with an additional excess of loss of $5,000,000 on excess of $5,000,000 and an additional excess of loss of $5,000,000 on excess of $10,000,000 based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer.

EMPLOYMENT ARRANGEMENTS AND LACK OF KEYMAN INSURANCE

As of December 31, 2004, we had entered into employment agreements with each of Judith H. Henkels and Bobby Rhodes. Each agreement is for a three-year term beginning on August 1, 2003; however, the term is automatically extended for additional one-year terms, unless the employee or we give 30 days’ advance notice of termination. Additionally, an employment agreement was entered into with Frank Apodaca on June 18, 2004 for a three year term beginning on that date.  Additionally, an employment agreement was entered into with Robert Bintliff on November 1, 2004 for a three year term beginning on that date. These agreements provide, among other things,

•              an annual base salary of $263,000 in 2004 for Ms. Henkels, $225,000 in 2004 for Mr. Apodaca, $180,000 in 2004 for Mr. Bintliff, and $200,000 in 2004 for Mr. Rhodes;

•              entitlement to fringe benefits including medical and insurance benefits and participation in our 401(k) plan and MSA plan and any other benefit plan we establish; and

•              limited salary continuation during any period of temporary or permanent disability, illness or incapacity to substantially perform the services required under the agreement or in the event of employee’s death.

These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out her or his responsibilities and duties. The employee may not hold executive positions with other entities or own interests in, manage or otherwise operate other businesses; provided however that Mr. Apodaca may spend up to 20% of his time attending to his duties as an executive officer or a director of certain nonprofit entities.

Under all of these agreements, “good cause” includes commitment of a felony (excepting any felony traffic offense) or any crime directly related to the employment which causes a substantial detriment to us, actions contrary to our best interest, willful failure to take actions permitted by law and necessary to implement our written policies, continued failure or refusal to attend to duties, or willful misconduct materially injurious to the Company or its subsidiaries.

In entering the employment agreements referenced above, Ms. Henkels and Mr. Rhodes agreed to terminate their prior employment agreements with the Company. In so doing, Ms. Henkels and Mr. Rhodes waived certain rights they may have had, under the prior agreements, to a portion of the Company’s earnings before interest and taxes.

Mr. Rhodes’ employment by the Company was terminated as of March 3, 2005.

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

•              We reimburse our directors for travel and out of pocket expenses in connection with their attendance at meetings of the board.

•              We may occasionally grant stock options to our board members.

The quarterly payments referenced above began in the third quarter of 2003. In 2004, the following directors received compensation in the following aggregate amounts:

Eugene E. Becker	$22,500
Kenneth S. George	$20,000
J. French Hill	$20,000
Kent H. Webb	$22,500
Nicholas J. Zaffiris	$19,500

Except for the stock option grant describe below, Robert E. Jones has waived all rights to compensation for his service as a member of the board.

In 2004, the following board members received grants of stock options to purchase shares of our common stock. Except as indicated, all the stock options were exercisable on the date granted.

•              On October 27, 2004, Judith H. Henkels was granted stock options exercisable for the purchase of 10,000 shares at $2.85 per share. These options become exercisable on April 27, 2005.

•              On October 27, 2004, each of J. French Hill, Kenneth S. George, Eugene. Becker and Nicholas J. Zaffiris was granted stock options exercisable for the purchase of 10,000 shares at $2.59 per share.  The options were immediately exercisable.

•              On October 27, 2004, Kent Webb was granted stock options exercisable for the purchase of 22,000 shares at $2.59 per share.  The options were immediately exercisable.

•              On June 18, 2004, Robert E. Jones was granted stock options exercisable for the purchase of 100,000 shares at $2.76 per share.  The options were immediately exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Judith Henkels serves as our President and CEO . She also serves on the Board of Directors and on the Compensation Committee of the Board of Directors. Except for Ms. Henkels, none of our officers or employees participates in deliberations of the Compensation Committee. Ms. Henkels does not participate in deliberations or on votes regarding her compensation.  The Board of Directors has determined that it is appropriate for Ms. Henkels and Mr. Jones, as non-independent Directors, to serve on the Compensation Committee because of their direct insight into the performance of our executive management team.  The majority of the committee is comprised of independent Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents, as of March 25, 2005, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options and warrants, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	As of March 15, 2005
Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)(2)
Judith H. Henkels and Leland S. Chaffin, Jr.(3)	3,473,447	28.9%
Kent H. Webb, M.D.(4)	187,019	1.6%
Kenneth S. George(5)	45,000	*
Eugene E. Becker(6)	45,000	*
Nicholas J. Zaffiris(6)	45,000	*
J. French Hill(6)	47,000	*
Robert Jones(7)	100,000	*
Frank Apodaca (8)	48,849	*
Robert Bintliff(9)	—	*
Eliseo Ruiz III(10)	25,000	*
Terry Brewster(11)	25,000	*
Executive Officers and Directors as a Group (eleven persons)(11)	4,041,315	33.6%

*	Less than 1%.

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

(2)	The percentage shown was rounded to the nearest one-tenth of one percent, based upon 12,011,843 shares of common stock being outstanding.

(3)

Judith H. Henkels and Leland S. Chaffin, Jr. are married and reside in Texas, a community property state. Ms. Henkels is our Chief Executive Officer and President and Chairman of the Board of Directors. Ms. Henkels and Mr. Chaffin are deemed to beneficially own the same number of beneficially owned shares. The beneficially owned shares and percentage of outstanding shares include (i) 2,995,000 shares of common stock owned by Ms. Henkels, (ii) 371,009 shares of common stock owned by Mr. Chaffin, (iii) 30,000 shares issuable upon exercise of stock options held by Ms. Henkels, and (iv) 77,438 shares owned by Ms. Henkels but held in a special purpose account and allocated for purchase by the Company’s independent marketing representatives.

(4)	Dr. Webb is one of our directors. The beneficially owned shares and the percentage of outstanding shares include 103,000 shares of common stock issuable upon exercise of stock options.

(5)	Mr. George is one of our Directors. The beneficially owned shares and the percentage of outstanding shares include 35,000 shares of common stock issuable upon exercise of stock options.

(6)	The named person is one of our directors. The beneficially owned shares and percentage of outstanding shares include 45,000 shares issuable upon exercise of stock options held by the named person.

(7)	Mr. Jones is one of our Directors. The beneficially owned shares and the percentage of outstanding shares include 100,000 shares of common stock issuable upon exercise of stock options.

(8)

Mr. Apodaca is our Chief Operating Officer and President and C.E.O. of our subsidiary, Access HealthSource, Inc. He holds options to purchase 100,000 shares of our common stock, but no such options are exercisable or will be exercisable within 60 days of March 15, 2005. The options become exercisable in increments of 25,000 shares beginning on June 18, 2005. Pursuant to an agreement with National Center for Employment of the Disabled (“NCED”), Mr. Apodaca is entitled to and is the beneficial owner of 48,849 shares of our common stock, the number reported above as being beneficially owned by him. NCED if the party from whom we bought Access HealthSource, Inc. (“Access”) in June 2004. Mr. Apodaca’s agreement with NCED predates our acquisition of Access and entitles him to 10% of the proceeds of any sale of Access. The number of shares he beneficially owns as of the date of this report is 10% of the number of our shares currently issued and held by NCED as consideration for the acquisition.

(9)

Mr. Bintliff is our Chief Financial Officer. He holds options to purchase 100,000 shares of our common stock, but no such options are exercisable or will be exercisable within 60 days of March 15, 2005. The options become exercisable in increments of 25,000 shares beginning on August 1, 2005.

(10)

Mr. Ruiz is our Vice President and General Counsel. The beneficially owned shares and percentage of outstanding shares include 25,000 shares of our common stock issuable upon exercise of stock options. Mr. Ruiz holds additional options to purchase 75,000 common stock shares that are not exercisable and will not be exercisable within 60 days of March 15, 2005.

(11)

Mr. Brewster was our Executive Vice President for Sales and Marketing through April 5, 2005. The beneficially owned shares and percentage of outstanding shares include 25,000 shares of our common stock issuable upon exercise of stock options. Mr. Brewster’s options will terminate ninety (90) days after his last day of employment by the Company.

(12)	The beneficially owned shares and the percentage of outstanding shares include the shares beneficially owned by each of our executive officers and directors as described in footnotes (3) through (11).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and shareholders that beneficially own more than 5% of our common stock during 2004 and 2003. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our shareholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our shareholders.

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

THE CAPELLA GROUP, INC. MERGER-ACQUISITION.  On June 8, 2001, we completed the merger-acquisition of The Capella Group, Inc. In completion of this merger-acquisition, we issued 2,775,000 shares of our common stock to the shareholders of The Capella Group, Inc. in exchange for the outstanding capital stock of The Capella Group, Inc. In addition, we agreed to issue and deliver to the former of shareholders of Capella Group one share of our common stock for each dollar of Capella Group’s income before tax expense (increased by certain adjustments) during 2001, assuming the merger-acquisition was completed on January 1, 2001, in excess of $1,275,000. The former shareholders of The Capella Group were issued 2,735,085 shares of common stock on February 7, 2002. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. As part of the merger-acquisition of The Capella Group, Inc., two of our directors, Messrs. John Simonelli and Larry E. Howell were paid consulting fees of $190,335 each for their assistance and consulting services. There were no sales commissions or other fees paid in connection with the merger-acquisition.

FRANK APODACA’S RELATIONSHIP WITH NCED.  On June 18, 2004, we are acquired Access HealthSource, Inc. (“Access”).  Frank Apodaca was President and C.E.O. of Access and retained that position after the acquisition.  In October 2004, we named Mr. Apodaca an Executive Vice President of the Company and in February 2005, we named him our Chief

Operating Officer.  We purchased Access from its sole shareholder, National Center for Employment of the Disabled (“NCED”).  In addition to the purchase price consideration we paid NCED for Access, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  Prior to our acquisition of Access, Mr. Apodaca entered into an agreement with NCED whereby Mr. Apodaca would receive 10% of any consideration received by NCED for the sale of Access companies.  Accordingly, Mr. Apodaca was due from NCED at the time of our acquisition of Access, 10% of the closing consideration and is due from NCED 10% of any additional consideration paid to NCED as a contingency payout.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered to us for the years ended December 31, 2004 and 2003 were as follows:

Audit Fees.  During the years ended December 31, 2004 and 2003, we were billed $230,550 and $107,500 to BDO Seidman, LLP for audit services.

Audit Related Fees.  During the year ended December 31, 2004, we incurred audit related fees of $15,800 related primarily to reviews of SEC filings.

Tax Fees.  During the years ended December 31, 2004, and 2003 we were billed $22,522 and $36,950 by BDO Seidman, LLP and, for tax services. During the years ended December 31, 2004 and 2003, tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

All Other Fees.  During the year ended December 31, 2004, we incurred other fees of $2,500 in connection with a proposed acquisition.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as a part of this Form 10-K

(1)           Index and Consolidated Financial Statements

(2)           Financial Statement Schedules required to be filed by Item 8 of this form

None

All schedules are omitted because they are not applicable.

(b)           Exhibits

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Form 8-K/A filed with the Commission on July 31, 2001.
3.2	Registrant’s Bylaws, incorporated by reference to Exhibit 3.2 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2003.
4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.
4.2	Form of Underwriter’s Warrant and Warrant Certificate, incorporated by reference to Exhibit 4.2 of Registrant’s Form SB-2 Registration Statement (No. 333-86643).
10.1	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.
10.2	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
10.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
10.1

The Agreement and Plan of Merger, dated March 21, 2000, amongst Registrant, Precis— Foresight Acquisition, Inc., Foresight, Inc., Paul A. Kruger and Mark R. Kidd, incorporated by reference to the Schedule 14A filed with the Commission on October 13, 2000.

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

10.4

Form of Indemnity and Contribution Agreement between Registrant and each of its executive officers and directors, incorporated by reference to Exhibit 10.10 of Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2003.

10.5

The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited Partnership (Appendices and Exhibits will be provided Registrant upon request), incorporated by reference to the Schedule 14A filed with the Commission on June 6, 2002.

10.6

Employment Agreements dated August 1, 2003, between registrant and Judith Henkels, Dino Eliopoulos, and Bobby Rhodes, incorporated by reference to Exhibits 10.2, 10.3, and 10.4 at registrant’s Form 10-Q filed with the Commission on November 13, 2003

10.7	Employment Agreement dated August 1, 2004, between registrant and Robert Bintliff.
10.8	Employment Agreement dated June 18, 2004, between registrant and Frank Apodaca, incorporated by reference to Exhibit 2.2 at registrants Form 8-K filed with the Commission on June 21, 2004.
10.9	Summary of Terms of Employment of Executive Officers: Coleman Orr and Eliseo Ruiz III
23.1	Consent of Independent Registered Public Accounting Firm-Murrell, Hall, McIntosh & Company, PLLP.
23.2	Consent of Independent Registered Public Accounting Firm-BDO Seidman, LLP.
31.1	Rule 13a-14(a) Certification of Judith H. Henkels as Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Robert Bintliff as Chief Financial Officer.
32.1	Section 1350 Certification of Judith H. Henkels as Chief Executive Officer.
32.2	Section 1350 Certification of Robert Bintliff as Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC. (Registrant)

	By:	/s/ JUDITH H. HENKELS
Date: April 15, 2005		Judith H. Henkels Chief Executive Officer

	By:	/s/ ROBERT BINTLIFF
Date: April 15, 2005		Robert Bintliff Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JUDITH H. HENKELS
Judith H. Henkels	Chief Executive Officer and President	April 15, 2005

/s/ EUGENE E. BECKER
Eugene E. Becker	Director	April 15, 2005

/s/ J. FRENCH HILL
J. French Hill	Director	April 15, 2005

/s/ ROBERT JONES
Robert Jones	Director	April 15, 2005

/s/ KENT H. WEBB
Kent H. Webb	Director	April 15, 2005

/s/ NICHOLAS J. ZAFFIRIS
Nicholas J. Zaffiris	Director	April 15, 2005

/s/ KENNETH S. GEORGE
Kenneth S. George	Director	April 15, 2005

INDEX TO FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the Years December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Precis, Inc.

Grand Prairie, Texas

We have audited the accompanying consolidated balance sheets of Precis, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

(Signed BDO Seidman, LLP)

Dallas, Texas

April 11, 2005

To the Board of Directors and Stockholders

of Precis, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows Precis, Inc. (an Oklahoma Corporation) and subsidiaries for the years ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the years ended December 31, 2002 of Precis, Inc. and subsidiaries, in  conformity with accounting principles generally accepted in the United States of America.

/s/ MURRELL, HALL, MCINTOSH & CO., PLLP

Norman, Oklahoma
January 31, 2003

PRECIS, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS
Current assets:
Cash-in-trust	$4,921,626	$2,768,447
Cash and cash equivalents	8,282,953	11,087,920
Accounts receivable, net	312,056	620,026
Income taxes receivable	979,851	120,642
Notes receivable, net	—	467,904
Inventory	174,439	175,735
Prepaid expenses	547,055	377,015
Total current assets	15,217,980	15,617,689

Fixed assets, net	1,988,755	3,324,410
Goodwill	21,381,316	21,077,284
Other intangible assets	1,400,000	—
Deferred tax asset	1,801,368	760,681
Other assets	185,197	33,600
Total assets	$41,974,616	$40,813,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$470,261	$387,824
Accrued commissions	730,965	1,116,086
Other accrued liabilities	1,573,082	732,321
Franchise taxes payable	509,220	236,022
Members’ liabilities	4,921,626	2,768,447
Deferred fees	153,651	171,156
Current portion of capital leases	514,221	1,387,010
Total current liabilities	8,873,026	6,798,866

Capital lease obligations, net of current portion	77,265	275,422
Deferred income taxes	655,272	137,272
Total liabilities	9,605,563	7,211,560

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 12,335,766 and 11,872,147 issued, respectively, and 12,079,820 and 11,872,147 outstanding, respectively	123,358	118,722
Additional paid-in capital	27,220,697	25,820,895
Accumulated earnings	5,706,535	7,662,487
Less: treasury stock (255,946 shares in 2004)	(681,537)	—
Total stockholders’ equity	32,369,053	33,602,104
Total liabilities and stockholders’ equity	$41,974,616	$40,813,664

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

	2004	2003	2002

Product and service revenues	$38,318,696	$42,087,671	$43,115,666

Operating expenses:
Cost of operations	15,101,700	13,125,851	11,543,406
Sales and marketing	10,931,392	15,572,188	17,059,248
General and administrative	12,919,579	6,739,271	6,095,360
Impairment charge for goodwill	2,000,000	—	—
Total operating expenses	40,952,671	35,437,310	34,698,014
Operating (loss) income	(2,633,975)	6,650,361	8,417,652
Other expense:
Interest expense, net	56,558	149,969	64,437
Total other expense	56,558	149,969	64,437
Net (loss) earnings before taxes	(2,690,533)	6,500,392	8,353,215
Provision for income taxes (benefit) expense	(734,581)	2,411,066	2,874,852
Net (loss) earnings	(1,955,952)	4,089,326	5,478,363
Preferred stock dividends	—	—	14,137
Net (loss) earnings applicable to common stockholders	$(1,955,952)	$4,089,326	$5,464,226
(Loss) earnings per share :
Basic	$(0.16)	$0.35	$0.46
Diluted	$(0.16)	$0.34	$0.46
Weighted average number of common shares outstanding:
Basic	11,921,946	11,848,789	11,790,650
Diluted	11,921,946	11,924,214	11,996,222

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

					ADDITIONAL		ACCUMULATED
	PREFERRED STOCK		COMMON STOCK		PAID-IN	TREASURY	EARNINGS
	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)
Balance, December 31, 2001	83,333	$1,000,000	11,696,287	$116,963	$25,181,297	—	$(1,891,065)
Stock options and warrants exercised, net of tax	—	—	155,260	1,553	608,698	—	—
Redemption of preferred stock	(83,333)	(1,000,000)	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(14,137)
Net earnings	—	—	—	—	—	—	5,478,363
Balance, December 31, 2002	—	—	11,851,547	118,516	25,789,995	—	3,573,161
Stock option and warrants exercised, net of tax	—	—	20,600	206	30,900	—	—
Net earnings	—	—	—	—	—	—	4,089,326
Balance, December 31, 2003	—	—	11,872,147	118,722	25,820,895	—	7,662,487
Stock option and warrants exercised, net of tax	—	—	1,250	12	4,426	—	—
Issuance of stock in business combinations	—	—	488,486	4,885	1,395,115	—	—
Other	—	—	(26,117)	(261)	261	—	—
Purchase of 255,946 shares of treasury stock at cost	—	—	—	—	—	(681,537)	—
Net (loss) earnings	—	—	—	—	—	—	(1,955,952)
Balance, December 31, 2004	—	—	12,335,766	$123,358	$27,220,697	$(681,537)	$5,706,535

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
Operating activities:
Net (loss) earnings	$(1,955,952)	$4,089,326	$5,478,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	2,322,891	2,061,910	940,116
Loss on disposal of fixed assets	175,510	—	—
Write-off of doubtful accounts receivable	612,253	(204,786)	—
Write-off of doubtful notes	400,000	—	—
Impairment of goodwill	2,000,000	—	—
Deferred income taxes	(1,040,687)	118,891	(7,000)
Changes in assets and liabilities (net of business acquired):
Accounts receivable, net	(276,668)	1,187,128	(686,402)
Income taxes receivable	(859,209)	975,245	(15,645)
Notes receivable	67,904	(267,069)	(200,835)
Inventory	1,295	60,814	(62,515)
Prepaid expenses	(97,009)	(51,314)	(179,474)
Other current assets	—	25,000	(25,000)
Other assets	(138,596)	(2,775)	115,419
Accounts payable	47,722	250,926	(194,432)
Accrued liabilities	243,477	(23,838)	(203,074)
Deferred fees	(17,505)	(567,158)	(83,762)
Income taxes payable	273,198	166,585	(886,213)
Net cash provided by operating activities	1,758,624	7,818,885	3,989,546
Investing activities:
Cash used in business combination	(1,858,736)	—	—
Purchase of fixed assets	(736,321)	(945,344)	(920,408)
Net cash used in investing activities	(2,595,057)	(945,344)	(920,408)
Financing activities:
Payments of capital leases	(1,291,435)	(1,428,530)	(809,091)
Redemption of preferred stock	—	—	(1,000,000)
Purchase of treasury stock	(681,537)	—	—
Payment of preferred stock dividends	—	—	(14,137)
Exercise of stock options and warrants	4,438	31,106	610,251
Net cash used in financing activities	(1,968,534)	(1,397,424)	(1,212,977)
Net (decrease) increase in cash and cash equivalents	(2,804,967)	5,476,117	1,856,161
Cash and cash equivalents at beginning of year	11,087,920	5,611,803	3,755,642
Cash and cash equivalents at end of year	8,282,953	$11,087,920	$5,611,803
Supplemental disclosure:
Income taxes paid	$1,106,048	$2,277,005	$2,852,252
Interest paid	$90,789	$149,969	$63,416
Non-cash investing and financing activities:
Business combination purchase price adjustment due to income tax benefit on stock issuance	—	—	$982,236
Acquisition of fixed assets through issuance of capital leases, net of retirements	$185,813	$(504,152)	$2,760,638
Issuance of stock in business combination	$1,400,000	—	—
Cash-in-trust collected	$2,153,179	$2,660,295	$108,152

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Business

Precis, Inc. (the “Company”) is a provider of innovative healthcare and other membership service programs. The Company offers savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée™. The Company also addresses the needs of organizations seeking to leverage the expertise of an outside provider in offering membership service programs. Membership service programs offer selected products and services from a variety of vendors intended to enhance the existing relationships between businesses and consumers.

Note 2—Summary of Significant Accounting Policies

BASIS OF PRESENTATION—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, The Capella Group, Inc., Foresight, Inc., Care Financial, LLC (formerly Smart Care Insurance Agency LLC) and Access HealthSource Inc. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION—

Healthcare Membership Revenues.  The Company recognizes membership revenues, other than initial enrollment fees,  on each monthly anniversary date. Membership revenues are reduced by the amount of refunds estimated to be incurred. Member initial enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period, which averages eight to ten months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the contract.

Access Third Party Administration. Access recognizes revenue based upon the individual contract arrangements that it has with each of its’ clients, ie., when the contractual obligations are satisfied.

Rental Purchase and Club Membership Revenues.  Rental purchase and club membership revenues are recognized in the month that the Company’s products and services have been delivered to its clients. The Company sells rental purchase and club membership programs on a wholesale basis to its clients.

COMMISSION EXPENSE—Commissions are paid to the Company’s independent marketing representatives in the month following the month in which a member has enrolled in the Care Entrée™ program. Commissions are only paid in the following month when the related membership fees have been received by the Company. The Company does not pay advanced commissions on membership sales.

CASH-IN-TRUST—Cash-in-trust consists of cash and cash equivalents held on behalf of members who have escrowed funds with the Company. These funds are owned by the members and are presented in the Company’s balance sheet as an asset under the description “cash-in-trust” and as a liability under the description “members’ liabilities”.

CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

TRADE ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE—Accounts receivable and notes receivable represent amounts due from private label partners who market the Company’s Care Entrée product and bill the members directly. The Company does not charge interest on any of its outstanding trade accounts receivable. The Company does charge an immaterial amount of interest, at a negotiated rate, on its notes receivable. If there is any doubt about the collectibility of a note, the Company ceases to accrue interest on that note. The Company reviews accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable and notes receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts and notes receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available to the Company, the Company believes its allowances for both doubtful accounts and notes receivable as of December 31, 2004 are adequate. However, actual write-offs might exceed the recorded allowance.

The Company’s allowance for doubtful accounts was $219,347 and $204,786 as of December 31, 2004 and 2003, respectively.

FIXED ASSETS—Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures that extend the physical or economic life of property and equipment are capitalized. The estimated useful lives of property and equipment are as follows:

Furniture and Fixtures	7 years
Leasehold Improvements	Over the term of the lease, or useful life, whichever is shorter
Computers and Office Equipment	3-5 years
Software	3 years
Automobiles	5 years

The Company periodically reviews property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value.

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of December 31, 2004 and 2003, the net book value of capitalized software costs was $699,935 and $661,655, respectively. Amortization expense related to capitalized software was $189,832, $143,038 and $28,489 in fiscal years 2004, 2003 and 2002, respectively. At October 1, 2004, the Company adjusted the estimated useful life for certain of its internal-use software to a period ending June 30, 2005. Depreciation expense was adjusted from that date in October 2004 forward, increasing depreciation expense in 2004 by $150,000.

OTHER INTANGIBLE ASSETS—Other intangible assets consist of customer contracts and are amortized over their estimated life, including the initial contract term and probable extensions. As circumstances change, the estimated life is re-evaluated or potential impairment is assessed.

GOODWILL—Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized, but it is reviewed on an annual basis in order to determine if impairment exists. Where necessary, an impairment charge is recorded to reflect its revised assessment that, based upon current and projected revenues and earnings, the estimated fair value of the reporting entity’s goodwill did not exceed the carrying value of that entity’s tangible assets.  During the year ended December 31, 2002, the Company’s goodwill was decreased to reflect the recognition of an income tax benefit of $982,236 which relates to the Company’s 2001 merger-acquisition of The Capella Group, Inc.

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

NET EARNINGS PER SHARE—Basic net earnings per share is calculated by dividing the net earnings available to common shareholders by the weighted average number of common shares outstanding for the year without consideration for common stock equivalents. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding for the year.  For the year ended December 31, 2004, 54,863 shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

CONCENTRATION OF CREDIT RISK—The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk.  The Company attempts to mitigate this risk by transferring balances not immediately needed into accounts secured with pledged U.S. government securities of short maturity.

The Company’s customers are not concentrated in any specific geographic region or industry. No single customer accounted for a significant amount of the Company’s sales and there were no significant accounts receivable from a single customer. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

FAIR VALUE OF FINANCIAL INSTRUMENTS—The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable and capital lease obligations approximate fair value because of the short-term maturity of these items.

STOCK-BASED COMPENSATION— In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123 (Revised 2004), “Shared-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Revised SFAS 123 addresses the requirements that an entity measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will be required to adopt this Statement during the third quarter of fiscal 2005, beginning July 1, 2005.

As permitted by SFAS 123, the Company currently accounts for share-based payments by applying the accounting provisions of APB 25’s intrinsic value method and, since options issued had no such intrinsic value, the Company generally recognizes no compensation cost for employee stock options. The adoption of Revised SFAS 123’s fair value method is not expected to have a significant impact on the Company’s results of operations, and it will have no added impact on its overall financial position. The impact of adoption of Revised Statement 123 cannot be predicted at this time because it will depend on level of share-based payments granted in the future. However, had the Company adopted Revised SFAS 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net income and earnings per share below.

As stated above, the Company applies APB25  and its related interpretations in accounting for its stock option plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended December 31, 2004, 2003 and 2002 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123, (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the years ended December 31,:

	2004	2003	2002
Net (loss) earnings applicable to common stockholders	$(1,955,952)	$4,089,326	$5,464,226
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(315,583)	(226,393)	(334,078)
Pro forma net (loss) earnings	$(2,271,535)	$3,862,933	$5,130,148

	2004	2003	2002
Earnings (loss) per share:
Basic—as reported	$(0.16)	$0.35	$0.46
Basic—pro-forma	$(0.19)	$0.33	$0.43
Diluted—as reported	$(0.16)	$0.34	$0.46
Diluted—pro-forma	$(0.19)	$0.32	$0.43

For the year ended December 31, 2004, 54,863 shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002
Risk free interest rate	3.94%	4.90%	3.74%
Volatility rate	48%	40%	40%
Dividend yield	None	None	None
Option expected lives	5 yrs	5yrs	5 & 10 yrs

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

RECENTLY ISSUED ACCOUNTING STANDARDS—In December 2004, the FASB issued Statement No. 123R, a revision to SFAS No. 123.  SFAS No. 123R eliminates the alternative to use the Accounting Principles Board Opinion 25’s (Opinion 25) intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost.  SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, in exchange for the award - the requisite service period (usually the vesting period).  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Companies will initially measure the cost of employee services received in exchange for an award of instruments classified as liabilities  based on its current fair value; the fair value of the awards classified as a liability will be remeasured subsequently at each reporting date through the settlement date.  Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

The grant-date fair value of employee share options, or the Company’s restricted stock and similar instruments classified in the balance sheet as equity will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available); the fair value of awards classified as equity will not be remeasured.  If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS No. 123R, will be recognized as an addition to paid-in capital.  Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in paid-in capital to which it can be offset.

SFAS No. 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date.  As of the required effective date, companies that used the fair-value-based method for either recognition or disclosure under SFAS No. 123 will apply SFAS No. 123R using a modified version of prospective application.  Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123 for either recognition or pro forma disclosure.  The cumulative effect of initially applying SFAS No. 123R, if any, is recognized as of the required effective date.  SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.  Management estimates that the adoption of SFAS No. 123R will reduce EPS by approximately $.03 per share for the year ended December 31, 2005.

Note 3—Business Combination

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”), a third party administrator, from National Center for the Employment of the Disabled.  Access’ results of operations have been included in the Company’s results of operations from that date. The terms of the transaction were such that the Company acquired all of the outstanding capital stock of Access for a purchase price of $3,400,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share based upon the trading price for ten days before closing), and $2,000,000 in cash. Additionally, the Company incurred acquisition costs of investment banking, valuation and legal and accounting fees of $266,231, for a total purchase consideration of $3,666,231.  In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not  considered a measure under  accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500.  The amount of contingency payments and common stock deliveries based upon EBDITA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006. The Company expects that Access will achieve those EBITDA levels and that, as a result, contingent payouts will be made. However, the amount of payouts through December 31, 2006 cannot be estimated at this time. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

The closing purchase price consideration was allocated as follows:

Net working capital	$274,263
Fixed assets	205,936
Customer contract	1,400,000
Goodwill	2,304,032
Deferred tax liability	(518,000)
Total	$3,666,231

Net working capital acquired in the transaction included cash of $407,495, resulting in a net cash outlay for the acquisition of $1,858,736. The Company anticipates that the amortization of the acquired intangibles will not be deductible for federal income tax purposes.  The allocation of $2,304,032 to goodwill is considered appropriate, as Access strategically complements the Company’s healthcare service offering.  Access completes the Company’s healthcare offering which is to provide individuals and employee group markets access to preferred provider networks, medical escrow accounts and third party administration capabilities to adjudicate and pay for the medical claims.  From a sales distribution standpoint, the Company has the ability to grow Access’ regional business as the Company has numerous independent marketing representatives who sell both to the individual and employer groups throughout the United States.  The Company’s acquisition of Access serves to complement its most recent entry into the public sector market, with the State of Louisiana.  Access’ primary area of expertise is in the public sector market.  The contract carrying value of $1,400,000, based upon the projected net cash flows from the contract, will be amortized over the contract’s expected life of 10 years.

The following financial condensed results of operations presents the Company’s acquisition of Access prepared on a pro-forma basis, as if the acquisition had occurred at the beginning of 2003.

	For the Year Ended December 31,
	Unaudited
	2004	2003
Revenues	$41,197,971	$48,248,855

Net (loss) earnings	$(1,851,905)	$4,448,553

Earnings per common share (1)
Basic	$(0.15)	$0.36

Diluted	$(0.15)	$0.36

Weighted average number of common shares outstanding:
Basic	12,396,114	12,337,275

Diluted	12,396,114	12,412,700

(1) - For the year ended December 31, 2004, 54,863 shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

Note 4—Notes Receivable

During 2004 and 2003, the Company entered into notes receivable with certain private label clients. During 2004, the Company assessed the collectibility of certain of these notes and provided an additional allowance for uncollectible notes.

Note 5—Fixed Assets

Fixed assets are comprised of the following at December 31,

	2004	2003
Furniture and fixtures	$343,606	$329,660
Leasehold improvements	160,758	193,530
Computers and office equipment	3,950,943	4,271,320
Software	1,539,767	1,175,325
Automobiles	120,805	120,805

	6,115,879	6,090,640
Accumulated depreciation and amortization	(4,127,124)	(2,766,230)

Fixed assets, net	$1,988,755	$3,324,410

Note 6—Intangible Assets

The change in the carrying amount of the Company’s intangible assets for the year ended December 31, 2004 is as follows:

	Goodwill	Contracts	Total
Intangible assets, balance as of January 1, 2003	$21,077,284	—	$21,077,284
Goodwill, acquired during the year	—	—	—
Intangible assets, balance as of January 1, 2004	21,077,284		21,077,284
Goodwill, acquired during the year	2,304,032	—	2,304,032
Contracts, acquired during the year	—	$1,400,000	1,400,000
Impairment charge	(2,000,000)	—	(2,000,000)
Intangible assets, balance as of December 31, 2004	$21,381,316	$1,400,000	$22,781,316

During the year ended December 31, 2004, the Company acquired an intangible asset related to a contract between Access and a customer, as shown in the table above. The contract is expected to have a life of ten years and amortization expense in the amount of $140,000 will be recognized each year beginning January 1, 2005, the effective date of the contract.

As reflected in Note 15 – Segmented Information, the healthcare membership program which operates within the Foresight Inc. subsidiary has experienced significant declines in revenue, which has led to operating losses. Therefore, during the year ended December 31, 2004, the Company impaired $2,000,000 of the carrying value of goodwill related to its acquisition of that Foresight Inc. reporting unit, because based upon current and projected revenues and losses, the estimated fair value of our Foresight, Inc. subsidiary was minimal and did not exceed the carrying value of that entity’s net assets. The Company performed the required impairment tests on other goodwill as of the end of 2004, and determined that none of the other goodwill was impaired.

Note 7—Capital Leases

The Company has several capital leases for office equipment with a net book value of $593,964 and $1,747,683 as of December 31, 2004 and 2003, respectively. These lease purchases have been capitalized at the present value of fair market value using an interest rate of 8.5% to 9.5% and are being depreciated over their estimated useful lives. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net lease payments as of December 31, 2004:

2005	$566,060
2006	87,048
2007	13,025
Total minimum lease payments	666,133
Less: Amount representing executory costs	(51,567)
Less: Amount representing interest	(23,080)
Present value of minimum lease payments	$591,486

The following is a schedule of capital leases in effect as of  December 31,:

	2004	2003
Capital lease assets	$3,055,349	$3,067,700
Accumulated amortization	(2,461,385)	(1,320,017)
Net book value	$593,964	$1,747,683
Capital lease obligation	$591,486	$1,662,432

For the years ended December 31, 2004, 2003 and 2002, amortization of capitalized lease assets in the amounts of $1,344,441, $1,536,294 and $427,138, respectively, were included in depreciation and amortization expense.

Note 8—Stockholders’ Equity

Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 102,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock, $0.01 par value per share (the “Common Stock”), and 2,000,000 shares of preferred stock, $1.00 par value per share (the “Preferred Stock”).

On July 8, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  Through December 31, 2004, the Company has purchased 255,946 shares under this authorization for a total  consideration of $681,537 at a weighted average  price of $2.66  per share.

Month	Quantity Purchased	Weighted Avg. Stock Price/Share	Total Cost
July	21,000	2.62	$54,984
August	55,201	2.58	142,450
September	56,191	3.01	169,242
October	29,200	2.75	80,261
November	37,464	2.49	93,319
December	56,890	2.48	141,281

As of December 31, 2004	255,946	2.66	$681,537

Note 9—Common Stock Options

As of December 31, 2004, the Company has three stock-based compensation plans as described below.

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

In July 2002, our shareholders adopted our 2002 Non Employee Stock Option Plan with an effective date of July 29, 2002. The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 2002 Non Employee Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. As of December 31, 2004, the number of shares remaining available for future issuance under the 2002 Non Employee Stock Option Plan is 286,000.

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

On June 29, 2003, the Company’s shareholders approved an amendment to increase the number of shares reserved under our 1999 Stock Option Plan from 700,000 to 1,400,000 shares of common stock for issuance upon the exercise of options under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the option granted. As of December 31, 2004, the number of shares remaining available for future issuance under the 1999 Stock Option Plan is 984,750.

Information with respect to stock options outstanding to certain employees, directors and service providers are as follows:

	2004
	Options	Weighted Average Exercise Price

Outstanding at beginning of year	991,014	5.73
Granted at market value	845,500	3.20
Exercised	(8,750)	3.55
Forfeited	(338,000)	7.02
Outstanding at end of year	1,489,764	4.01

	Options Outstanding			Options Exercisable
	Outstanding At 12/31/04	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Outstanding 12/31/04	Weighted Average Exercise Price

$1.25 to $1.87	40,000	1.0	$1.25	40,000	1.25
$2.40 to $3.55	652,566	4.4	2.84	300,441	2.95
$3.82 to $5.25	630,460	4.1	4.35	216,710	4.81
$5.78 to $8.51	137,738	3.4	7.61	130,238	7.72
$9.37 to $9.50	29,000	2.2	9.50	15,125	9.50
	1,489,764	4.0	4.01	702,514	4.45

The weighted average fair value stock price of stock options granted for the year ended December 31, 2004 was $1.47.

During the year ended December 31, 2004, 172,000 stock options were granted to the Company’s directors. These stock options had a weighted average exercise price of $2.94 and are immediately exercisable. The total outstanding stock options held by Directors as of December 31, 2004 was 498,000 with a weighted average exercise price of $4.29. The Company’s directors did not exercise and/or forfeit any stock options for the year ended December 31, 2004. The life of the stock options granted to directors is generally 5 years.

	2003
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	768,073	$6.84
Granted	479,000	$4.49
Exercised	(20,600)	$3.83
Forfeited	(235,459)	$6.84
Outstanding at end of year	991,014	$5.73

	Options Outstanding			Options Exercisable
	Outstanding At 12/31/03	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Outstanding 12/31/03	Weighted Average Exercise Price
$1.00 to $3.00	85,066	5.7	$2.07	85,066	$2.07
$3.00 to $5.00	343,050	4.0	$3.99	136,925	$3.70
$5.00 to $7.00	224,660	4.7	$5.26	131,410	$5.24
$7.00 to $8.00	100,000	3.6	$7.65	100,000	$7.65
$8.00 to $9.00	23,738	8.2	$8.51	23,738	$8.51
$9.00 to $10.00	214,500	3.2	$9.39	190,875	$9.38
	991,014	4.1	$5.73	668,014	$6.18

The weighted average fair value stock price of stock options granted for the year ended December 31, 2003 was $1.88.

During the year ended December 31, 2003, 102,000 stock options were granted to the Company’s directors. These stock options had a weighted average exercise price of $4.94 and are immediately exercisable. The total stock options granted to Directors as of December 31, 2003 was 266,000 with a weighted average exercise price of $5.52. The Company’s directors did not exercise and/or forfeit any stock options for the year ended December 31, 2003. The life of the stock options granted to directors is generally 5 years.

	2002
	Options	Weighted Average Exercise Price

Outstanding at beginning of year	530,397	$5.76
Granted at market value	488,788	$8.02
Exercised	(124,612)	$5.44
Forfeited	(126,500)	$8.25
Outstanding at end of year	768,073	$6.84

	Options Outstanding			Options Exercisable
	Outstanding At 12/31/02	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Outstanding 12/31/02	Weighted Average Exercise Price

$1.00 to $2.00	30,000	3.0	$1.25	30,000	$1.25
$3.00 to $4.00	189,175	3.7	$3.60	37,840	$3.58
$5.00 to $6.00	93,160	3.3	$5.18	93,160	$3.60
$7.00 to $8.00	125,000	3.3	$7.65	100,000	$7.65
$8.00 to $9.00	23,738	4.0	$8.51	23,738	$8.51
$9.00 to $10.00	307,000	2.7	$9.45	150,000	$9.34
	768,073	3.2	$6.85	434,738	$6.62

The weighted average fair value stock price of stock options granted for the year ended December 31, 2002 was $3.27.

During the year ended December 31, 2002, 112,000 stock options were granted to the Company’s directors. These stock options had a weighted average exercise price of $7.37 and are immediately exercisable. The total stock options granted to Directors as of December 31, 2002 was 164,000 with a weighted average exercise price of $5.88. The Company’s directors did not exercise and/or forfeit any stock options for the year ended December 31, 2002. The life of the stock options granted to directors is generally 5 years.

In connection with the Company’s initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants will have the right through February 10, 2005, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders. As of December 31, 2003, 16,500 of these warrants had been exercised at a per share price of $9.00.

In November 2000, 200,000 stock options were provided to the Company’s underwriter exercisable for the purchase of 200,000 shares of common stock for $9.37 per share. 17,000 of these stock options were exercised during 2003 before their expiration on June 30, 2003.

Note 10—Income Taxes

The income tax provision for the years ended December 31, 2004, 2003 and 2002 consists of:

	2004	2003	2002
Current provision	$306,057	$2,292,175	$2,881,852
Deferred provision	(1,040,638)	118,891	(7,000)
Provision for income taxes	$(734,581)	$2,411,066	$2,874,852

Deferred income tax assets and liabilities as of December 31, 2004 and 2003 are comprised of:

	2004	2003
Deferred income tax assets:
Net operating loss carryforwards	$760,681	$760,681
Allowance for doubtful accounts	76,772	—
Depreciation and impairment of fixed assets	282,301	—
Goodwill	515,409	—
Accrued expenses	166,205	—
Total deferred tax assets	1,801,368	760,681
Deferred income tax liabilities:
Prepaid expenses	137,372	—
Depreciation	—	13,220
Intangible asset basis differences	518,000	124,052
Total deferred tax liabilities	655,272	137,272
Deferred tax asset, net	$1,146,096	$623,409

At December 31, 2004 and 2003, the Company had federal and state net operating loss carryforwards of approximately $2,174,000, expiring at various dates through 2020. The Company’s ability to use these losses to offset future taxable income is subject to an annual limitation of approximately $192,000 under the Internal Revenue Code.

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	2004	2003	2002
Federal statutory rate	(34.0)%	35.0%	35.0%
State tax	8.1%	2.9%	—
Other	(1.4)%	(0.8)%	(0.6)%
	(27.3)%	37.1%	34.4%

Note 11—Earnings Per Share

The Company’s earnings or (loss) per share data was computed as follows:

	For the Years Ended December 31,
	2004	2003	2002
Basic earnings per share
Net (loss) earnings	$(1,955,952)	$4,089,326	$5,478,363
Less: Preferred stock dividends	(—)	(—)	(14,137)
Net (loss) earnings applicable to common shareholders	$(1,955,952)	$4,089,326	$5,464,226
Weighted average number of common shares outstanding during the year	11,921,946	11,848,789	11,790,650
Basic (loss) earnings per share	$(0.16)	$0.35	$0.46
Diluted earnings per share
Net (loss) earnings	$(1,955,952)	$4,089,326	$5,478,363
Less: Preferred stock dividends	(—)	(—)	$(14,137)
Net (loss) earnings applicable to common shareholders	$(1,955,952)	$4,089,326	$5,464,226
Weighted average number of common shares outstanding during the year	11,921,946	11,848,789	11,790,650
Stock options	—	75,425	205,572
Weighted average number of shares outstanding during the year-assumed conversion	11,921,946	11,924,214	11,996,222
Diluted (loss) earnings per share	$(0.16)	$0.34	$0.46

For the year ended December 31, 2004, 54,863 shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the years ended December 31, 2003 and 2002 was  555,898 and 491,500, respectively.

Note 12—Contingencies

In September 2003, the Company was served with a lawsuit. The plaintiffs of this lawsuit have alleged that in May 2002 they were not allowed to exercise stock options and warrants issued by the Company. The plaintiffs are claiming damages based on the difference of the fair market value of the stock price of $15.75 and their exercise prices of $9.00 per share of common stock for each of the 61,000 warrants and $9.37 per share of common stock for each of the 185,000 stock options of the Company for potential damages of approximately $1.6 million. The Company believes that there are no merits to the plaintiffs’ arguments, as the plaintiffs never rendered their stock option and warrant exercise documents to the Company, nor did they comply with their terms of agreement regarding the manner in which the stock options and warrants should be exercised; however, the lawsuit remains pending and no assurances as to its outcome may be given.

In August and September 2003, the Company was served with two lawsuits arising out of the same set of facts. The two lawsuits were consolidated into one case now pending in the United States District Court for the Central District of California. The principal plaintiffs were members of our Care Entrée™ program. They allege that a provider listed as participating in our program refused to honor their membership card. The plaintiffs, in addition to seeking damages for the alleged failure of our services, also seek damages under various consumer protection statutes in the State of California and for injunctive relief that may affect our ability to do business in California. These damages may include all fees we have received from members in California for the past four (4) years. We believe that we have complied with all applicable regulations. We have fully settled the case with one of the two plaintiffs and have partially settled the case with the remaining set of plaintiffs.   The remaining portion of the case remains pending and no assurances as to its outcome may be given.

The Company has accrued $187,500 as of December 31, 2004 to provide for costs of defense and possible settlement of pending and threatened litigation, including those matters described above. The Company accrues the cost of defending and settling pending and threatened claims and litigation, including legal fees to be incurred in such defense, when in its judgment such costs are estimable and probably will be incurred.

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

The Company has an unused letter of credit in the amount of $1,500,000 obtained on commercial terms. The letter of credit is due to expire on June 6, 2005.

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”), a third party administrator, from National Center for the Employment of the Disabled for a purchase price of $3,400,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash.  In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not  considered a measure under  accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500.  The amount of contingency payments and common stock deliveries based upon EBDITA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006. The Company expects that Access will achieve those EBITDA levels and that, as a result, contingent payouts will be made. However, the amount of payouts through December 31, 2006 cannot be estimated at this time. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

Note 13—Operating Leases

The Company has leased various office spaces and certain machinery and equipment through December 15, 2006. Future lease commitments on this space, machinery and equipment are as follows:

2005	$427,177
2006	361,997
Total	$789,174

Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term. For the years ended December 31, 2004, 2003 and 2002, the Company recognized rent expense related to office space and equipment in the amounts of $514,704, $390,732 and $408,116, respectively.

Note 14—Employee Benefit Plan

The Company has adopted a retirement plan which includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the plan. The Company makes matching contributions of up to 50% of a participant’s contributions limited to 3% of the participant’s annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2004, 2003 and 2002, the Company made $32,327, $43,026 and  $33,346, respectively, in matching contributions to the Plan. All contributions by participants are fully vested.

Note 15—Segmented Information

The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has four reportable segments: healthcare savings cards, self-funded employer healthcare administration, non-healthcare membership programs and financial services. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies.  Our healthcare savings card segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy.  Our self-funded employer healthcare administration segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self fund their healthcare benefits requirements.  Our non-healthcare membership division offers non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Substantially all of our non-healthcare related membership service programs are offered and sold at retail by clients engaged in the rental-purchase industry.  Our financial services segment provides high deductible and scheduled benefit insurance policies, life insurance and annuities and health savings accounts, healthcare reimbursement arrangements and medical and dependent care flexible spending accounts.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, intersegment sales are not material and and all intersegment transfers are eliminated. During 2004, the Company increased the number of segments from one to four, excluding its corporate activities.

No one customer represents more than 5% of the Company’s overall revenue. Therefore, the Company does not believe it has a material reliance on any one customer. The Company operates in substantially all of the fifty states in the U.S. but not in any foreign countries.

The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment information:

2004	Healthcare Savings	Employee Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$32,988,293	$3,670,374	$926,077	$733,952	$—	$38,318,696
Income/Loss before Taxes (1)	2,615,097	465,204	(1,212,949)	(1,062,490)	(3,495,395)	(2,690,533)
Interest Expense (Income)	—	—	—	—	56,558	56,558
Goodwill Impairment	—	—	—	—	2,000,000	2,000,000
Depreciation and Amortization	2,233,866	58,474	12,708	17,843	—	2,322,891
Taxes (Benefit) (2)	—	—	—	—	(734,581)	(734,581)
Assets Acquired, net of disposals	657,804	584,721	(1,585)	43,266	1,310,851	2,595,057
Intangible Assets (2)	—	—	—	—	22,781,316	22,781,316
Assets Held	10,742,866	8,636,346	1,634,122	89,920	20,871,362	41,974,616

2003	Healthcare Savings	Employee Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$39,850,213	$—	$1,862,885	$374,573	$—	$42,087,671
Income/Loss before Taxes	7,722,236	—	(302,393)	(116,535)	(802,916)	6,500,392
Interest Expense (Income)	—	—	—	—	149,969	149,969
Depreciation and Amortization	2,039,231	—	21,811	868	—	2,061,910
Taxes (2)	—	—	—	—	2,411,066	2,411,066
Assets Acquired, net of disposals	934,335	—	8,027	17,178	(14,196)	945,344
Goodwill	—	—	—	—	21,077,284	21,077,284
Assets Held	11,212,479	—	1,499,075	19,962	28,082,148	40,813,664

2002	Healthcare Savings	Employee Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$40,335,434	$—	$2,661,422	$118,810	$—	$43,115,666
Income/Loss before Taxes	8,892,725	—	460,019	(438,746)	(560,783)	8,353,215
Interest Expense (Income)	—	—	—	—	64,437	64,437
Depreciation and Amortization	885,216	—	54,900	—	—	940,116
Taxes (2)	—	—	—	—	2,874,852	2,874,852
Assets Acquired, net of disposals	920,408	—	—	—	—	920,408
Goodwill	—	—	—	—	21,077,284	21,077,284
Assets Held	10,737,336	—	1,179,525	52,737	23,086,088	35,055,686

(1)          – The loss before provision for income taxes for 2004 for the non-healthcare membership program segment excludes a $2,000,000 charge for impairment of goodwill recorded in connection with the acquisition of Foresight Inc. in 2000 as such unusual charges are not allocated to the related segment. That charge is included in the loss at the corporate level.

(2)          – Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.

Note 16—Allowance for Doubtful Accounts

The following table summarizes activity in the allowance for doubtful accounts:

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions- Describe (1)	Balance at End of Period
Year Ended December 31, 2004:
Deducted from assets accounts:
Allowance for doubtful accounts	$204,786	$1,012,253	$997,692	$219,347

Total	$204,786	$1,012,253	$997,692	$219,347

Year Ended December 31, 2003:
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$211,635	$6,849	$204,786

Total	$—	$211,635	$6,849	$204,786

Year Ended December 31, 2002:
Deducted from assets accounts:
Allowance for doubtful accounts	$—	$—	$—	$—
Total

(1)           Uncollectible accounts written off