Form 10-Q
period 2005-03-31
PRECIS INC
filed 2005-05-16
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of May 13, 2005, 12,332,316 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q
For the Quarter Ended March 31, 2005

Part I.              Financial Information

Item 1.           Financial Statements (Unaudited)

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 18.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2004 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained herein and in such Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in such statements.  Our ability to achieve such results is subject to the risks and uncertainties discussed in our Form 10-K.  Any forward-looking statements contained in this report represent our judgment as of the date hereof.  We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

Consumer Healthcare Savings Solution

We offer savings on healthcare services throughout the United States to persons who are uninsured, under-insured, or have elected to purchase only high deductible or limited benefit medical insurance policies. These savings are achieved by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée™. We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée™ program members. However, the healthcare providers are paid much more promptly without the oversight of the typical claims review processes of an insurance company. We provide transaction facilitation services to both the program member and the healthcare provider.

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

Affordable Healthcare Insurance and Financial Products

Commencing in September 2003, through our subsidiary, Care Financial of Texas, L.L.C. (“Care Financial”), we began offering our high deductible and scheduled benefit insurance policies. In addition, we have recently added a suite of products including life insurance and annuities, along with health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Care125, a division of our Foresight, Inc. subsidiary (“Foresight”). The high deductible and scheduled benefit insurance policies, HSAs, HRAs and medical and dependent care FSAs, when combined with the Care Entrée™ program, offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. While these products are usually sold by licensed life and health insurance agents, the HRAs and medical and dependent care FSAs are also sold by our independent marketing representatives who, from a regulatory standpoint, are not required to be licensed to sell these products. The life insurance products serve to complement our healthcare product offerings by addressing our members’ overall financial condition. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents and other licensed agents who are not Care Entree independent marketing representatives.

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

On June 18, 2004, we acquired Access, a full-service third party administrator, for a purchase price of $3,666,000, consisting of $2,000,000 of cash and $1,400,000 of our common stock (488,486 shares) and $266,000 of acquisition cost including investment banking, valuation and legal and accounting fees.  Additional obligations under that purchase agreement are based on future performance of Access and during the first quarter of 2005, Access’ performance to date resulted in an obligation to convey cash payments of $560,000 plus the issuance of 320,473 common shares valued at $560,000, which were conveyed in April.  Through the acquisition of Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self fund their healthcare benefits requirements. Access helps us offer a more complete suite of healthcare services.  Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims.  From a sales distribution standpoint, we have the ability to grow Access’ regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States.  Our acquisition of Access serves to complement our entry into the public sector market through our agreement with the State of Louisiana in 2003.  Access’ primary area of expertise is in the public sector market.

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

Critical Accounting Policies

Revenue Recognition

Healthcare Membership Revenues

The Company recognizes membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of refunds estimated to be incurred.  For members that are billed directly, collection of the billed amount is collected almost entirely by automated clearinghouse, electronic check or by electronic charge to the members’ credit card. The settlement of those charges occurs within a day or two. In a minority of cases, the membership fees may be billed to the member by our private label partners, and then our portion of such revenue is remitted to us on a periodic basis. During the time from the billing of such member fees and their remittance to us, we record a receivable from those private label partners, for which management must estimate an allowance for uncollectible accounts.  We review the aging of outstanding balances, the credit worthiness of the private label partner and their history of paying amounts owed as agreed in estimating that allowance.

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

Access Third Party Administration

Access recognizes revenue based upon the individual contract arrangements that it has with each of its’ clients, i.e., when the contractual obligations are satisfied.

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

Acquisitions

During 2004, we acquired Access for a total initial purchase price of $3,666,000.   Under the purchase obligation, the purchase price of Access could be increased if Access were to achieve certain performance thresholds.   Contingent consideration of $1,120,000 was accrued at March 31, 2005, based upon Access’ performance to date, increasing goodwill by that amount during the first quarter of 2005.  The allocation of $3,424,000 to goodwill is considered appropriate, as Access strategically complements the Company’s healthcare service offering.

Fixed Assets

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. The estimation of useful lives involves judgment and is based, in part, upon past experience with similar assets and upon management’s plans for the utilization of assets in the future.

We periodically review fixed assets, including software, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any such impairment exists, the related assets will be written down to their fair value. If we determine that the remaining useful life, based upon current events and circumstances, should be adjusted, the depreciation or amortization of the related asset is adjusted on a prospective basis.

Intangible Asset Valuation

Our intangible assets, consisting primarily of goodwill of $22,501,000 as of March 31, 2005, represented the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. During the year ended December 31, 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill arising from our acquisition of

Foresight, Inc. in 2000 and were increased by $2,304,000 to reflect the goodwill arising from our acquisition of Access and by $1,400,000 allocated to a contract acquired in the acquisition of Access.   An additional increase of $1,120,000 occurred during the first quarter of 2005 as the result of the Access contingent consideration discussed above.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We evaluate the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and provide an allowance against the carrying amount of such deferred tax assets if it is more probable than not that some or all of those assets will not be realized.

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
	Unaudited
(Dollars in Thousands except earnings per share)	2005	2004
Product and service revenues	$8,700	$9,946
Operating expenses:
Cost of operations	3,109	3,301
Sales and marketing.	2,200	3,198
General and administrative	3,485	2,329

Total operating expenses.	8,794	8,828
Operating income (loss)	(94)	1,118

Other income and expenses:
Interest (income) and expense, net	(13)	29

Total other expenses	(13)	29

(Loss) earnings before income taxes	(81)	1,089
(Benefit) provision for income taxes	(30)	483

Net (Loss) earnings	$(51)	$606

(Loss) earnings per common share:
Basic	$0.00	$0.05

Diluted (1)	$0.00	$0.05

Weighted average number of common shares outstanding:
Basic.	11,824,255	11,864,714

Diluted (1)	11,824,255	11,930,725

(1)                                  For the quarter ended March 31, 2005, 16,391 shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

Operational Review for the Three Months Ended March 31, 2005

Our healthcare membership base was approximately 52,000 members as of March 31, 2005 as compared to 79,000 members as of March 31, 2004, a decrease of approximately 27,000 members or 34.2%. The reduction in our healthcare membership base was primarily due to the implementation of the escrow account requirements for hospitalized care in the fourth quarter of 2002, and expansion to physicians and doctors commencing on October 1, 2003.   As of March 31, 2005, the percentage of our individual members who have escrowed funds with us was approximately 36.3% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.  In addition, our healthcare savings program has experienced issues with provider acceptance in some markets.  As a result, revenues from our healthcare savings program continue to decline by $3,227,000, from $9,583,000 in the first quarter of 2004 to $6,356,000 in the first quarter of 2005.

Although these escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004 and the first quarter of 2005, these changes were required to help provide assurance of payment to the healthcare providers and accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States will no longer accept a “health discount” card. The success of our new healthcare product offering has not been fully determined. Therefore, its long-term impact on both revenues and net earnings is currently unknown and may not be known for some time. The growth of our members’ escrow or cash-in-trust to $5,349,000 as of March 31, 2005 from $4,922,000 as of December 31, 2004 and from $4,019,000 as of March 31, 2004, provides an indication that, while overall membership numbers have continued to decline, those members who do participate in the escrow-based form of our healthcare savings program are continuing to grow their escrow deposits with us.

Our operating results did benefit from the acquisition of Access, which occurred in June of 2004.   Access contributed $2,010,000 or 23.1% of first quarter 2005 revenue and $446,000 of net earnings (after taxes) to partially offset our other losses. Access has successfully secured multi-year contracts on favorable terms with its two largest clients and has brought us a stable source of revenue.  Moreover, we have realized certain intangible benefits from the acquisition.  For instance, we have broadened the management responsibilities of several members of Access’ management team to company-wide roles.  Our new Chief Operating Officer, Frank Apodaca, is the President and C.E.O. of Access and he will be implementing, on a company-wide basis, operational controls that have been successful at Access.

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

Comparison of the Three Months Ended March 31, 2005 and 2004

Product and Service Revenues.  During the three months ended March 31, 2005, revenues were $8,700,000, a decrease of $1,246,000 or (12.5%), from $9,946,000 during the comparable 2004 period.  The reduction in actual revenues for the three months ended March 31, 2005 from the corresponding period in 2004 was primarily due to continuing reductions in the members in our Care Entrée program of $3,227,000, from $9,583,000 in the first quarter of 2004 to $6,356,000 in the first quarter of 2005 as a result of our implementation of member escrow account requirements commencing in the fourth quarter of 2002, offset in part by revenues of $2,010,000 from Access that was acquired in June 2004.   The requirement of member escrow deposits was in response to market changes in the healthcare savings industry.  In addition, effective October 1, 2003, the escrow account requirements were expanded to include all doctors and physicians.  Under the escrow arrangement, we pre-certify to the provider the members’ ability to pay based upon the available escrow account/balances and to process the members’ payments directly to the providers to help assure timely payment to the providers.  As a result of these changes, we believe an enhanced healthcare product offering has been created for members and the healthcare providers. The overall success and impact on revenues and net earnings of this newly restructured product offering will not be known for sometime.  The escrowed funds referred to as cash-in-trust on our balance sheet were $5,349,000 as of March 31, 2005. Through the acquisition of Access, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefit requirements.  For 2005, more than 65.8% of our revenues were attributable to our healthcare membership program.

Additionally, revenue in our Foresight wholesale club membership programs declined by $28,000, or 12.0%, from $234,000 in the first quarter of 2004 to $206,000 in the first quarter of 2005 due to the maturity and competitive nature of this business.  Revenue from our Care Financial division increased $25,000, or 27.8%, from $90,000 in the first quarter of 2004 to $115,000 in the first quarter of 2005.

Operating Metrics

Our healthcare membership base was approximately 52,000 members as of March 31, 2005 as compared to 79,000 members as of March 31, 2004, a decrease of approximately 27,000 members or 34.2%.  During the first quarter of 2005, our membership declined by 5,000 members or 8.8% from 57,000 members at December 31, 2004.  The reduction in our healthcare membership base was due to the implementation of the escrow account requirements in 2002 and 2003.  During the first quarter of 2005, we commenced development of a new product line consisting of health-related nutraceuticals, which are expected to generate an increasing stream of revenue later in 2005 and synergistically support resumption of growth in healthcare savings program revenue.

Cost of Operations.  Cost of operations for the three months ended March 31, 2005 decreased $192,000 or (5.8)%, to $3,109,000 from $3,301,000 during the 2004 comparable period.   Cost of operations was approximately 35.7% of revenues during the three months ended March 31, 2005, while during the comparable 2004 period cost of operations was 33.2% of revenues.  The decrease in cost of operations for the first quarter of 2005 was primarily due to decreases in costs of $736,000 related to decreased revenue in our Care Entree program discussed previously, offset by increased costs of $627,000 that is due to the acquisition of Access in June 2004.  The increase in cost of operations expense as a percentage of revenue was primarily attributable to increased preferred provider costs as a result of several ancillary products introduced after the first quarter of 2004, additional processing costs attributed to the administration of the escrow accounts and claims processing and the cost of capital leases of printing equipment entered into when membership level and enrollment activity was at a significantly higher level.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $998,000 or 31.2%, to $2,200,000 during the three months ended March 31, 2005 from $3,198,000 during the comparable 2004 period.  Sales and marketing expenses represented 25.3% and 32.2% of revenues for the three months ended March 31, 2005 and 2004, respectively.  The decrease in sales and marketing expenses during the first quarter of 2005 is primarily due to decreases in commissions related to the decreased revenue in the Care Entree program discussed previously.  The decrease in sales and marketing expenses as a percentage of revenues is due in part to a shift toward private label sales of our healthcare membership product from 2004 to 2005.

General and Administrative Expenses.  General and administrative expenses increased $1,156,000 or 49.6%, to $3,485,000 during the three months ended March 31, 2005 from $2,329,000 during the comparable 2004 period.  General and administrative expenses represented 40.1% and 23.4% of revenues for the three months ended March 31, 2005 and 2004, respectively.  The increase in general and administrative expenses for the three months ended March 31, 2005 from the corresponding period in the prior year was primarily due to the acquisition of Access in June 2004 which resulted in an increase of $916,000 in general and administrative expenses in the first quarter of 2005.  Additionally, the increased expenses include $150,000 of additional depreciation expense resulting from an October 1, 2004 adjustment of the estimated useful life of certain internal-use software.

Total Operating Expenses.  During the three months ended March 31, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $34,000 or 0.4%, to $8,794,000 from $8,828,000 during the comparable 2004 period.  Total operating expenses represented approximately 101.1% and 88.8% of revenues for the three months ended March 31, 2005 and 2004, respectively.  The decrease in operating margins from the first quarter of 2004 to the first quarter of 2005 was due to the reasons described above.  Also, total operating expenses for the first quarter of 2005 included accrued severance payments of $225,000 ($100,000 in general and administrative expenses and $125,000 in sales and marketing expenses) for terminated personnel, related to our enhanced cost containment measures.

Operating Income and Net Earnings.  During the three months ended March 31, 2005, our operating loss was $94,000, a decrease of $1,212,000 or 108.4%, from $1,118,000 during the comparable 2004 period.    The net loss applicable to common shareholders was $51,000, or 0.6% of revenues, net of a benefit for income taxes of $30,000.  In comparison, during the three months ended March 31, 2004, net earnings applicable to common shareholders were $606,000 or 6.1% of revenues, net of provision for income taxes of $483,000.  During the three months ended March 31, 2005, our earnings (loss) per common share calculated on a diluted basis was $0.00 per share compared to earnings per common share $0.05 from the comparable 2004 period.  Net loss applicable to common shareholders and net loss per common share calculated on a diluted basis for the three months ended March 31, 2005 were impacted by the net cost increases, and by the reduction in revenues, as previously described.  For the quarter ended March 31, 2005, 16,391 shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

Recent Management Initiatives.  Benefiting from a seasonal trend which has been apparent in previous years, revenues increased slightly from revenues of $8,678,000 in the fourth quarter of 2004 to $8,700,000 in the first quarter of 2005, primarily due to resumption of spending habits by consumer customers, who may have forgone membership payment to us during the fourth quarter holiday season. It is not likely that this trend indicates a slowing of Care Entrée program membership and revenue, and such revenue may continue to decline in the future.

During the fourth quarter of 2004 and the first quarter of 2005, our management launched additional initiatives directed at reversing the decline in revenues and achieving a decrease in expenses. These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned above, (ii) the termination of certain equipment capital leases, (iii) other cost reduction actions, and (iv) exploration of additional products to compliment our core healthcare savings product and offer additional compensatory incentives to our independent marketing representatives. While it is too early to fully assess the results of these initiatives, we can see some preliminary results. Cost of operations decreased $1,610,000 or 34.1% from the fourth quarter of 2004.  This decrease results primarily from the recognition in the fourth quarter of 2004 of provisions for uncollectible accounts and notes of $1,012,000 compared to $24,000 of provision in the first quarter of 2005. Sales and marketing expenses were virtually flat when compared to $2,210,000 in the fourth quarter of 2004. General and administrative expenses declined $910,000 or 20.7% from the fourth quarter of 2004, which included charges of $188,000 for accrual of expected costs to defend and settle pending litigation, as well as a number of smaller charges that did not recur in the first quarter of 2005. Total operating expenses decreased $4,531,000 or 34.0% to the first quarter of 2005 from the fourth quarter of 2004, which included an impairment charge of $2,000,000 on goodwill associated with the Foresight non-healthcare membership programs as well as the provision for uncollectible accounts and notes of $1,012,000 as described above.  Also, total operating expenses for the first quarter of 2005 included accrued severance payments of $225,000 for terminated personnel, related to our enhanced cost containment measures. Our operating loss of $94,000 for the first quarter of 2005 is a decrease of $4,482,000 or 96.4% from the fourth quarter of 2004, which included the provision for uncollectible accounts and notes, the goodwill impairment charge and other charges discussed above.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At March 31, 2005 and December 31, 2004, we had deferred tax benefits of $1,827,000 and $1,801,000, respectively, resulting in large part from net operating loss carryforwards which, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of March 31, 2005 and December 31, 2004 was $1,172,000 and $1,146,000, respectively.  If we continue to incur net operating losses, a valuation allowance will be established. A valuation allowance adjustment will have a direct impact on net income (loss) in the amount of the allowance.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the three months ended March 31, 2005 and March 31, 2004 was $120,000 and $1,443,000, respectively, a decrease of $1,323,000.   The decrease in net cash provided by operating activities for the three months ended March 31, 2005 is due primarily to the reduced net earnings during the period and decrease income taxes payable.

Investing Activities.  Net cash used in investing activities for the three months ended March 31, 2005 and 2004 was $38,000 and $152,000, respectively, and related primarily to purchase of fixed assets necessary to accommodate and support our operations.

Financing Activities.  Net cash used in financing activities for the three months ended March 31, 2005 was $447,000 as compared to the three months ended March 31, 2004 of $366,000.  During the three months ended March 31, 2005, net cash used in financing activities was primarily for payments on capital leases of $283,000 and repurchase of the Company’s common stock of $164,000.

At March 31, 2005 and December 31, 2004, we have working capital of $5,468,000 and $6,345,000, respectively. Other than our capital lease obligations of $799,000, we do not have any capital commitments. We do not anticipate that our capital expenditures for the remainder of the year ending December 31, 2005 will exceed the amount incurred during the comparable 2004 period.  We believe that our existing cash and cash equivalents, and cash provided by operations will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

Because our capital requirements cannot be predicted with certainty, including any proposed business acquisitions for the remainder of the year ending December 31, 2005, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

Stock Repurchase Plan

On July 8, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  As of the filing of this report, we have purchased 473,423 shares under this authorization for a total consideration of $1,018,525 at a weighted average price of $2.15 per share.  Given the current interest rate environment, the nature of other available investments and our expected cash flows, we believe that purchasing our common stock shares enhances stockholder value.  Any additional treasury stock purchases will be made at prices that we consider attractive and at such times that we believe will not unduly impact our liquidity.  During the first quarter of 2005 and through May 13, 2005, repurchases of shares were as follows:

Month	Quantity Purchased	Weighted Avg. Stock Price/Share	Total Cost
January	15,412	$2.09	$32,137
February	29,115	$2.23	65,053
March	35,450	$1.91	67,722
April	32,600	$1.77	57,724
May	104,900	$1.09	114,454

As of May 13, 2005	473,423	$2.15	$1,018,525

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

•                  Contain projections of our future operating results or of our future financial condition; or

•                  State other “forward-looking” information.

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and our Schedule 14A Proxy Statement for our 2004 annual shareholders meeting, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

In connection with our year-end close process and the preparation of our Annual Report on Form 10-K as of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation as of December 31, 2004, the CEO and CFO had concluded that the Company’s controls suffered from a material weakness, in that losses were probable in the collection of outstanding accounts and notes receivable but those losses had not been adequately quantified or provided for in the allowance for doubtful accounts.  In the period from March 31, 2005 and the date of this report, the Company implemented improved procedures and controls to remediate that weakness. The CEO and CFO have concluded that although procedures were not completely formalized, in their entirety, as of March 31, 2005, they have analyzed accounts receivables and related allowances as of March 31, 2005 in the period since that date and therefore concluded that these balances are fairly stated as of March 31, 2005.  Our management reported to our auditors and the audit committee of our board of directors that, other than the changes to partially remediate significant deficiencies previously identified, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the first quarter of 2005 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation, other than the enhanced procedures that are related to accounts receivables as described above.

Changes to Internal Control over Financial Reporting

During the first quarter of 2005, management recognized the need to improve its internal controls over financial reporting in as much as losses were probable in the collection of outstanding accounts and notes receivable but those losses had not been adequately quantified or provided for in the allowance for doubtful accounts.  In the period from March 31, 2005 and the date of this report, the Company implemented improved procedures and controls to remediate that weakness, including evaluation of the adequacy of the allowance for doubtful accounts by the CEO, CFO and Audit Committee of the Board of Directors.  However, these procedures and controls have not been formalized in its entirety by the end of the first quarter.  After quarter end, management completed its assessment of internal controls over accounts receivables and formalized its newly developed policies and procedures.

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

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices – Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  We believe that the allegations are without merit and intend on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit is in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

Equal Access Health, Inc. v. The Capella Group, Inc.

On February 18, 2005, Equal Access Health, Inc. (“EAH”) filed a lawsuit against our subsidiary, The Capella Group, Inc.  We had an agreement with EAH since 2002, whereby EAH would resell our services under its own name, under our typical private label arrangements.  The lawsuit alleges that we breached our agreement with EAH, fraudulently induced EAH into not terminating its agreement with us when it had the opportunity to do so, and improperly withheld $25,000 from EAH.  We believe we have valid counterclaims against EAH for its breaching of our contract.  We were in settlement discussion with EAH through April 5, 2005, and had agreed to allow EAH to sell the EAH members for whom we provide services to a third party.  The agreed-upon settlement did not involve any exchange of money.  EAH’s sale of those members was not consummated as expected and we had to begin new settlement discussion on April 5, 2005.  EAH is a co-defendant in the lawsuit against us by the State of Texas.  Because some of the concerns of the State of Texas relate to EAH’s activities, we may seek indemnification from EAH for damages that we incur as a result of the lawsuit brought against us by the State of Texas.  The lawsuit by EAH is pending in the 236th Judicial District Court of Tarrant County, Texas under case number 236-210082-05.  Findings against us in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit is in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

(a)                         None.

(b)                        None.

(c) Repurchases of the Company’s Treasury Stock During the First Quarter of 2005

On July 8, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  As of the filing of this report we have purchased 473,423 shares under this authorization for a total consideration of $1,018,525 at a weighted average price of $2.15 per share. During the first quarter of 2005 and through May 13, 2005, repurchases of shares were as follows:

Month	Shares Purchased	Weighted Avg. Stock Price/Share	Cumulative Number of Shares Purchased	Number of Shares That May Yet Be Purchased under the Plan
January	15,412	$2.09	271,358	228,642
February	29,115	$2.23	300,473	199,527
March	35,450	$1.91	335,923	164,077
April	32,600	$1.77	368,523	131,477
May	104,900	$1.09	473,423	26,577

(d)                        None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Submission of Matters to a Vote of Security Holders

None.

Item 5.        Other Information

None.

Item 6.                       Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2001.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003 incorporated by reference to Exhibit 3.2 of Registant's Form 10-Q filed with the Commission on May 14, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Judith H. Henkels as President & Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Robert Bintliff as Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Judith H. Henkels as President & Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Robert Bintliff as Chief Financial Officer.

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: May 16, 2005	/s/ JUDITH H. HENKELS
Judith H. Henkels
President & Chief Executive
Officer

Date: May 16, 2005	/s/ ROBERT BINTLIFF
Robert Bintliff
Chief Financial Officer

PRECIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash in trust	$5,349	$4,922
Cash and cash equivalents	7,918	8,283
Accounts receivable, net	342	312
Income tax receivable	1,013	980
Inventory	166	174
Prepaid expenses	571	547

Total current assets	15,359	15,218

Fixed assets, net	1,874	1,989
Goodwill	22,501	21,381
Other intangible assets, net	1,365	1,400
Deferred tax asset	1,827	1,801
Other assets	173	186

Total assets	$43,099	$41,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$245	$470
Accrued commissions	608	731
Accrued consideration on business combination	1,120	—
Other accrued liabilities	1,538	1,573
Franchise taxes payable	537	509
Members’ liabilities	5,349	4,922
Deferred fees	94	154
Current portion of capital leases	400	514

Total current liabilities	9,891	8,873

Capital lease obligations, net of current portion	399	78
Deferred income taxes	655	655

Total liabilities	10,945	9,606

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 12,335,766 issued, and 11,792,170 and 11,872,147 outstanding, respectively	123	123
Additional paid-in capital	27,221	27,221
Accumulated earnings	5,656	5,707
Less: treasury stock (335,923 shares and 255,946 shares, respectively)	(846)	(682)
Total stockholders’ equity	32,154	32,369

Total liabilities and stockholders’ equity	$43,099	$41,975

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except Earnings per Share)

	For the Three Months Ended March 31,
	2005	2004
Revenues	$8,700	$9,946

Operating expenses:
Cost of operations	3,109	3,301
Sales and marketing	2,200	3,198
General and administrative	3,485	2,329

Total operating expenses	8,794	8,828

Operating (loss) income	(94)	1,118

Other expenses:
Interest (income) and expense, net	(13)	29

Total other expenses	(13)	29

Net (loss) earnings before taxes	(81)	1,089
(Benefit) Provision for income taxes	(30)	483

Net (loss) earnings	(51)	606

Preferred stock dividends	—	—

Net (loss) earnings applicable to common stockholders	$(51)	$606

(Loss) earnings per share:
Basic	$0.00	$0.05

Diluted	$0.00	$0.05

Weighted average number of common shares outstanding:
Basic	11,824,255	11,864,714

Diluted	11,824,255	11,930,725

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	COMMON STOCK		Additional	Treasury	Accumulated
	Shares	Amount	Paid-in Capital	Stock	Earnings	Total
Balance, December 31, 2004 (audited)	12,335,766	$123	$27,221	$(682)	$5,707	$32,369

Repurchase of 79,977 common shares	—	—	—	(164)	—	(164)
Net loss	—	—	—	—	(51)	(51)

Balance, March 31, 2005 (unaudited)	12,335,766	$123	$27,221	$(846)	$5,656	$32,154

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended
	2005	2004
Operating activities:
Net (loss) earnings	$(51)	$606
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	643	544
Amortization of intangibles	35	—
Change in allowance for doubtful accounts	24	(83)
Changes in assets and liabilities:
Accounts receivable	(54)	89
Income taxes receivable	(33)	(13)
Notes receivable	—	40
Inventory	8	19
Prepaid expenses	(24)	32
Deferred tax asset	(26)	—
Other assets	13	(20)
Accounts payable	(225)	(79)
Accrued liabilities	(158)	(35)
Deferred fees	(60)	(153)
Income taxes payable	28	496

Net cash provided by operating activities	120	1,443

Investing activities:
Purchase of fixed assets	(38)	(152)

Net cash used in investing activities	(38)	(152)

Financing activities:
Exercise of stock options	—	4
Payments on capital leases	(283)	(370)
Purchase of treasury stock	(164)	—

Net cash used in financing activities	(447)	(366)

Net (decrease) increase in cash and cash equivalents	(365)	925

Cash and cash equivalents at beginning of period	8,283	11,088

Cash and cash equivalents at end of period	$7,918	$12,013

Supplemental disclosure:
Interest paid	$11	$32

Non-cash investing and financing activities:
Acquisition of fixed assets through issuance of capital leases, net of retirements	$491	$68
Accrued cash consideration and stock issuance on business combination	$1,120	$—
Cash-in-trust collected, net of claims paid	$427	$1,251

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles. Operating results for the three   months ended March 31, 2005 and 2004 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2004 Form 10-K filed with the Securities and Exchange Commission.

Note 2 – Common Stock Options

As of March 31, 2005, the Company has three stock-based compensation plans.  The Company applies APB 25 and related interpretations in accounting for its plans.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three months ended March 31, 2005 and 2004 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three months ended March 31, 2005 and 2004.

	For the Three Months Ended March 31,
(Dollars in Thousands)	2005	2004
Net (loss) earnings applicable to stockholders	$(51)	$606
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(79)	(32)

Pro forma net (loss) earnings	$(130)	$574

(Loss) Earnings per share:
Basic - as reported	$0.00	$0.05

Basic - pro forma	$0.00	$0.05

Diluted - as reported	$0.00	$0.05

Diluted - pro forma	$0.00	$0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 3.94% (March 31, 2004 – 4.49%); no dividend yield; volatility of 72% (March 31, 2004 – 86%); and expected life less than five years.  The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

Note 3 – Earnings Per Share

The Company’s earnings per share data was computed as follows:

	For the Three Months Ended March 31,
(Dollars in Thousands)	2005	2004

Basic (loss) earnings per share
Net (loss) earnings	$(51)	$606
Weighted average number of common shares outstanding during the period.	11,824,255	11,864,714
Basic (loss) earnings per share	$0.00	$0.05

Diluted (loss) earnings per share
Net (loss) earnings	$(51)	$606
Weighted average number of common shares outstanding during the period	11,824,255	11,864,714
Stock options(1)	—	66,011
Weighted average number of shares outstanding during the period—assumed conversion (1)	11,824,255	11,930,725
Diluted (loss) earnings per share (1)	$0.00	$0.05

(1)                                 For the quarter ended March 31, 2005, 16,391 in-the-money shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive due to a net loss for that period.  The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended March 31, 2005 and 2004 was 1,449,764 and 655,366, respectively

Note 4 – Contingencies

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

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices – Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  We believe that the allegations are without merit and intend on defending the lawsuit.  Care Entrée has also insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit is in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

Equal Access Health v. The Capella Group, Inc.

On February 18, 2005, Equal Access Health, Inc. (“EAH”) filed a lawsuit against our subsidiary, The Capella Group, Inc.  We had an agreement with EAH since 2002, whereby EAH would resell our services under its own name, under our typical private label arrangements.  The lawsuit alleges that we breached our agreement with EAH, fraudulently induced EAH into not terminating its agreement with us when it had the opportunity to do so, and improperly withheld $25,000 from EAH.  We believe we have valid counterclaims against EAH for its breaching of our contract.  We were in settlement discussion with EAH through April 5, 2005, and had agreed to allow EAH to sell the EAH members for whom we provide services to a third party.  The agreed-upon settlement did not involve any exchange of money.  EAH’s sale of those members was not consummated as expected and we had to begin new settlement discussion on April 5, 2005.  EAH is a co-defendant in the lawsuit against us by the State of Texas.  Because some of the concerns of the State of Texas relate to EAH’s activities, we may seek indemnification from EAH for damages that we incur as a result of the lawsuit brought against us by the State of Texas.  The lawsuit by EAH is pending in the 236th Judicial District Court of Tarrant County, Texas under case number 236-210082-05.  Findings against us in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit is in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

The Company has accrued $187,500 as of March  31, 2005 to provide for costs of defense and possible settlement of pending and threatened litigation, including those matters described above. The Company accrues the cost of defending and settling pending and threatened claims and litigation, including legal fees to be incurred in such defense, when in its judgment such costs are estimable and probably will be incurred.

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

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”), a third party administrator, from National Center for the Employment of the Disabled for a purchase price of $3,666,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash and acquisition cost of investment banking, valuation and legal and accounting fees of $266,000.  In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not considered a measure under accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500.  The amount of contingency payments and common stock deliveries based upon EBDITA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006.  During the first quarter of 2005, Access’ performance to date resulted in an obligation to convey cash payments of $560,000 plus the issuance of 320,473 common shares valued at $560,000 (based upon the average trading price for the last ten days in March 2005) which were conveyed in April.  These amounts are reported as a current liability in the accompanying balance sheet.  The Company expects that Access will further achieve those EBITDA levels and that, as a result, additional contingent payouts will be made. However, the amount of payouts through December 31, 2006 cannot be estimated at this time. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

Note 5—Segmented Information

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

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 of the Company’s audited financials, included in its December 31, 2004 Form 10K, intersegment sales are not material and all intersegment transfers are eliminated. During 2004, the Company increased the number of segments from one to four, excluding its corporate activities.

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

The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The following table summarizes segment information:

First Quarter 2005 (in 000’s)	Healthcare Savings	Employer Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$6,356	$2,010	$207	$127	$—	$8,700
Income (Loss) before Taxes	245	467	(259)	(298)	(236)	(81)
Interest Expense (Income)	—	—	—	—	(13)	(13)
Depreciation and Amortization	619	53	1	5	—	678
Taxes (Benefit) (1)	—	—	—	—	(30)	(30)
Assets Acquired, net of disposals	520	9	—	—	—	529
Intangible Assets (1)	—	—	—	—	23,866	23,866
Assets Held	9,852	1,755	1,290	78	30,124	43,099

First Quarter 2004 (in 000’s)	Healthcare Savings	Employer Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$9,583	$—	$269	$94	$—	$9,946
Income (Loss) before Taxes	1,813	—	(193)	(209)	(322)	1,089
Interest Expense (Income)	—	—	—	—	29	29
Depreciation and Amortization	538	—	3	3	—	544
Taxes (1)	—	—	—	—	483	483
Assets Acquired, net of disposals	189	—	12	19	—	220
Goodwill	—	—	—	—	21,077	21,077
Assets Held	10,347	—	1,570	62	30,620	42,599

(1)          – Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.