Form 10-Q
period 2005-06-30
PRECIS INC
filed 2005-08-15
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.         Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of August 15, 2005, 12,731,373 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q
For the Quarter Ended June 30, 2005

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves,”  refer collectively to Precis, Inc., its subsidiaries, and their executive officers and directors.

Part I.              Financial Information

Item 1.           Financial Statements (Unaudited)

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 17.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2004 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements.  Our ability to achieve these results is subject to the risks and uncertainties discussed in our Form 10-K.  Any forward-looking statements contained in this report represent our judgment as of the date of this report.  We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

Consumer Healthcare Savings Solutions

We offer savings on healthcare services throughout the United States to persons who are uninsured, under-insured, or have elected to purchase only high deductible or limited benefit medical insurance policies. These savings are achieved by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies.   We sell these programs primarily through a network marketing strategy under the retail name Care Entrée™. Our programs are also marketed by our wholesale clients under our “For Your Good Health” label or the privately labeled name of our client.  Our clients usually sell memberships in these programs through a combination of marketing methods supported by a customer service call center that allows prospective members to call for more information (in-bound direct marketing). We design these programs to benefit healthcare providers as well as the members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée™ program members. However, the healthcare providers are paid much more promptly without the oversight of the typical claims review processes of an insurance company. We provide transaction facilitation services to both the program member and the healthcare provider.

Group Healthcare Savings Solutions

 We also offer full-third party administration services through our wholly-owned subsidiary, Access HealthSource, Inc. (“Access”).  On June 18, 2004, we acquired Access for a purchase price of $3,666,000, consisting of a $2,000,000 payment and delivery of 448,486 shares of our common stock having an agreed value of $1,400,000 at closing and payment of $266,000 in acquisition cost including investment banking, valuation and legal and accounting fees.  Additional payment and stock delivery obligations under that purchase agreement are based on future operating performance of Access.  With respect to the three month periods ended March 31 and June 30, 2005, we incurred the obligations to pay $560,000 and $525,000, respectively, and deliver 320,473 common stock shares (valued at $560,000) and 575,134 common stock shares (valued at $525,000), respectively.  These payments and deliveries were made within the 30 days following the end of those quarters to which they relate.  Through Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. Access helps us offer a more complete suite of healthcare service products.  Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

From a sales distribution standpoint, we have the ability to grow Access’ regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States.  Our acquisition of Access further serves to complement our entry into the public-sector market through our 2003 agreement with the State of Louisiana.  Access’ primary area of expertise is in the public-sector market. Moreover, we have realized certain intangible benefits from the acquisition.  For instance, we have broadened the management responsibilities of several members of Access’ management team to company-wide roles.  Our new President and Chief Operating Officer, Frank Apodaca, is the President and Chief Executive Officer of Access, and he has implemented, on a company-wide basis, operational procedures that have proven successful at Access.

Affordable Healthcare Insurance, Flexible Benefits and Financial Products

Commencing in 2003, through our subsidiary, Care Financial of Texas, L.L.C. (“Care Financial”), we began offering our high deductible and scheduled benefit insurance policies, life insurance and annuities. Additionally, we now offer health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Care125, a division of our Foresight, Inc. subsidiary (“Foresight”).  The high deductible and scheduled benefit insurance policies offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents and other licensed agents who are not Care Entree independent marketing representatives.  Our Care125 services, allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses.  Our Care125 programs and our medical savings programs can be sold together by agents and brokers with whom we have contracted to offer a more complete benefit package to employers.

Critical Accounting Policies

Revenue Recognition

Healthcare Membership Revenues

We recognize our Care Entrée™ program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds.  For members that are billed directly, the billed amount is collected almost entirely by automated clearinghouse, electronic check or by electronic charge to the members’ credit cards. The settlement of those charges occurs within a day or two. Under certain private label arrangements, our private label partners bill their members for the membership fees and our portion of the membership fees is periodically remitted to us. During the time from the billing of these private-label membership fees and the remittance to us, we record a receivable from the private label partners and record an estimated allowance for uncollectible amounts.  The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.

Membership enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period that averages eight to ten months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the applicable contract. Judgment is involved in the allocation of costs to determine the direct costs netted against those deferred revenues, as well as in estimating the membership period over which to amortize such net revenue. We maintain a statistical analysis of the costs and membership periods as a basis for adjusting these estimates from time to time.

Access Third Party Administration

Access recognizes revenue based upon satisfaction of the contractual obligations under the individual contract arrangements with each of its clients.

Commission Expense

Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in our Care Entrée™ program. Commissions are only paid in the following month when we received the related monthly membership fees. We do not pay advanced commissions on membership sales. Commission are based on established commission schedules and are determined and accrued based upon the recognition of the related healthcare membership revenue, as described above.

Acquisitions

As discussed above, in 2004, we acquired Access for $3,666,000 that predominantly includes $2,304,000 of goodwill and $1,400,000 of contracts acquired.   Furthermore, we agreed to make additional purchase price payments and stock deliveries if Access were to achieve and exceed certain operating performance levels.  Additional consideration of $1,120,000 was paid in April based on Access’ first quarter 2005 performance and $1,051,000 was accrued at June 30, 2005, based upon Access’ second quarter 2005 performance.  The increased purchase price was recorded as a $2,171,000 addition to goodwill, increasing goodwill attributable to the Access acquisition to $4,475,000 at June 30, 2005 from $2,304,000 at December 31, 2004.  The allocation of $4,475,000 to goodwill (including amounts recorded at the initial closing) was considered appropriate, as Access strategically complements the Company’s healthcare service offering.

Fixed Assets

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the lease term.

The estimation of useful lives is based, in part, upon past experience with similar assets and upon our plans for the utilization of the assets in the future.  We periodically review fixed assets, including software, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any value impairment is determined to exist, the related assets are written down to their fair value. If we determine that the remaining useful life, based upon known events and circumstances, should be shortened, the depreciation or amortization of the related asset is adjusted on a prospective, going-forward basis based upon the shortened useful lives.

Intangible Asset Valuation

Our intangible assets, consisting primarily of goodwill of $13,652,000, net of amortization and impairments, as of June 30, 2005, represented the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. Additionally, intangible assets include $1,330,000 of contracts, net of amortization, acquired as part of our acquisition of Access. During the year ended December 31, 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition of Foresight, Inc. in 2000.  During the three months ended June 30, 2005, our intangible assets were further reduced by $9,900,000 to reflect impairment of the goodwill related to our acquisition of The Capella Group, Inc. and its Care Entrée™ program in 2001.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. We evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and provided an allowance of $250,000 against the carrying amount of the deferred tax assets because in our opinion it is more probable than not that some of those assets will not be realized.

Results of Operations

Current and Comparative Prior Period Historical Information.  The following table sets forth selected results of operations for the three and six months ended June 30, 2005 and 2004.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Unaudited		Unaudited
(Dollars in Thousands except earnings per share)	2005	2004	2005	2004
Product and service revenues	$8,037	$9,403	$16,737	$19,349
Operating expenses:
Cost of operations	3,118	3,287	6,227	6,588
Sales and marketing	1,819	2,813	4,019	6,011
General and administrative	4,069	2,701	7,554	5,031
Goodwill impairment	9,900	—	9,900	—

Total operating expenses	18,906	8,801	27,700	17,630

Operating (loss) income	(10,869)	602	(10,963)	1,719

Other income and expenses:
Interest (income) and expense, net	(26)	22	(39)	50

(Loss) earnings before income taxes	(10,843)	580	(10,924)	1,669
(Benefit) provision for income taxes	(17)	292	(47)	775

Net (loss) earnings applicable to common shareholders	$(10,826)	$288	$(10,877)	$894

(Loss) earnings applicable to common shareholders per common shares:
Basic	$(0.89)	$0.02	$(0.90)	$0.08

Diluted (1)	$(0.89)	$0.02	$(0.90)	$0.07

Weighted average number of common shares outstanding:
Basic	12,115,651	11,873,397	12,081,438	11,868,431

Diluted (1)	12,115,651	11,921,579	12,081,438	11,948,994

(1)                                  For the three and six months ended June 30, 2005, 7,688 and 28,706 shares, respectively, related to outstanding stock options were not included in the calculation of fully diluted earnings per share because their inclusion would have been anti-dilutive.

Operational Review for the Three Months Ended June 30, 2005

Our consumer healthcare savings programs having been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of healthcare providers to accept our savings cards based on assurance of payment concerns. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment.  While this feature has shown success in improving acceptance by providers, it has made our programs more complex and difficult to sell. As of June 30, 2005, the percentage of our individual members who have escrowed funds with us was approximately 40.9% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.   In some of the states in which we have a significant number of members, especially Florida, Texas and California, our healthcare savings products are under scrutiny and criticism by state regulators and officials. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. The table below reflects the decline in our consumer healthcare savings program membership over the preceding 18 months:

Care Entrée Membership

(Count at End of Quarter)

	December 31,	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,
	2003	2004	2004	2004	2004	2005	2005
Member Count	81,278	79,087	74,617	63,840	56,955	51,895	46,514
Percent Change		-2.70%	-5.65%	-14.44%	-10.78%	-8.88%	-10.37%

As a result, revenues from our healthcare savings program during the 2005 second quarter declined by $3,248,000 to $5,608,000, from $8,856,000 in the 2004 second quarter. Earnings (before taxes) related to our consumer healthcare savings programs have declined from earnings of $1,399,000 for the three months ended June 30, 2004 to a pre-tax loss of $40,000 for the three months ended June 30, 2005.

Although the implementation of escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004 and the first six months of 2005, the escrow requirements were necessary to provide some assurance of payment to the healthcare providers and accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States will no longer accept a “health discount” card. We are currently exploring additional alternatives that address the healthcare providers’ concerns related to assurance of payment and that may be better received by potential members as well as our current members. The likelihood of success of new healthcare product offerings is difficult to predict. Therefore, the long-term impact, whether favorable or unfavorable, of the introduction of a new or restructured healthcare savings product on revenues and net earnings may remain unknown for a substantial period following their introduction.

The growth of our members’ escrow or cash-in-trust to $5,581,000 as of June 30, 2005 from $4,922,000 as of December 31, 2004 and from $4,408,000 as of June 30, 2004, provides some indication that, while overall memberships have continued to decline, those members who do participate in the escrow-based form of our healthcare savings program continue to increase their escrow deposits with us.

Our operating results benefited from the Access acquisition in June of 2004.   Access contributed $2,059,000 or 25.6% of second quarter 2005 revenue and $382,000 of net earnings (after $20,000 of taxes) to partially offset our other losses. Access has successfully secured multi-year contracts on favorable terms with its two largest clients that provide a stable source of revenue.  Moreover, we have realized certain intangible benefits from the Access acquisition.  For instance, we have broadened the management responsibilities of several members of Access’ management team to company-wide roles.  Our new President and Chief Operating Officer, Frank Apodaca, is the President and Chief Executive Officer of Access, and he will be implementing, on a company-wide basis, operational procedures that have proven successful at Access.

In the second quarter of 2005, we have continued the measures and initiatives commenced during the first quarter to improve our operating efficiencies and performance, especially through cost reductions.  These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned, (ii) the termination of certain equipment capital leases, (iii) personnel reductions and other cost reduction actions, (iv) the exploration of additional products to compliment our core healthcare savings product, and (v) the providing additional compensatory incentives to our independent marketing representatives. These measures have successfully reduced the cost structure associated with our Care Entrée™ and private label membership programs.  We believe the annualized estimated cost savings will be significant.

Comparison of the Three Months Ended June 30, 2005 and 2004

Product and Service Revenues.  During the three months ended June 30, 2005, revenues were $8,037,000, a decrease of $1,366,000 or (14.5%), from $9,403,000 during the comparable 2004 period.  This reduction in revenues was primarily due to the continuing decrease in the number of members in our Care Entrée and private label healthcare savings programs, which resulted in a decline in related revenue of $3,248,000 (36.7%) from $8,856,000 in the second quarter of 2004 to $5,608,000 in the second quarter of 2005. This decline was offset in part by Access’ second quarter revenues of $2,059,000 as compared with $209,000 of Access revenue recorded for one partial month in June 2004.

Cost of Operations.  Cost of operations for the three months ended June 30, 2005 decreased $169,000 or 5.1%, to $3,118,000 from $3,287,000 during the 2004 comparable period.   Cost of operations was 38.8% of revenues during the three months ended June 30, 2005 and 35.0% during the comparable 2004 period.  The decrease in cost of operations was primarily due to decreases in variable costs of $824,000 related to decreased revenue in our Care Entree program, offset by increased costs of $611,000 attributable to Access’ operations.  The increase in cost of operations expense as a percentage of revenue was primarily attributable to the inclusion of three months of Access’s cost of operations in 2005, while only one partial month, June 2004, was included in the comparable 2004 three-month period and because Access has a greater level of cost of operations as a percent of revenues. We also incurred substantially higher costs associated with the defense and settlement of litigation and regulatory issues during the second quarter of 2005, as compared to the corresponding period in 2004.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $994,000 or 35.3%, to $1,819,000 during the three months ended June 30, 2005 from $2,813,000 during the comparable 2004 period.  Sales and marketing expenses represented 22.6% and 29.9% of revenues for the three months ended June 30, 2005 and 2004, respectively.  The decrease in sales and marketing expenses was primarily due to decreases in commissions related to the decreased membership revenue of the Care Entrée™ program. This commission decrease was accentuated by the departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée program is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of revenue.  The decrease in sales and marketing expenses as a percentage of revenues was also due to the inclusion of three months of Access’ revenue in 2005, while only one partial month, June 2004, was included in the comparable 2004 three-month period and because Access has much lower sales and marketing expense as a percentage of revenue than our Care Entrée™ program.

General and Administrative Expenses.  General and administrative expenses increased $1,368,000 or 50.6%, to $4,069,000 during the three months ended June 30, 2005 from $2,701,000 during the comparable 2004 period.  General and administrative expenses represented 50.6% and 28.7% of revenues for the three months ended June 30, 2005 and 2004, respectively.  Of the increase, $870,000 was attributable to the inclusion of three months of operations of Access, while only one partial month, June 2004, was included in the comparable 2004 three-month period.  Due to the nature of its operations, Access incurs a greater level of general and administrative expenses as a percent of revenues, while having the lower level of sales and marketing expenses as a percent of revenues compared to our Care Entrée™ program. General and administrative expenses for the three months ended June 30, 2005 also included a $800,000 charge resulting from severance compensation payable to some of our former officers. The increased expenses also include $150,000 of additional depreciation expense resulting from the October 1, 2004 adjustment of the estimated useful life of certain in-house developed proprietary software. These increased costs were offset in part by the cost reduction measures as discussed above, primarily related to reductions in employees and the associated salaries and benefits.

Impairment of Goodwill.  Recorded goodwill must be reviewed and analyzed to determine its fair value and possible impairment.  This review and analysis is conducted at least annually, and may be conducted more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The aggregate fair market value of the reporting unit’s assets, including recorded goodwill, in excess of the fair value of the reporting unit’s liabilities, may not exceed the fair value of the reporting unit’s equity. The fair value of the reporting unit’s equity shall be based upon valuation techniques that estimate the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. The downward trending of our common stock price has a material effect on the fair value of our goodwill in future accounting periods.  During the three months ended June 30, 2005, we announced several adverse events related to pending litigation and regulatory activity involving our Care Entrée™ program. During those three months, the price of our common stock declined from an average of $1.74 per share for the last five days of the first quarter to an average of $.90 per share for the last five days of the second quarter.  Furthermore, the Care Entrée™ program had continued to experience a decline in members and revenues, to a lower level than management had predicted during the 2005 first quarter.  Accordingly, as of June 30, 2005, we completed an impairment analysis of the fair value of goodwill related to The Capella Group, Inc. and its Care Entrée™ program. Significant assumptions and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the Care Entrée™ program. We retained an independent valuation consultant to estimate the fair value of the Care Entrée™ program and possible impairment using discounted cash flow projections and other valuation methodologies. Based upon our cash flow projections and the consultant’s independent valuation, we recorded an impairment loss related to The Capella Group, Inc. and its Care Entrée™ program of $9,900,000. To the extent that, in the future, our estimates change or our stock price further decreases, additional goodwill write-downs may occur.

Total Operating Expenses.  During the three months ended June 30, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, general and administrative expenses, and impairment of goodwill) increased $10,105,000 or 114.8%, to $18,906,000 from $8,801,000 during the comparable 2004 period.  Total operating expenses represented approximately 235.2% and 93.6% of revenues for the three months ended June 30, 2005 and 2004, respectively.  The decrease in operating margins was due to the reasons described above (primarily goodwill impairment, executive officer severance compensation, and legal and regulatory costs).

Operating Loss and Net Loss.  During the three months ended June 30, 2005, our operating loss was $10,869,000, a decrease of $11,471,000 or (1,905.5%), from operating income of $602,000 during the comparable 2004 period.  This loss arose primarily as the result of the goodwill impairment, executive officer severance compensation, and legal and regulatory costs as described above.  The net loss was $10,826,000, or (134.7%) of revenues, net of a benefit for income and franchise taxes of $17,000.  In comparison, during the three months ended June 30, 2004, net earnings were $288,000 or 3.1% of revenues, net of provision for income and franchise taxes of $292,000.  During the three months ended June 30, 2005, our loss per common share calculated on a diluted basis was $0.89 per share compared to earnings per common share of $0.02 from the comparable 2004 period.

Comparison of the Six Months Ended June 30, 2005 and 2004

Product and Service Revenues.  During the six months ended June 30, 2005, revenues were $16,737,000, a decrease of $2,612,000 or (13.5%), from $19,349,000 during the comparable 2004 period.  The reduction in revenues was primarily due to continuing reductions, as described above, in the number of members in our Care Entrée and private label healthcare savings programs, which resulted in a decline in related revenue of $6,474,000 (35.1%) to $11,964,000, from $18,438,000 in the first six months 2004. This decline in revenues was offset in part by the inclusion of Access’ revenues of $4,069,000.  The six months ended June 30, 2004 only included one partial month, June 2004, of Access’ revenues ($209,000).

Cost of Operations.  Cost of operations for the six months ended June 30, 2005 decreased $361,000 or 5.5%, to $6,227,000 from $6,588,000 during the 2004 comparable period.   Cost of operations was approximately 37.2% of revenues during the six months ended June 30, 2005, while during the comparable 2004 period cost of operations was 34.0% of revenues.  The decrease in cost of operations was primarily due to decreases in costs of $1,574,000 related to decreased revenue in our Care Entree program, offset by increased costs of $1,239,000 attributable to Access’ operations.  The increase in cost of operations expense as a percentage of revenue was primarily attributable to the inclusion of six months of Access’s cost of operations in 2005, while only one partial month, June 2004, was included in the comparable 2004 six-month period and because Access has a greater level of cost of operations as a percent of revenues

Sales and Marketing Expenses.  Sales and marketing expenses decreased $1,992,000 or 33.1%, to $4,019,000 during the six months ended June 30, 2005 from $6,011,000 during the comparable 2004 period.  Sales and marketing expenses represented 24.0% and 31.1% of revenues for the six months ended June 30, 2005 and 2004, respectively.  The decrease in sales and marketing expenses was primarily due to decreases in commissions related to the decreased membership revenue of the Care Entree program. This commission decrease was accentuated by departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée product is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of sales.  This decrease is partially offset by $250,000 of personnel severance costs incurred during the first quarter of 2005.  The decrease in sales and marketing expenses as a percentage of revenues was due primarily to the inclusion of six months of Access’ revenue in 2005, while only one partial month, June 2004, was included in the comparable 2004 six-month period and because Access has much lower sales and marketing expense as a percentage of revenue than our Care Entrée™ program.

General and Administrative Expenses.  General and administrative expenses increased $2,523,000 or 50.1%, to $7,554,000 during the six months ended June 30, 2005 from $5,031,000 during the comparable 2004 period.  General and administrative expenses represented 45.1% and 26.0% of revenues for the six months ended June 30, 2005 and 2004, respectively.  Of this increase, $1,786,000 was attributable to the inclusion of Access’ six months of the operations of Access, while only one partial month, June 2004, was included in the comparable 2004 six-month period. Due to the nature of its operations, Access incurs a greater level of general and administrative expenses as a percent of sales, while having a lower level of sales and marketing expenses as a percent of sales compared to our Care Entrée™ program. General and administrative expenses for the six months ended June 30, 2005 also included a $800,000 charge resulting from severance compensation payable to some of our former officers. The increased expenses include $294,000 of additional depreciation expense resulting from an October 1, 2004 adjustment of the estimated useful life of certain in-house developed proprietary software and higher legal costs associated with the defense and settlement of litigation and regulatory issues during the six months ended June 30, 2005. These increased costs were offset in part by cost reduction measures as discussed above primarily related to reductions in employees and the associated salaries and benefits.

Impairment of Goodwill.  As discussed above, during the three months ended June 30, 2005 we recorded an impairment loss related to The Capella Group, Inc. and its Care Entrée™ program of $9,900,000.

Total Operating Expenses.  During the six months ended June 30, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, general and administrative expenses, and impairment of goodwill) increased $10,070,000 or 57.1%, to $27,700,000 from $17,630,000 during the comparable 2004 period.  Total operating expenses represented approximately 165.5% and 91.1% of revenues for the six months ended June 30, 2005 and 2004, respectively.  The decrease in operating margins from the first six months of 2004 to the first six months of 2005 was due to the reasons described above.  Also, total operating expenses for the first six months of 2005 included goodwill impairment of $9,900,000, accrued executive officer severance compensation expenses of $1,025,000 ($800,000 recorded in general and administrative expenses and $225,000 in sales and marketing expenses) for terminated personnel.

Operating Loss and Net Loss.  During the six months ended June 30, 2005, our operating loss was $10,963,000, a decrease of $12,682,000 or (737.8%), from operating income of $1,719,000 during the comparable 2004 period.    The net loss was $10,877,000, net of a benefit for income and franchise taxes of $47,000.  In comparison, during the six months ended June 30, 2004, net earnings were $894,000 or 4.6% of revenues, net of provision for income and franchise taxes of $775,000.  During the six months ended June 30, 2005, our loss per common share calculated on a diluted basis was $0.90 compared to earnings per common share of $0.07 for the comparable 2004 period.

Recent Management Initiatives.   During the fourth quarter of 2004 and the first quarter of 2005, we undertook certain initiatives to reverse our declining revenues and achieve a decrease in operating expenses. These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned above, (ii) the termination of certain equipment capital leases, (iii) personnel reductions and other cost reduction actions, (iv) the exploration of additional products to compliment our core healthcare savings product, and (v) the providing additional compensatory incentives to our independent marketing representatives.  The results of operations for the three months ended June 30, 2005 reflect some preliminary results, as previously discussed. However, during the second quarter of 2005 general and administrative expenses also included a $800,000 severance compensation expense related to the termination of some of our former officers.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At June 30, 2005 and December 31, 2004, we had deferred tax benefits of $1,577,000 and $1,801,000, respectively, resulting in large part from net operating loss carryforwards that, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of June 30, 2005 and December 31, 2004 was $793,000 and $1,146,000, respectively.  A valuation allowance of $250,000 was established to reduce the deferred tax asset to an amount that, in our opinion, is more likely than not realizable.  If we continue to incur net operating losses, an additional valuation allowance may need to be established.  Valuation allowance adjustments have a direct impact on net income (loss) in the amount of the allowance.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the six months ended June 30, 2005 and June 30, 2004 was $1,029,000 and $2,017,000, respectively, a decrease of $988,000.   The decrease in net cash provided by operating activities for the six months ended June 30, 2005 was due primarily to the net loss during the period partially offset by receipt of an income tax refund of $733,000.

Investing Activities.  Net cash used in investing activities for the six months ended June 30, 2005 and 2004 was $725,000 and $2,262,000, respectively, and related primarily to our acquisition of Access (including contingent consideration paid and delivered during 2005, as described previously).

Financing Activities.  Net cash used in financing activities for the six months ended June 30, 2005 was $809,000 as compared $708,000 for the six months ended June 30, 2004.  During the six months ended June 30, 2005, net cash used in financing activities was primarily for payments on capital equipment leases of $440,000 and repurchase of 244,054 shares of our common stock for $369,000.

At June 30, 2005 and December 31, 2004, we had working capital of $4,579,000 and $6,345,000, respectively. Other than our $660,000 capital lease obligations and our potential payment and delivery obligations associated with the Access acquisition (which are unknown as of the date of this report), we do not have any capital commitments. We do not anticipate that our capital expenditures for the remainder of the year ending December 31, 2005 will exceed the amount incurred during the comparable 2004 period.  We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

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

Stock Repurchase Plan

On July 8, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  Pursuant to this authorization, we purchased 500,000 shares for $1,050,959 at a weighted average price of $2.10 per share. Repurchases of shares were as follows:

Period	Shares Purchased	Weighted Avg. Stock Price/Share	Total Cost
2004	255,946	$2.66	$681,434
January	15,412	2.09	32,137
February	29,115	2.23	65,053
March	35,450	1.91	67,722
April	32,600	1.77	57,724
May	131,477	1.12	146,889

As of June 30, 2005	500,000	$2.10	$1,050,959

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

•                  Contain projections of our future operating results or of our future financial condition; or

•                  State other “forward-looking” information.

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict.  Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2004 and our Schedule 14A Proxy Statement for our 2005 annual shareholders meeting, and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof.  We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

We do not have any investments in market risk sensitive instruments.

Item 4.           Controls and Procedures

Our Acting Chief Executive Officer and Chief Financial Officer are responsible primarily for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, our Acting Chief Executive Officer and Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. These policies and procedures

•                                          pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•                                          provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

•                                          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

In connection with our year-end close process and the preparation of our Annual Report on Form 10-K as of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer concluded that our controls suffered a material weakness, in that losses were probable in the collection of outstanding accounts and notes receivable, but those losses had not been adequately quantified or provided for in the allowance for doubtful accounts.  During the second quarter of 2005, we implemented improved procedures and controls to remediate the material weakness.  Additionally, during the second quarter of 2005, we implemented improvements to internal controls in the areas of (i) information technology (especially disaster recovery and control over the program change process), (ii) information technology application controls over claims transaction processing and (iii) detailed reporting of member statistics.  Our management reported to our auditors and the audit committee of our Board of Directors that, other than the changes just described, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the second quarter of 2005 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Acting Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation, other than the enhanced procedures that are related to accounts receivables as described above.

Changes to Internal Control over Financial Reporting

During the first quarter of 2005, management recognized the need to improve its internal controls over financial reporting in as much as losses were probable in the collection of outstanding accounts and notes receivable, but those losses had not been adequately quantified or provided for in the allowance for doubtful accounts.  During and before the end of the second quarter of 2005, we implemented improved procedures and controls to remediate the weakness, including evaluation of the adequacy of the allowance for doubtful accounts by our Chief Executive Officer, Chief Financial Officer and Audit Committee of our Board of Directors.

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

Kirk, et al v. Precis, Inc. and David May

On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. David May was our Secretary and Vice President and General Counsel through January 5, 2004.

The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May of 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

On July 13, 2005, the court entered a judgment in favor of Precis, ordering that the plaintiffs take nothing by way of their lawsuit.  The order set aside a previous jury verdict in favor of the plaintiffs.  We expect that the plaintiffs will appeal the judgment.  While we can not offer any assurance as to the outcome of the appeal, we do not believe that there exists any basis on which the judgment will be overturned.

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

We have fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, we have settled the causes of action related to Civil Code §§ 1812.119 and 1812.123.  The claim related to Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.  The court ruled on June 28, 2005, that the plaintiffs did not have standing to bring these remaining claims.  The plaintiffs have the opportunity to correct procedural defects and a final hearing is expected in October 2005.  A negative result in this case would have a material affect on our financial condition and would limit our ability (and that of other medical discount cards) to do business in California.

We believe that we have complied with all applicable statues and regulations in the state of California.  Although we believe the Plaintiffs’ claims are without merit, this remaining matter in the case remains pending, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices – Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  We believe that the allegations are without merit and intend on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit remains in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

Equal Access Health, Inc. v. The Capella Group, Inc.

On February 18, 2005, Equal Access Health, Inc. (“EAH”) filed a lawsuit against our subsidiary, The Capella Group, Inc. (“Capella”).  We had an agreement with EAH since 2002, whereby EAH would resell our services under its own name, under our typical private label arrangements.  The lawsuit alleged that we breached our agreement with EAH, fraudulently induced EAH into not terminating its agreement with us when it had the opportunity to do so, and improperly withheld $25,000 from EAH.  We filed counterclaims against EAH for its breaching of our contract and for damages we incurred as a result of EAH’s improper marketing activities.

We entered into a settlement agreement with EAH on June 29, 2005.  The settlement agreement does not provide for any cash to be paid by either party.  It does provide for a formal termination of the contract between the parties, with Capella agreeing to provide services for the run-off period of the existing EAH members.  Capella also agreed to relieve EAH of an obligation to pay for certain months of services in the run-off in exchange for a promissory note for the amounts that would have been paid.

Item 2.                       Unregistered Sales of Equity Securities and Use of Proceeds

(a)                         None.

(b)                        None.

(c)                         Repurchases of the Company’s Treasury Stock during the First and Second Quarters of 2005

On July 8, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  As of the filing of this report we have purchased 500,000 shares under this authorization for a total consideration of $1,050,959 at a weighted average price of $2.10 per share. Repurchases of shares were as follows:

Period	Shares Purchased	Weighted Avg. Stock Price/Share	Cumulative Number of Shares Purchased	Number of Shares That May Yet Be Purchased under the Plan
2004	255,946	$2.66	255,946	244,054
January	15,412	$2.09	271,358	228,642
February	29,115	$2.23	300,473	199,527
March	35,450	$1.91	335,923	164,077
April	32,600	$1.77	368,523	131,477
May	131,477	$1.12	500,000	—

(d) None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.                       Exhibits

(a) Exhibits:

Exhibit No.	Description

3.1	Registrant’s Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of Registrant’s Form 8-K/A filed with the Commission on June 25, 2001.

3.2	Registrant’s Bylaws as amended and restated on April 30, 2003 incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-Q filed with the Commission on May 14, 2003.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 1.1 of Amendment to Registration Statement on Form 8-A, as filed with the Commission on July 31, 2001.

4.2	Precis SmartCard, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on May 16, 2001.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Nicholas J. Zaffiris as Chairman of the Board & Acting Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Robert L. Bintliff as Chief Financial Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Nicholas J. Zaffiris as Chairman of the Board and Acting Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Robert L. Bintliff as Chief Financial Officer.

SIGNATURES:

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC.
(Registrant)

Date: August 15, 2005	/s/NICHOLAS J. ZAFFIRIS
Chairman of the Board and Acting
Chief Executive Officer

Date: August 15, 2005	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Chief Financial Officer

PRECIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30, 2005	December 31, 2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash in trust	$5,581	$4,922
Cash and cash equivalents	7,778	8,283
Accounts receivable, net	354	312
Income tax receivable	690	980
Inventory	165	174
Prepaid expenses	544	547

Total current assets	15,112	15,218

Fixed assets, net	1,443	1,989
Goodwill, net	13,652	21,381
Other intangible assets, net	1,330	1,400
Deferred tax asset	1,577	1,801
Other assets	227	186

Total assets	$33,341	$41,975

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$494	$470
Accrued commissions	568	731
Accrued consideration on business combination	1,051	—
Other accrued liabilities	2,032	1,573
Franchise taxes payable	401	509
Members’ liabilities	5,581	4,922
Deferred fees	87	154
Current portion of capital leases	319	514

Total current liabilities	10,533	8,873

Capital lease obligations, net of current portion	341	78
Deferred income taxes	784	655

Total liabilities	11,658	9,606

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 12,656,239 and 12,335,766 issued, and 12,156,239 and 12,079,820 outstanding, respectively	127	123
Additional paid-in capital	27,777	27,221
Accumulated (deficit) earnings	(5,170)	5,707
Less: treasury stock (500,000 shares and 255,946 shares, respectively)	(1,051)	(682)
Total stockholders’ equity	21,683	32,369

Total liabilities and stockholders’ equity	$33,341	$41,975

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except Earnings per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$8,037	$9,403	$16,737	$19,349

Operating expenses:
Cost of operations	3,118	3,287	6,227	6,588
Sales and marketing	1,819	2,813	4,019	6,011
General and administrative	4,069	2,701	7,554	5,031
Goodwill impairment	9,900	—	9,900	—

Total operating expenses	18,906	8,801	27,700	17,630

Operating (loss) income	(10,869)	602	(10,963)	1,719

Other expenses:
Interest (income) and expense, net	(26)	22	(39)	50

(Loss) earnings before taxes	(10,843)	580	(10,924)	1,669
(Benefit) provision for income taxes	(17)	292	(47)	775

Net (loss) earnings applicable to common shareholders	$(10,826)	$288	$(10,877)	$894

(Loss) earnings applicable to common shareholders per share:
Basic	$(0.89)	$0.02	$(0.90)	$0.08

Diluted	$(0.89)	$0.02	$(0.90)	$0.07

Weighted average number of common shares outstanding:
Basic	12,115,651	11,873,397	12,081,438	11,868,431

Diluted	12,115,651	11,921,579	12,081,438	11,948,994

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	COMMON STOCK		Additional	Treasury	Accumulated Earnings
	Shares	Amount	Paid-in Capital	Stock	(Deficit)	Total
Balance, December 31, 2004 (audited)	12,335,766	$123	$27,221	$(682)	$5,707	$32,369

Repurchase of 244,054 common shares	—	—	—	(369)	—	(369)
Net loss applicable to common shareholders	—	—	—	—	(10,877)	(10,877)
Issuance of stock in business combination	320,473	4	556	—	—	560

Balance, June 30, 2005 (unaudited)	12,656,239	$127	$27,777	$(1,051)	$(5,170)	$21,683

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2005	2004
Operating activities:
Net (loss) earnings	$(10,877)	$894
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	1,166	1,094
Loss on disposal of fixed assets	50	—
Amortization of intangibles	73	—
Provision for losses on accounts receivable	183	(118)
Goodwill impairment	9,900
Changes in assets and liabilities:
Accounts receivable	(225)	211
Income taxes receivable	290	(13)
Inventory	9	15
Prepaid expenses	3	71
Deferred tax asset	353	—
Other assets	(41)	(28)
Accounts payable	24	(134)
Accrued liabilities	296	(109)
Deferred fees	(67)	(162)
Income taxes payable	(108)	296

Net cash provided by operating activities	1,029	2,017

Investing activities:
Purchase of fixed assets	(165)	(360)
Cash used in business combination, net of cash acquired	(560)	(1,902)

Net cash used in investing activities	(725)	(2,262)

Financing activities:
Exercise of stock options	—	4
Payments on capital leases	(440)	(712)
Purchase of treasury stock	(369)	—

Net cash used in financing activities	(809)	(708)

Net decrease in cash and cash equivalents	(505)	(953)

Cash and cash equivalents at beginning of period	8,283	11,088

Cash and cash equivalents at end of period	$7,778	$10,135

Supplemental disclosure:
Interest paid	$35	$56

Non-cash investing and financing activities:
Acquisition of fixed assets through issuance of capital leases, net of retirements	$521	$7
Accrued cash consideration and stock issuance on business combination	$1,051	$—
Cash-in-trust collected, net of claims paid	$660	$1,640

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2004 Form 10-K filed with the Securities and Exchange Commission.

Note 2 – Common Stock Options

As of June 30, 2005, the Company had three stock-based compensation plans.  The Company applies APB 25 and related interpretations in accounting for its plans.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three months ended June 30, 2005 and 2004 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three and six months ended June 30, 2005 and 2004.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in Thousands)	2005	2004	2005	2004
Net (loss) earnings applicable to shareholders	$(10,826)	$288	$(10,877)	$894
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(51)	(210)	(101)	(243)

Pro forma net (loss) earnings	$(10,877)	$78	$(10,978)	$651

(Loss) Earnings per share:
Basic – as reported	$(0.89)	$0.02	$(0.90)	$0.08

Basic – pro forma	$(0.90)	$0.01	$(0.91)	$0.05

Diluted – as reported	$(0.89)	$0.02	$(0.90)	$0.07

Diluted – pro forma	$(0.90)	$0.01	$(0.91)	$0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: weighted average risk free interest rate of 3.63% (June 30, 2004 – 4.49%); no dividend yield; volatility of 73% (June 30, 2004 – 86%); and expected life less than five years.  The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

Note 3 – Earnings Per Share

The Company’s earnings per share data was computed as follows:

	For the Three Months Ended June 30,
(Dollars in Thousands)	2005	2004

Basic (loss) earnings applicable to common shareholders per share
Net (loss) earnings	$(10,826)	$288
Weighted average number of common shares outstanding during the period.	12,115,651	11,873,397
Basic (loss) earnings per share	$(0.89)	$0.02

Diluted (loss) earnings per share
Net (loss) earnings	$(10,826)	$288
Weighted average number of common shares outstanding during the period	12,115,651	11,873,397
Stock options(1)	—	48,182
Weighted average number of shares outstanding during the period—assumed conversion (1)	12,115,651	11,921,579
Diluted (loss) earnings per share (1)	$(0.89)	$0.02

	For the Six Months Ended June 30,
(Dollars in Thousands)	2005	2004
Basic (loss) earnings applicable to common shareholders per share
Net (loss) earnings	$(10,877)	$894
Weighted average number of common shares outstanding during the period.	12,081,438	11,868,431
Basic (loss) earnings per share	$(0.90)	$0.08

Diluted (loss) earnings per share
Net (loss) earnings	$(10,877)	$894
Weighted average number of common shares outstanding during the period	12,081,438	11,868,431
Stock options(1)	—	80,563
Weighted average number of shares outstanding during the period-assumed conversion (1)	12,081,438	11,948,994
Diluted (loss) earnings per share (1)	$(0.90)	$0.07

(1)                                 For the three and six months ended June 30, 2005, 7,688 and 28,706, respectively, in-the-money shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive due to a net loss for that period.  The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended June 30, 2005 and 2004 was 1,439,764 and 1,101,198, respectively.  The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the six months ended June 30, 2005 and 2004 was 1,399,764 and 1,101,198, respectively.

Note 4 – Goodwill

Recorded goodwill must be reviewed and analyzed to determine its fair value and possible impairment.  This review and analysis is conducted at least annually, and may be conducted more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The aggregate fair market value of the reporting unit’s assets, including recorded goodwill, in excess of the fair value of the reporting unit’s liabilities, may not exceed the fair value of the reporting unit’s equity. The fair value of the reporting unit’s equity shall be based upon valuation techniques that estimate the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. The downward trending of our common stock price has a material effect on the fair value of our goodwill in future accounting periods.

During the three months ended June 30, 2005, the Company announced several adverse events related to pending litigation and regulatory activity. During those three months, the price of the Company’s common stock declined from an average of $1.74 per share for the last five days of the first quarter to an average of $.90 per share for the last five days of the second quarter. Additionally, that reporting unit had continued to experience a decline in members and revenues, to a lower level than management had previously predicted.  Accordingly, as of June 30, 2005, we completed an impairment test of the goodwill related to The Capella Group, Inc., as that reporting unit had been the subject of much of that litigation and regulatory activity. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. An independent valuation consultant was engaged by the Company to estimate fair values for that reporting unit using discounted cash flow projections and other valuation methodologies in evaluating and measuring a potential impairment charge. Based upon management’s cash flow projections and the consultant’s independent valuation, the Company recorded an impairment loss related to The Capella Group, Inc. of $9,900,000. To the extent that, in the future, our estimates change or our stock price decreases, further goodwill write-downs may occur.

Note 5 – Contingencies

Kirk, et al v. Precis, Inc. and David May

On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. David May was our Secretary and Vice President and General Counsel through January 5, 2004.

The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May of 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

On July 13, 2005, the court entered a judgment in favor of Precis, ordering that the plaintiffs take nothing by way of their lawsuit.  The order set aside a previous jury verdict in favor of the plaintiffs.  We expect that the plaintiffs will appeal the judgment.  While we can not offer any assurance as to the outcome of the appeal, we do not believe that there exists any basis on which the judgment will be overturned.

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

We have fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, we have settled the causes of action related to Civil Code §§ 1812.119 and 1812.123.  The claim related to Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.  The court ruled on June 28, 2005, that the plaintiffs did not have standing to bring these remaining claims.  The plaintiffs have the opportunity to correct procedural defects and a final hearing is expected in October 2005.  A negative result in this case would have a material affect on our financial condition and would limit our ability (and that of other medical discount cards) to do business in California.

We believe that we have complied with all applicable statues and regulations in the state of California.  Although we believe the Plaintiffs’ claims are without merit, this remaining matter in the case remains pending, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices – Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  We believe that the allegations are without merit and intend on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit remains in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

Equal Access Health, Inc. v. The Capella Group, Inc.

On February 18, 2005, Equal Access Health, Inc. (“EAH”) filed a lawsuit against our subsidiary, The Capella Group, Inc. (“Capella”).  We had an agreement with EAH since 2002, whereby EAH would resell our services under its own name, under our typical private label arrangements.  The lawsuit alleged that we breached our agreement with EAH, fraudulently induced EAH into not terminating its agreement with us when it had the opportunity to do so, and improperly withheld $25,000 from EAH.  We filed counterclaims against EAH for its breaching of our contract and for damages we incurred as a result of EAH’s improper marketing activities.

We entered into a settlement agreement with EAH on June 29, 2005.  The settlement agreement does not provide for any cash to be paid by either party.  It does provide for a formal termination of the contract between the parties, with Capella agreeing to provide services for the run-off period of the existing EAH members.  Capella also agreed to relieve EAH of an obligation to pay for certain months of services in the run-off in exchange for a promissory note for the amounts that would have been paid.

Other

In January 1999, the former parent of Foresight, Inc., Universal Marketing Services, Inc. purchased the outstanding common stock of Foresight, Inc. for $4,540,000. Universal Marketing Services agreed to indemnify the former owners of the common stock of Foresight, Inc. for the increase in federal income taxes and any applicable penalties to the extent that $4,540,000 of the purchase price does not qualify for long-term capital gain treatment. These former shareholders reported $4,540,000 of the purchase price as long-term capital gain. In connection with the Company’s merger- acquisition of Foresight, Inc., the Company assumed the indemnification obligation of Universal Marketing Services. Upon examination, the Internal Revenue Service may take the position that a portion of the $4,540,000 should be classified as ordinary income taxable at the maximum federal income tax rate of 39.6% rather than the long-term capital gain 20% rate. In the event the Internal Revenue Service successfully asserts that long-term capital gain classification was improper, the Company will be required to indemnify the former shareholders.

The Company has an unused letter of credit in the amount of $1,500,000 obtained on commercial terms. The letter of credit is due to expire on June 6, 2006.

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”), a third party administrator, from National Center for the Employment of the Disabled for a purchase price of $3,666,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash and acquisition cost of investment banking, valuation and legal and accounting fees of $266,000.  In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not considered a measure under accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500.  The amount of contingency payments and common stock deliveries based upon EBDITA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006.  During the first six months of 2005, Access’ performance to date resulted in an obligation to convey quarterly cash payments of $560,000 (paid in April 2005) and $525,000 (paid in July 2005) related to the first and second quarters, respectively, plus the issuance of 320,473 common shares (issued in April 2005) and 575,134 common shares (issued in August 2005), valued at $560,000 and $525,000, respectively. The number of shares issued was based upon the average trading price for the last ten days of each quarter. These obligations as of June 30, 2005 are reported as a current liability in the accompanying balance sheet.  The cumulative purchase price, including contingent payments made or earned through June 30, 2005, is $5,837,000.  The Company expects that Access will further achieve those EBITDA levels and that, as a result, additional contingent payouts will be made. However, the amount of payouts through December 31, 2006 cannot be estimated at this time. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value of shares issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

Note 6—Segmented Information

The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has four reportable segments: healthcare savings cards, self-funded employer healthcare administration, non-healthcare membership programs and financial services. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies.  Our healthcare savings card segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy.  Our self-funded employer healthcare administration segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self-fund their healthcare benefits requirements.  Our non-healthcare membership division offers non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Substantially all of our non-healthcare related membership service programs are offered and sold at retail by clients engaged in the rental-purchase industry.  Our financial services segment provides high deductible and scheduled benefit insurance policies, life insurance and annuities and health savings accounts, healthcare reimbursement arrangements and medical and dependent care flexible spending accounts.

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

The following table (in 000’s) summarizes segment information:

Three Months Ended June 30, 2005	Healthcare Savings	Employer Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$5,608	$2,059	$264	$106	$—	$8,037
Income (Loss) before Taxes	(40)	402	1	(150)	(11,056)	(10,843)
Interest Expense (Income)	—	—	—	—	(26)	(26)
Depreciation and Amortization	473	81	2	5	—	561
Taxes (1)	—	—	—	—	(17)	(17)
Assets Acquired, net of disposals	54	—	—	2	—	56
Intangible Assets (1)	—	—	—	—	14,982	14,982
Assets Held	9,324	2,175	298	51	21,493	33,341

Three Months Ended June 30, 2004	Healthcare Savings	Employer Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$8,856	$209	$207	$131	$—	$9,403
Income (Loss) before Taxes	1,399	33	(280)	(252)	(320)	580
Interest Expense (Income)	—	—	—	—	22	22
Depreciation and Amortization	543	—	3	4	—	550
Taxes (1)	—	—	—	—	292	292
Assets Acquired, net of disposals	332	206	—	16	—	554
Intangible Assets (1)	—	—	—	—	22,873	22,873
Assets Held	10,213	2,565	1,196	80	28,898	42,952

Six Months Ended June 30, 2005	Healthcare Savings	Employer Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$11,964	$4,069	$471	$233	$—	$16,737
Income (Loss) before Taxes	205	869	(258)	(448)	(11,292)	(10,924)
Interest Expense (Income)	—	—	—	—	(39)	(39)
Depreciation and Amortization	1,092	134	3	10	—	1,239
Taxes (1)	—	—	—	—	(47)	(47)
Assets Acquired, net of disposals	574	9	—	2	—	585
Intangible Assets (1)	—	—	—	—	14,982	14,982
Assets Held	9,324	2,175	298	51	21,493	33,341

Six Months Ended June 30, 2004	Healthcare Savings	Employer Healthcare	Membership Programs	Financial Services	Corporate	Total
Revenue	$18,438	$209	$476	$226	$—	$19,349
Income (Loss) before Taxes	3,212	33	(473)	(461)	(642)	1,669
Interest Expense (Income)	—	—	—	—	50	50
Depreciation and Amortization	1,081	—	6	7	—	1,094
Taxes (1)	—	—	—	—	775	775
Assets Acquired, net of disposals	521	206	12	35	—	774
Intangible Assets (1)	—	—	—	—	22,873	22,873
Assets Held	10,213	2,565	1,196	80	28,898	42,952

(1)          – Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.