Form 10-Q
period 2005-09-30
PRECIS INC
filed 2005-11-14
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or
15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.         Yes  ☒  No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of issuer’s classes of common equity, as of the latest practicable date:  As of November 14, 2005, 13,184,269 shares of the issuer’s common stock, $0.01 par value, were outstanding.

PRECIS, INC.

FORM 10-Q
For the Quarter Ended September 30, 2005

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

Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 20.

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

Consumer Healthcare Savings

We offer savings on healthcare services throughout the United States to persons who are uninsured, under-insured, or have elected to purchase only high deductible or limited benefit medical insurance policies. These savings are achieved by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies.   We sell these programs primarily through a network marketing strategy under the retail name Care Entrée™. Our programs are also marketed by our wholesale clients under our “For Your Good Health” label or the privately labeled brandname of our client.  Our private label clients usually sell memberships in these programs through a combination of marketing methods supported by a customer service call center that allows prospective members to call for more information (in-bound direct marketing). We design these programs to benefit healthcare providers as well as the members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée™ program members. However, the healthcare providers are paid much more promptly without the involvement of the typical claims review processes of an insurance company. We provide transaction facilitation services to both the program member and the healthcare provider.

 Included in this segment and commencing in the third quarter of 2005, we began offering neutraceuticals, consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand.  These are marketed together with wellness services such as access to telephonic physician services and discounted lab testing.  These are sold through a network marketing strategy.  Sales commenced in late September 2005 and were not material to the results of operations for that quarter.

Employer and Group Healthcare Services

 We also offer full-third party administration services through our wholly-owned subsidiary, Access HealthSource, Inc. (“Access”).  On June 18, 2004, we acquired Access for a purchase price of $3,666,000, consisting of a $2,000,000 payment and delivery of 448,486 shares of our common stock having an agreed value of $1,400,000 at closing and payment of $266,000 in acquisition cost including investment banking, valuation and legal and accounting fees.  Additional payment and stock delivery obligations under that purchase agreement are based on operating performance of Access subsequent to its acquisition.  With respect to the three month periods ended March 31, June 30, and September 30, 2005, we incurred the obligations to pay $560,000, $525,000, and $625,000 respectively, and deliver 320,473 common stock shares (valued at $560,000) and 575,134 common stock shares (valued at $525,000) and 452,896 common shares (valued at $625,000), respectively.  These payments and deliveries were made within the 30 days following the end of those quarters to which they relate.  Through Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. Access helps us offer a more complete suite of healthcare service products.  Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

Access’ services are sold through health insurance and employee benefit brokers and agents.  From a sales distribution standpoint, we also may have the opportunity to grow Access’ regional business through our independent marketing representatives, some of whom sell both to individuals and employer groups throughout the United States.  Access’ primary area of expertise is in the public-sector market. Moreover, we have realized certain intangible benefits from the acquisition.  For instance, we have broadened the management responsibilities of several members of Access’ management team to company-wide roles.  Our new President and Chief Operating Officer, Frank Apodaca, is the President and Chief Executive Officer of Access, and he has implemented, on a company-wide basis, operational procedures that have proven successful at Access.  Additionally, Access’ David Wysong was recently named Vice-President of Business Development on a company-wide basis.

Membership Programs

Through Foresight, Inc., we also design non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs are also offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as an insert. Program members are offered and provided with our and third-party vendors’ products and services. The products and services are bundled, priced and marketed to target the profiled needs of the clients’ particular customer base. Among the products and services offered are (i) consumer product extended warranties, (ii) tire and wheel guarantee, (iii) insurance products included as association benefits, (iv) emergency travel and living expense reimbursement, (v) access to air ambulance evacuation services, (vi) identity theft protection, (vii) savings on veterinary care, (viii) retail and entertainment discounts, (ix) grocery coupons,  (x) a retail savings coupon book, (xi) emergency roadside assistance, and (xii) auto deductible expense reimbursement. Substantially all of our non-healthcare related membership service programs are offered and sold at retail by clients engaged in the rental-purchase industry.

Financial Services

Through our subsidiary, Care Financial of Texas, L.L.C. (“Care Financial”), we offer high deductible and scheduled benefit insurance policies, life insurance and annuities.  The high deductible and scheduled benefit insurance policies offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies.  Commission revenue related to these policies amounted to $263,000 for the nine months ended September 30, 2005.  The insurance policies are sold through our independent marketing representatives who are licensed insurance agents and other licensed agents who are not Care Entree independent marketing representatives.  Additionally, we offer health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Care125, a division of our Foresight, Inc. subsidiary (“Foresight”).  Our Care125 services allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses.  Our Care125 programs and our medical savings programs can be sold together by agents and brokers with whom we have contracted to offer a more complete benefit package to employers.

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

Access Third Party Administration

Access’ principal sources of service revenues include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees.  These fees are based on monthly or per member per month fee schedules under specified contractual agreements.  Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.

Commission Expense

Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in our Care Entrée™ program. Commissions are only paid in the following month when we have received the related monthly membership fees. We do not pay advanced commissions on membership sales.  Commissions are based on established commission schedules and are determined and accrued based upon the recognition of the related healthcare membership revenue, as described above.

Acquisitions

As discussed above, in 2004, we acquired Access for $3,666,000 that includes $2,304,000 of goodwill, $1,400,000 of contracts acquired, $274,000 of working capital and $206,000 of fixed assets, offset by $518,000 of deferred tax liability.   Furthermore, we agreed to make additional purchase price payments and stock deliveries if Access were to achieve and exceed certain operating performance levels.  Additional consideration of $1,120,000 was paid in April based on Access’ first quarter 2005 performance, $1,051,000 was paid in July based on Access’ second quarter 2005 performance, and $1,250,000 was accrued at September 30, 2005, based upon Access’ third quarter 2005 performance.  The increased purchase price was recorded as a $3,421,000 addition to goodwill, increasing goodwill attributable to the Access acquisition to $5,725,000 at September 30, 2005 from $2,304,000 at December 31, 2004.  The allocation of $5,725,000 to goodwill (including amounts recorded at the initial closing) was considered appropriate, as Access strategically complements the Company’s healthcare service offering.

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

Intangible Asset Valuation

Our intangible assets as of September 30, 2005, consist primarily of goodwill of $14,902,000.  Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. Additionally, intangible assets include $1,295,000 of contracts, net of amortization, acquired as part of our acquisition of Access. During the year ended December 31, 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition of Foresight, Inc. in 2000.  During the three months ended June 30, 2005, our intangible assets were further reduced by $9,900,000 to reflect impairment of goodwill related to our acquisition of The Capella Group, Inc. and its Care Entrée™ program in 2001.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  During the three months ended September 30, 2005, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and increased the allowance by $31,000 to $281,000 against the carrying amount of the deferred tax assets because in our opinion it is more probable than not that some of those assets will not be realized.

Reclassifications

                Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Results of Operations

Consumer Healthcare Savings

The operating results for our Consumer Healthcare Savings segment were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$4,931	$7,902	$16,746	$26,138

Operating expenses:
Cost of operations	2,026	3,164	6,508	9,581
Sales and marketing	1,480	2,566	5,254	8,482
General and administrative	1,247	1,676	4,987	4,930

Total operating expenses	4,753	7,406	16,749	22,993

Operating income (loss)	$178	$496	$(3)	$3,145

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Service Revenues.  Our Consumer Healthcare Savings programs having been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment.  While this feature has shown success in improving acceptance by providers, it has made our programs more complex and difficult to sell. As of September 30, 2005, the percentage of our individual members who have escrowed funds with us was approximately 43.6% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.   In some of the states in which we have a significant number of members, especially Florida, Texas and California, our healthcare savings products are under scrutiny and criticism by state regulators and officials. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. The table below reflects the decline in our Consumer Healthcare Savings program membership over the preceding 18 months:

Care Entrée Membership

(Count at End of Quarter)

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,
	2004	2004	2004	2004	2005	2005	2005
Member Count	79,087	74,617	63,840	56,955	51,895	46,514	41,958
Percent Change	-2.70%	-5.65%	-14.44%	-10.78%	-8.88%	-10.37%	-9.79%

As a result, revenues from our Consumer Healthcare Savings program during the 2005 third quarter declined by $2,971,000 or 37.6% to $4,931,000, from $7,902,000 in the 2004 third quarter. During the nine months ended September 30, 2005, revenues from our Consumer Healthcare Savings program were $16,746,000, a decrease of $9,392,000 or 35.9%, from $26,138,000 during the comparable 2004 period.  The reduction in revenues was primarily due to continuing membership declines, as described above.

Although the implementation of escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004 and the first nine months of 2005, the escrow requirements were necessary to provide some assurance of payment to the healthcare providers and, accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market, as many healthcare providers throughout the United States will no longer accept a “health discount” card. We are currently exploring additional alternatives that may address the healthcare providers’ concerns related to assurance of payment and that may be better received by potential members as well as our current members. The likelihood of success of new healthcare product offerings is difficult to predict. Therefore, the long-term impact, whether favorable or unfavorable, of the introduction of a new or restructured healthcare savings product on revenues and net earnings may remain unknown for a substantial period following their introduction.

The growth of our members’ escrow or cash-in-trust to $5,481,000 as of September 30, 2005 from $4,922,000 as of December 31, 2004 and from $4,837,000 as of September 30, 2004, provides some indication that, while overall memberships have continued to decline, those members who do participate in the escrow-based form of our healthcare savings program continue to increase their escrow deposits with us.

In the third quarter of 2005, we have continued the measures and initiatives commenced earlier in the year to improve our operating efficiencies and performance, especially through cost reductions.  These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned, (ii) the termination of certain equipment capital leases, (iii) personnel reductions and other cost reduction actions, (iv) the exploration of additional products to compliment our core healthcare savings product, and (v) the providing additional compensatory incentives to our independent marketing representatives. These measures have successfully reduced the cost structure associated with our Care Entrée™ and private label membership programs.  We believe the annualized estimated cost savings will be significant.

Cost of Operations.  Cost of operations for the three months ended September 30, 2005 decreased $1,138,000 or 36.0%, to $2,026,000 from $3,164,000 during the 2004 comparable period.   Cost of operations was 41.1% of revenues during the three months ended September 30, 2005 and 40.0% during the comparable 2004 period.  The decrease in cost of operations was primarily due to decreases in fixed costs described above, as well as decreased variable costs of $741,000 related to decreased revenue in our Consumer Healthcare Savings segment.  Cost of operations for the nine months ended September 30, 2005 decreased $3,073,000 or 32.1%, to $6,508,000 from $9,581,000 during the 2004 comparable period.   Cost of operations was approximately 38.9% of revenues during the nine months ended September 30, 2005, while during the comparable 2004 period cost of operations was 36.7% of revenues.  The decrease in cost of operations was primarily due to decreases in fixed costs described above, as well as decreased variable costs of$2,263,000 related to decreased revenue in our Consumer Healthcare Savings segment.

Sales and Marketing Expenses.  Sales and marketing expenses decreased $1,086,000 or 42.3%, to $1,480,000 during the three months ended September 30, 2005 from $2,566,000 during the comparable 2004 period.  Sales and marketing expenses represented 30.0% and 32.5% of revenues for the three months ended September 30, 2005 and 2004, respectively.  The decrease in sales and marketing expenses was primarily due to decreases in commissions related to the decreased membership revenue of the Care Entrée™ program.  This commission decrease was accentuated by the departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée program is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of revenue.  Sales and marketing expenses decreased $3,228,000 or 38.0%, to $5,254,000 during the nine months ended September 30, 2005 from $8,482,000 during the comparable 2004 period.  Sales and marketing expenses represented 31.4% and 32.4% of revenues for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in sales and marketing expenses was primarily due to decreases in commissions related to the decreased membership revenue of the Care Entree program. This commission decrease was accentuated by departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée product is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of sales.  This decrease is partially offset by $125,000 of personnel severance costs incurred during the first quarter of 2005.

General and Administrative Expenses.  General and administrative expenses decreased $429,000 or 25.6%, to $1,247,000 during the three months ended September 30, 2005 from $1,676,000 during the comparable 2004 period.  General and administrative expenses represented 25.3% and 21.2% of revenues for the three months ended September 30, 2005 and 2004, respectively.  General and administrative expenses for the three months ended September 30, 2005 also included $30,000 of additional legal costs associated with the defense and settlement of litigation and regulatory issues and $31,000 of personnel severance costs.  These increased costs were offset by the cost reduction measures as discussed above, primarily related to reductions in employees and the associated salaries and benefits. General and administrative expenses increased $57,000 or 1.1%, to $4,987,000 during the nine months ended September 30, 2005 from $4,930,000 during the comparable 2004 period.  General and administrative expenses represented 29.8% and 18.9% of revenues for the nine months ended September 30, 2005 and 2004, respectively.   These increased costs were primarily due to $198,000 of additional depreciation expense resulting from an October 1, 2004 adjustment of the estimated useful life of certain in-house developed proprietary software and higher legal costs of $120,000 associated with the defense and settlement of litigation and regulatory issues during the nine months ended September 30, 2005.  These cost increases were partially offset by cost reduction measures as discussed above primarily related to reductions in employees and the associated salaries and benefits.

Total Operating Expenses.  During the three months ended September 30, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $2,653,000 or 35.8%, to $4,753,000 from $7,406,000 during the comparable 2004 period.  Total operating expenses represented approximately 96.4% and 93.7% of revenues for the three months ended September 30, 2005 and 2004, respectively.  The decrease in operating margins was due to the reasons described above (primarily increased legal and personnel severance costs as discussed above).  During the nine months ended September 30, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $6,244,000 or 27.2%, to $16,749,000 from $22,993,000 during the comparable 2004 period.  Total operating expenses represented approximately 100% and 88.0% of revenues for the nine months ended September 30, 2005 and 2004, respectively.  Total operating expenses for the first nine months of 2005 included officer severance compensation expenses of $281,000 for terminated personnel.

Operating Income.  Earnings (before taxes) related to our Consumer Healthcare Savings programs have declined from earnings of $496,000 for the three months ended September 30, 2004 to pre-tax earnings of $178,000 for the three months ended

September 30, 2005.  During the nine months ended September 30, 2005, our operating loss was $3,000, a decrease of $3,148,000 or 100%, from operating income of $3,145,000 during the comparable 2004 period.

Employer and Group Healthcare Services

The operating results for our Employer and Group Healthcare Services segment were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$2,217	$1,838	$6,436	$2,290

Operating expenses:
Cost of operations	771	652	2,190	832
Sales and marketing	—	—	—	—
General and administrative	958	861	2,871	970
Goodwill impairment	—	—	—	—

Total operating expenses	1,729	1,513	5,061	1,802

Operating income	$488	$325	$1,375	$488

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Service Revenues.  The primary element of our Employer and Group Healthcare Services segment is our wholly-owned subsidiary, Access HealthSource, Inc. (“Access”), through which we offer full-third party administration services.  On June 18, 2004, we acquired Access for an initial purchase price of $3,666,000, plus contingent consideration which, to date has totaled $3,421,000 (including accrued consideration of $1,250,000) and may require additional consideration of $2,263,000, if Access continues to exceed its EDITDA goals specified in the acquisition agreement.  Through Access, we now provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. Access helps us offer a more complete suite of healthcare service products.  Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

Employer and Group Healthcare Services’ revenues during the 2005 third quarter increased by $379,000 or 20.6% to $2,217,000, from $1,838,000 in the 2004 third quarter. This increase results primarily from the addition of a new service contract and expansion of services to two existing customers.  During the nine months ended September 30, 2005, revenues from our Employer and Group Healthcare Services program were $6,436,000, an increase of $4,146,000 or 181% from $2,290,000 during the comparable 2004 period.  Results of operations for Access were only included since the date of its acquisition on June 18, 2004.

Cost of Operations.  Cost of operations for the Employer and Group Healthcare Services segment for the three months ended September 30, 2005 increased $119,000 or 18.1%, to $771,000 from $652,000 during the 2004 comparable period.   This increase is primarily a result of the increased revenue discussed above.  Cost of operations was 34.8% of revenues during the three months ended September 30, 2005 and 35.5% during the comparable 2004 period.  Cost of operations for the nine months ended September 30, 2005 increased $1,358,000 or 163%, to $2,190,000 from $832,000 during the 2004 comparable period.   Cost of operations was approximately 34.0% of revenues during the nine months ended September 30, 2005, while during the comparable 2004 period cost of operations was 36.3% of revenues.  Results of operations for Access were only included since the date of its acquisition on June 18, 2004.

Sales and Marketing Expenses.  Sales and marketing expenses for the Employer and Group Healthcare Services segment are negligible, as Access maintains direct relationships with its large self-funded clients in the El Paso market and does not utilize advertising or outside sales forces.

General and Administrative Expenses.  General and administrative expenses for the Employer and Group Healthcare Services segment increased $97,000 or 11.3%, to $958,000 during the three months ended September 30, 2005 from $861,000 during the comparable 2004 period.  General and administrative expenses represented 43.2% and 46.8% of revenues for the three months ended September 30, 2005 and 2004, respectively.  General and administrative expenses for the Employer and Group Healthcare services segment increased $1,901,000 or 196%, to $2,871,000 during the nine months ended September 30, 2005 from $970,000 during the comparable 2004 period.  General and administrative expenses represented 44.6% and 42.4% of revenues for the three months ended September 30, 2005 and 2004, respectively.  General and administrative expenses as a percentage of revenues declined as certain expenses remained relatively fixed, while revenues increased.

Total Operating Expenses.  During the three months ended September 30, 2005, total operating expenses (consisting of cost of operations and general and administrative expenses) for the Employer and Group Healthcare Services segment increased $216,000 or 14.2%, to $1,729,000 from $1,513,000 during the comparable 2004 period.  Total operating expenses represented approximately 78.0% and 82.3% of revenues for the three months ended September 30, 2005 and 2004, respectively.  The increase in operating margins was due to revenues increasing while certain expenses remained relatively fixed. During the nine months ended September 30, 2005, total operating expenses (consisting of cost of operations general and administrative expenses) increased $3,259,000 or 181%, to $5,061,000 from $1,802,000 during the comparable 2004 period.  Results of operations for Access were only included since the date of its acquisition on June 18, 2004. Total operating expenses represented approximately 78.6% and 78.7% of revenues for the nine months ended September 30, 2005 and 2004, respectively.

Operating Income.  Earnings (before taxes) related to our Employer and Group Healthcare Services segment have increased from earnings of $325,000 for the three months ended September 30, 2004 to pre-tax earnings of $488,000 for the three months ended September 30, 2005.  During the nine months ended September 30, 2005, our operating income was $1,375,000, an increase  of $887,000 or 182%, from operating income of $488,000 during the comparable 2004 period.  Results of operations for Access were only included since the date of its acquisition on June 18, 2004.

Membership Programs

The operating results for our Membership Programs segment were as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$317	$239	$788	$675

Operating expenses:
Cost of operations	179	167	473	519
Sales and marketing	70	18	153	91
General and administrative	16	58	67	183
Goodwill impairment	—	—	—	—

Total operating expenses	265	243	693	793

Operating income (loss)	$52	(4)	95	(118)

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Service Revenues.  During the three months ended September 30, 2005, revenues for our Membership Programs segment were $317,000, an increase of $78,000, or 32.7%, from $239,000 during the comparable 2004 period.  This segment has not been a core element of our strategic plans for some time, but efforts have been made to maintain or moderately grow the segment’s revenues, while significantly reducing its costs. During the nine months ended September 30, 2005, revenues were $788,000, an increase of $113,000 or 16.8%, from $675,000 during the comparable 2004 period.  This increase in revenue is primarily related to increased volume from existing dealers and a new dealer that was signed in May 2005.

Cost of Operations.  Cost of operations for our Membership Programs segment for the three months ended September 30, 2005 increased $12,000 or 7.0%, to $179,000 from $167,000 during the 2004 comparable period.   Cost of operations was 56.3% of revenues during the three months ended September 30, 2005 and 69.8% during the comparable 2004 period.   Cost of operations for the nine months ended September 30, 2005 decreased $46,000 or 8.9%, from $519,000 to $473,000 during the 2005 comparable period.   Cost of operations was approximately 60.0% of revenues during the nine months ended September 30, 2005, while during the comparable 2004 period cost of operations was 76.9% of revenues.  The decrease in cost of operations was primarily due to a decrease in extended warranty claims of $35,000.

Sales and Marketing Expenses.  Sales and marketing expenses for our Membership Programs segment increased $52,000 or 296%, to $70,000 during the three months ended September 30, 2005 from $18,000 during the comparable 2004 period.  Sales and marketing expenses represented 22.0% and 7.4% of revenues for the three months ended September 30, 2005 and 2004, respectively.  The increase in sales and marketing expenses was primarily due to an adjustment in 2004 to commissions expense for an over-accrual in previous quarters and increased 2005 commissions related to increased revenue described above.  Sales and marketing expenses increased $62,000 or 68.1%, to $153,000 during the nine months ended September 30, 2005 from $91,000 during the comparable 2004 period.  Sales and marketing expenses represented 19.5% and 13.5% of revenues for the nine months ended September 30, 2005 and 2004, respectively.  The increase in sales and marketing expenses was primarily due to increased revenue described above.

General and Administrative Expenses.  General and administrative expenses for our Membership Programs segment decreased $42,000 or 72.3%, to $16,000 during the three months ended September 30, 2005 from $58,000 during the comparable 2004 period.  General and administrative expenses represented 5.1% and 24.3% of revenues for the three months ended September 30, 2005 and 2004, respectively.  General and administrative expenses for the three months ended September 30, 2005 also included personnel reductions related to management cost reduction initiatives.  General and administrative expenses decreased $116,000 or 63.5%, to $67,000 during the nine months ended September 30, 2005 from $183,000 during the comparable 2004 period.  General and administrative expenses represented 8.5% and 27.1% of revenues for the nine months ended September 30, 2005 and 2004, respectively.   The decrease in general and administrative expenses is primarily due to management cost reduction initiatives.

Total Operating Expenses.  During the three months ended September 30, 2005, total operating expenses for our Membership Programs segment (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) increased $22,000 or 9.0%, to $265,000 from $243,000 during the comparable 2004 period.  Total operating expenses represented approximately 83.4% and 101.6% of revenues for the three months ended September 30, 2005 and 2004, respectively.  The increase in operating expenses is primarily related to commissions related to the new dealer that was signed in May 2005.  During the nine months ended September 30, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, general and administrative expenses) decreased $100,000 or 12.6%, to $693,000 from $793,000 during the comparable 2004 period.  Total operating expenses represented approximately 87.9% and 118% of revenues for the nine months ended September 30, 2005 and 2004, respectively.  The increase in operating margins from the first nine months of 2004 to the first nine months of 2005 was due to decreases in extended warranty claims and personnel reductions offset by increased commissions on increased revenues.

Operating Income (Loss).  Earnings (before taxes) related to our Membership Programs segment have improved from a pre-tax loss of  $4,000 for the three months ended September 30, 2004 to pre-tax earnings of $52,000 for the three months ended September 30, 2005.  During the nine months ended September 30, 2005, our operating earnings were $95,000, an increase of $213,000 or 181%, from an operating loss of $118,000 during the comparable 2004 period.

Financial Services

The operating results for our Financial Services segment were as follows:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$71	$312	$303	$538

Operating expenses:
Cost of operations	23	34	55	92
Sales and marketing	92	254	253	449
General and administrative	45	291	532	724
Goodwill impairment	—	—	—	—

Total operating expenses	160	579	840	1,265

Operating loss	$(89)	$(267)	$(537)	$(727)

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Service Revenues.  During the three months ended September 30, 2005, revenues for our Financial Services segment were $71,000, a decrease of $241,000, or 77.3%, from $312,000 during the comparable 2004 period.  This reduction in revenues was primarily due to the continuing decrease in sales of annuities and life insurance policies by our network marketing representatives.  During the nine months ended September 30, 2005, revenues were $303,000, a decrease of $235,000 or 43.7%, from $538,000 during the comparable 2004 period.  The reduction in revenues was primarily due to continuing declines in sales of annuities and life insurance policies by our network marketing representatives.

Cost of Operations.  Cost of operations for our Financial Services segment for the three months ended September 30, 2005 decreased $11,000 or 31.8%, to $23,000 from $34,000 during the 2004 comparable period.   Cost of operations was 32.8% of revenues during the three months ended September 30, 2005 and 10.9% during the comparable 2004 period.  Cost of operations for the nine months ended September 30, 2005 decreased $37,000 or 39.8%, to $55,000 from $92,000 during the 2004 comparable period.

Sales and Marketing Expenses.  Sales and marketing expenses our Financial Services segment decreased $162,000 or 63.8%, to $92,000 during the three months ended September 30, 2005 from $254,000 during the comparable 2004 period.  Sales and marketing expenses represented 130% and 81.4% of revenues for the three months ended September 30, 2005 and 2004, respectively.  The decrease in sales and marketing expenses was primarily due to decreased commissions related to lower sales as discussed above.

Sales and marketing expenses decreased $196,000 or 43.6%, to $253,000 during the nine months ended September 30, 2005 from $449,000 during the comparable 2004 period.  Sales and marketing expenses represented 83.5% of revenues for the nine months ended September 30, 2005 and 2004.  The decrease in sales and marketing expenses was primarily due to decreased commissions related to lower sales.

General and Administrative Expenses.  General and administrative expenses for our Financial Services segment decreased $246,000 or 84.6%, to $45,000 during the three months ended September 30, 2005 from $291,000 during the comparable 2004 period.  General and administrative expenses represented 63.5% and 93.2% of revenues for the three months ended September 30, 2005 and 2004, respectively.  General and administrative expenses for the three months ended September 30, 2005 declined due to the discontinuation of the consulting arrangement related to the management of the insurance sales force.   General and administrative expenses decreased $192,000 or 26.5%, to $532,000 during the nine months ended September 30, 2005 from $724,000 during the comparable 2004 period.  General and administrative expenses represented 176% and 135% of revenues for the nine months ended September 30, 2005 and 2004, respectively.

Total Operating Expenses.  During the three months ended September 30, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) for our Financial Services segment decreased $419,000 or 72.3%, to $160,000 from $579,000 during the comparable 2004 period.  Total operating expenses represented approximately 226% and 186% of revenues for the three months ended September 30, 2005 and 2004, respectively.  The decrease in operating expenses was due to the reasons described above (primarily the decline in business and the termination of the consulting arrangement discussed above). During the nine months ended September 30, 2005, total operating expenses (consisting of cost of operations, sales and marketing expenses, and general and administrative expenses) decreased $425,000 or 33.5%, to $840,000 from $1,265,000 during the comparable 2004 period.  Total operating expenses represented approximately 277% and 235% of revenues for the nine months ended September 30, 2005 and 2004, respectively.

Operating Loss.  Pre-tax losses related to our Financial Services segment have improved from a loss of  $267,000 for the three months ended September 30, 2004 to a pre-tax loss of $89,000 for the three months ended September 30, 2005.  During the nine months ended September 30, 2005, our pre-tax loss was $537,000, an improvement of $190,000 or 26.0%, from a pre-tax loss of $727,000 during the comparable 2004 period.

Corporate

General and Administrative Expenses.  General and administrative expenses increased $199,000 or 77.0%, to $458,000 during the three months ended September 30, 2005 from $259,000 during the comparable 2004 period.   General and administrative expenses increased $1,045,000 or 134%, to $1,822,000 (excluding impairment of goodwill of $9,900,000 discussed below) during the nine months ended September 30, 2005 from $777,000 during the comparable 2004 period.   General and administrative expenses for the nine months ended September 30, 2005 included a $775,000 charge resulting from severance compensation payable to some of our former officers. The increased expenses also related to costs associated with auditing fees of $139,000 and investor relations expenses of $39,000.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Impairment of Goodwill.  As discussed above in the Critical Accounting Policies section in the paragraph titled Intangible Asset Valuation, during the three months ended June 30, 2005 we recorded an impairment loss related to The Capella Group, Inc. and its Care Entrée™ program of $9,900,000.  This impairment charge was not allocated to the Consumer Healthcare Savings segment.

Recent Management Initiatives

During the fourth quarter of 2004 and the first quarter of 2005, we undertook certain initiatives to reverse our declining revenues and achieve a decrease in operating expenses. These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned above, (ii) the termination of certain equipment capital leases, (iii) personnel reductions and other cost reduction actions, (iv) the exploration of additional products to compliment our core healthcare savings product, and (v) the providing additional compensatory incentives to our independent marketing representatives.  The results of operations for the three months ended September 30, 2005 reflect some significant results from those efforts, as previously discussed.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At September 30, 2005 and

December 31, 2004, we had deferred tax benefits of $1,467,000 (after allowance) and $1,801,000, respectively, resulting in large part from net operating loss carryforwards that, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of September 30, 2005 and December 31, 2004 was $850,000 and $1,146,000, respectively.  A valuation allowance of $250,000 was established as of June 30, 2005 and increased by $31,000 to $281,000 as of September 30, 2005 to reduce the deferred tax asset to an amount that, in our opinion, is more likely than not realizable.  If we continue to incur net operating losses, an additional valuation allowance may need to be established.  Valuation allowance adjustments have a direct impact on net income (loss) in the amount of the allowance.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the nine months ended September 30, 2005 and September 30, 2004 was $390,000 and $2,787,000, respectively, a decrease of $2,397,000.   The decrease in net cash provided by operating activities for the nine months ended September 30, 2005 was due primarily to the net loss during the period partially offset by receipt of an income tax refund of $733,000 and recovery of IRS penalties of $107,000.

Investing Activities.  Net cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $1,294,000 and $2,603,000, respectively, and related primarily to our acquisition of Access (including contingent consideration paid and delivered during 2005, as described previously).

Financing Activities.  Net cash used in financing activities for the nine months ended September 30, 2005 was $909,000 as compared to $1,436,000 for the nine months ended September 30, 2004.  During the nine months ended September 30, 2005, net cash used in financing activities was primarily for payments on capital equipment leases of $540,000 and repurchase of 244,054 shares of our common stock for $369,000.

At September 30, 2005 and December 31, 2004, we had working capital of $4,283,000 and $6,451,000, respectively.  This decline is due primarily due to contingent consideration paid or accrued on the Access acquisition.  Other than our $558,000 capital lease obligations and our potential payment and delivery obligations associated with the Access acquisition (which are unknown as of the date of this report), we do not have any capital commitments. We do not anticipate that our capital expenditures for the remainder of the year ending December 31, 2005 will exceed the amount incurred during the comparable 2004 period.  We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

Because our capital requirements cannot be predicted with certainty, including any possible business acquisitions for the remainder of the year ending December 31, 2005, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our shareholders.

Stock Repurchase Plan

On July 8, 2004, our Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions.  Pursuant to this authorization, we purchased 500,000 shares for $1,050,959 at a weighted average price of $2.10 per share. Repurchases of shares were as follows:

		Weighted
	Shares	Avg. Stock
Period	Purchased	Price/Share	Total Cost
2004	255,946	$2.66	$681,434
January 2005	15,412	2.09	32,137
February 2005	29,115	2.23	65,053
March 2005	35,450	1.91	67,722
April 2005	32,600	1.77	57,724
May 2005	131,477	1.12	146,889

As of September 30, 2005	500,000	$2.10	$1,050,959

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

In connection with our year-end close process and the preparation of our Annual Report on Form 10-K as of December 31, 2004, an evaluation was performed under the supervision and with the participation of management, including our former Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation as of December 31, 2004, our former Chief Executive Officer and Chief Financial Officer concluded that our controls suffered a material weakness, in that losses were probable in the collection of outstanding accounts and notes receivable, but those losses had not been adequately quantified or provided for in the allowance for doubtful accounts.  That material weakness was remediated in the second quarter of 2005.  During the third quarter of 2005, we have continued to implement improvements to internal controls in the areas of (i) information technology (especially disaster recovery and control over the program change process), (ii) information technology application controls over claims transaction processing and (iii) detailed reporting of member statistics.  Our management reported to our auditors and the audit committee of our Board of Directors that, other than the changes just described, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the third quarter of 2005 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Acting Chief Executive Officer and Chief

Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation, other than the enhanced procedures that are related to accounts receivables as described above.

Changes to Internal Control over Financial Reporting

There have been no significant changes, other than those discussed above, in the Company’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 13, 2005, the court entered a judgment in favor of Precis, ordering that the plaintiffs take nothing by way of their lawsuit.  The order set aside a previous jury verdict in favor of the plaintiffs.  The plaintiffs have appealed the judgment.  While we cannot offer any assurance as to the outcome of the appeal, we do not believe that there exists any basis on which the judgment will be overturned.

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

We have fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, we have settled the causes of action related to Civil Code §§ 1812.119 and 1812.123.  The claim related to Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.  The court ruled on June 28, 2005, that the plaintiffs did not have standing to bring these remaining claims.  The plaintiffs have the opportunity to correct procedural defects and a final hearing is expected in November 2005.  A negative result in this case would have a material affect on our financial condition and would limit our ability (and that of other medical discount cards) to do business in California.

We believe that we have complied with all applicable statues and regulations in the state of California.  Although we believe the Plaintiffs’ claims are without merit, this remaining matter in the case remains pending, and, as of the date of this report, we cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices — Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  We believe that the allegations are without merit and intend on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit remains in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

                                                The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive

                On October 18, 2005, our subsidiary, The Capella Group, Inc. d/b/a Care Entrée (“Capella”) initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive.  Lucinda Ehnes is the Director of the California Department of Managed Health Care (the “DMHC”).

                The DMHC is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate healthcare maintenance organizations or HMOs and impose licensing requirements on those organizations.  This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare.  In 2001 the DMHC issued its interpretive opinion that concluded that the healthcare discount programs like those offered and sold by Capella are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Act is not applicable.  Accordingly the Company believes that the DMHC does not have jurisdiction over healthcare discount programs like that of Capella’s Care Entrée program.

                In the first half of 2005, DMHC initiated an investigation to determine the applicability the Knox-Keene Act to the membership programs offered and sold to California residents as a form of “health care service plan.”  In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, effectively under the jurisdiction of the DMHC.

                In the lawsuit, Capella is requesting a declaratory judgment finding that the Care Entrée discount program is not a “health care service plan” within the meaning of the Knox-Keene Act and therefore not subject to the Act and that the DMHC has neither the authority nor the jurisdiction to issue the Cease and Desist Order.    In accordance with the Knox-Keene Act, Capella is seeking a declaratory judgment and injunction to prevent enforcement of the Cease and Desist Order by the Director of DMHC.

                Because the lawsuit was just filed, the Company cannot determine whether it will be successful in obtaining the declaratory judgment and injunction sought.  Findings against Capella and in favor of the DMHC and its Director could have a material adverse effect on our financial condition and on our operations in California and overall results of operations.

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

				Number of
			Cumulative	Shares That
		Weighted	Number of	May Yet Be
	Shares	Avg. Stock	Shares	Purchased
Period	Purchased	Price/Share	Purchased	under the Plan
2004	255,946	$2.66	255,946	244,054
January 2005	15,412	$2.09	271,358	228,642
February 2005	29,115	$2.23	300,473	199,527
March 2005	35,450	$1.91	335,923	164,077
April 2005	32,600	$1.77	368,523	131,477
May 2005	131,477	$1.12	500,000	—

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

PRECIS, INC.
(Registrant)

Date: November 14, 2005	/s/NICHOLAS J. ZAFFIRIS
Chairman of the Board and
Acting Chief Executive Officer

Date: November 14, 2005	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Chief Financial Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (audited)

Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
ASSETS
Current assets:
Cash in trust	$5,481	$4,922
Cash and cash equivalents	6,470	8,283
Accounts receivable, net	287	312
Income tax receivable	541	980
Inventory	181	174
Prepaid expenses	714	547
Current portion of deferred tax asset	170	106

Total current assets	13,844	15,324

Fixed assets, net	1,224	1,989
Goodwill	14,902	21,381
Other intangible assets, net	1,295	1,400
Deferred tax asset, net of current portion	680	1,040
Other assets	245	186

Total assets	$32,190	$41,320

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$367	$470
Accrued commissions	489	731
Accrued consideration on business combination	1,250	—
Other accrued liabilities	1,254	1,573
Franchise taxes payable	410	509
Members’ liabilities	5,481	4,922
Deferred fees	42	154
Current portion of capital leases	268	514

Total current liabilities	9,561	8,873

Capital lease obligations, net of current portion	291	78

Total liabilities	9,852	8,951

Stockholders’ equity:
Common stock, $.01 par value, 100,000,000 shares authorized; 13,231,373 and 12,335,766 issued, and 12,731,373 and 12,079,820 outstanding, respectively	132	123
Additional paid-in capital	28,297	27,221
Accumulated (deficit) earnings	(5,040)	5,707
Less: treasury stock (500,000 shares and 255,946 shares, respectively)	(1,051)	(682)
Total stockholders’ equity	22,338	32,369

Total liabilities and stockholders’ equity	$32,190	$41,320

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, except Earnings per Share)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$7,536	$10,291	$24,273	$29,641

Operating expenses:
Cost of operations	2,998	4,018	9,226	11,024
Sales and marketing	1,642	2,837	5,661	9,022
General and administrative	2,725	3,145	10,278	7,584
Goodwill impairment	—	—	9,900	—

Total operating expenses	7,365	10,000	35,065	27,630

Operating income (loss)	171	291	(10,792)	2,011

Other expenses:
Interest (income) and expense, net	(60)	7	(99)	57

Earnings (loss) before taxes	231	284	(10,693)	1,954
Provision for income taxes	101	188	54	964

Net earnings (loss)	$130	$96	$(10,747)	$990

Earnings (loss) per share:
Basic	$0.01	$0.01	$(0.88)	$0.08

Diluted	$0.01	$0.01	$(0.88)	$0.08

Weighted average number of common shares outstanding:
Basic	12,556,332	12,104,582	12,241,476	12,103,957

Diluted	12,563,902	12,144,133	12,241,476	12,208,468

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

					Accumulated
	COMMON STOCK		Additional	Treasury	Earnings
	Shares	Amount	Paid-in Capital	Stock	(Deficit)	Total
Balance, December 31, 2004 (audited)	12,335,766	$123	$27,221	$(682)	$5,707	$32,369

Repurchase of 244,054 common shares	—	—	—	(369)	—	(369)
Net loss	—	—	—	—	(10,747)	(10,747)
Issuance of stock in business combination	895,607	9	1,076	—	—	1,085

Balance, September 30, 2005 (unaudited)	13,231,373	$132	$28,297	$(1,051)	$(5,040)	$22,338

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months Ended Sept. 30,
	2005	2004
Operating activities:
Net (loss) earnings	$(10,747)	$990
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	1,391	1,660
Amortization of intangibles	105	—
Loss on disposal of fixed assets	15	—
Provision for losses on accounts receivable	345	152
Goodwill impairment	9,900	—
Other non-cash items	74	—
Changes in assets and liabilities:
Accounts receivable	(320)	(215)
Income taxes receivable	439	108
Inventory	(7)	4
Prepaid expenses	(167)	(183)
Deferred tax asset	296	250
Other assets	(59)	(241)
Accounts payable	(103)	115
Accrued liabilities	(561)	242
Deferred fees	(112)	(169)
Income taxes payable	(99)	74

Net cash provided by operating activities	390	2,787

Investing activities:
Purchase of fixed assets	(209)	(603)
Cash used in business combination, net of cash acquired	(1,085)	(2,000)

Net cash used in investing activities	(1,294)	(2,603)

Financing activities:
Exercise of stock options	—	5
Payments on capital leases	(540)	(1,085)
Purchase of treasury stock	(369)	(356)

Net cash used in financing activities	(909)	(1,436)

Net decrease in cash and cash equivalents	(1,813)	(1,252)

Cash and cash equivalents at beginning of period	8,283	11,088

Cash and cash equivalents at end of period	$6,470	$9,836

Supplemental disclosure:
Interest paid	$51	$78

Non-cash investing and financing activities:
Acquisition of fixed assets through issuance of capital leases, net of retirements	$507	$10
Accrued cash consideration and stock issuance on business combination	$1,250	$—
Cash-in-trust collected, net of claims paid	$559	$2,069

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of results that may be expected for the entire year.  The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration.  Actual results could differ materially from such assumptions and estimates.  The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2004 Form 10-K filed with the Securities and Exchange Commission.  Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 2 — Common Stock Options

As of September 30, 2005, the Company had three stock-based compensation plans.  The Company applies APB 25 and related interpretations in accounting for its plans.  Under APB 25, compensation for services that a corporation receives through stock-based compensation plans should be measured by the excess, if any, of the quoted market price of the stock at the measurement date less the amount, that the individual is required to pay.  No compensation expense was recorded during the three months ended September 30, 2005 and 2004 related to its stock option plans under APB 25.  If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by “Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation”, net earnings and net earnings per share would have decreased as shown in the pro forma amounts below for the three and nine months ended September 30, 2005 and 2004.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in Thousands)	2005	2004	2005	2004
Net earnings applicable to shareholders	$130	$96	$(10,747)	$990
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(69)	(77)	(295)

Pro forma net earnings (loss)	$91	$27	$(10,824)	$695

Earnings (loss) per share:
Basic — as reported	$0.01	$0.01	$(0.88)	$0.08

Basic — pro forma	$0.01	$0.00	$(0.88)	$0.06

Diluted — as reported	$0.01	$0.01	$(0.88)	$0.08

Diluted — pro forma	$0.01	$0.00	$(0.88)	$0.06

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.  No options were granted during the three-month period ended September 30, 2005.  The following assumptions were used for grants during the three month period ended June 30, 2005: weighted average risk free interest rate of 3.63%; no dividend yield; volatility of 73%; and expected life less than five years.  The fair values of the options were based on the difference between the present value of the exercise price of the option and the estimated fair value price of the common share.

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

Note 3 — Earnings Per Share

The Company’s earnings per share data was computed as follows:

	For the Three Months Ended
	September 30,
(Dollars in Thousands)	2005	2004

Basic earnings (loss) applicable to common shareholders per share
Net earnings	$130	$96
Weighted average number of common shares outstanding during the period.	12,556,332	12,104,582
Basic earnings per share	$0.01	$0.01

Diluted earnings (loss) per share
Net earnings	$130	$96
Weighted average number of common shares outstanding during the period	12,556,332	12,104,582
Stock options	7,570	39,551
Weighted average number of shares outstanding during the period—assumed conversion (1)	12,563,902	12,144,133
Diluted earnings per share	$0.01	$0.01

	For the Nine Months Ended
	September 30,
(Dollars in Thousands)	2005	2004
Basic (loss) earnings applicable to common shareholders per share
Net (loss) earnings	$(10,747)	$990
Weighted average number of common shares outstanding during the period.	12,241,476	12,103,957
Basic (loss) earnings per share	$(0.88)	$0.08

Diluted (loss) earnings per share
Net (loss) earnings	$(10,747)	$990
Weighted average number of common shares outstanding during the period	12,241,476	12,103,957
Stock options(1)	—	104,511
Weighted average number of shares outstanding during the period-assumed conversion (1)	12,241,476	12,208,468
Diluted (loss) earnings per share (1)	$(0.88)	$0.08

(1)                                 For the nine months ended September 30, 2005, 13,179 in-the-money shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive due to a net loss for that period.  The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended September 30, 2005 and 2004 was 1,489,764 and 1,336,264, respectively.  The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the nine months ended September 30, 2005 and 2004 was 1,449,764 and 971,198, respectively.

Note 4 — Goodwill

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

Due to the continuing decline in members and revenues of the Consumer Healthcare Savings segment to a lower level than management had previously predicted and the pending litigation and regulatory activity that was announced in the second quarter of 2005, we completed an impairment test of the goodwill as of June 30, 2005.   Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. An independent valuation consultant was engaged by the Company to estimate fair values for that reporting unit using discounted cash flow projections and other valuation methodologies in evaluating and measuring a potential impairment charge.  Based upon management’s cash flow projections and the consultant’s independent valuation, the Company recorded an impairment loss related to The Capella Group, Inc. of $9,900,000 in the quarter ended June 30, 2005. To the extent that, in the future, our estimates change or our stock price decreases, further goodwill write-downs may occur.

As part of the Access purchase agreement completed June 18, 2004, the Company makes additional purchase price payments and stock deliveries if Access achieves certain operating performance levels.  Additional consideration of $1,120,000 was paid in April based on Access’ first quarter 2005 performance, $1,051,000 was paid in July based on Access’ second quarter 2005 performance, and $1,250,000 was accrued at September 30, 2005, based upon Access’ third quarter 2005 performance.  The increased purchase price was recorded as a $3,421,000 addition to goodwill, increasing goodwill attributable to the Access acquisition to $5,725,000 at September 30, 2005 from $2,304,000 at December 31, 2004.

Note 5 — Contingencies

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

On July 13, 2005, the court entered a judgment in favor of Precis, ordering that the plaintiffs take nothing by way of their lawsuit.  The order set aside a previous jury verdict in favor of the plaintiffs.  The plaintiffs have appealed the judgment.  While we cannot offer any assurance as to the outcome of the appeal, we do not believe that there exists any basis on which the judgment will be overturned.

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

We have fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, we have settled the causes of action related to Civil Code §§ 1812.119 and 1812.123.  The claim related to Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.  The court ruled on June 28, 2005, that the plaintiffs did not have standing to bring these remaining claims.  The plaintiffs have the opportunity to correct procedural defects and a final hearing is expected in November 2005.

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

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices — Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  We believe that the allegations are without merit and intend on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations.  Because the lawsuit remains in its earliest stages, we cannot provide any assurance regarding the outcome or results of this litigation.

The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive

                On October 18, 2005, our subsidiary, The Capella Group, Inc. d/b/a Care Entrée (“Capella”) initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive.  Lucinda Ehnes is the Director of the California Department of Managed Health Care (the “DMHC”).

                The DMHC is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate healthcare maintenance organizations or HMOs and impose licensing requirements on those organizations.  This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare.  In 2001 the DMHC issued its interpretive opinion that concluded that the healthcare discount programs like those offered and sold by Capella are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Act is not applicable.  Accordingly the Company believes that the DMHC does not have jurisdiction over healthcare discount programs like that of Capella’s Care Entrée program.

                In the first half of 2005, DMHC initiated an investigation to determine the applicability the Knox-Keene Act to the membership programs offered and sold to California residents as a form of “health care service plan.”  In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, effectively under the jurisdiction of the DMHC.

                In the lawsuit, Capella is requesting a declaratory judgment finding that the Care Entrée discount program is not a “health care service plan” within the meaning of the Knox-Keene Act and therefore not subject to the Act and that the DMHC has neither the authority nor the jurisdiction to issue the Cease and Desist Order.    In accordance with the Knox-Keene Act, Capella is seeking a declaratory judgment and injunction to prevent enforcement of the Cease and Desist Order by the Director of DMHC.

                Because the lawsuit was just filed, the Company cannot determine whether it will be successful in obtaining the declaratory judgment and injunction sought.  Findings against Capella and in favor of the DMHC and its Director could have a material adverse effect on our financial condition and on our operations in California and overall results of operations.

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

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”), a third party administrator, from National Center for the Employment of the Disabled for a purchase price of $3,666,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash and acquisition cost of investment banking, valuation and legal and accounting fees of $266,000.  In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006.  EBITDA, while not considered a measure under accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels.  The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees, is $9,773,500.  The amount of contingency payments and common stock deliveries based upon EBDITA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006.  During the first nine months of 2005, Access’ performance to date resulted in an obligation to convey quarterly cash payments of $560,000 (paid in April 2005), $525,000 (paid in July 2005) and $625,000 (paid in October 2005) related to the first, second and third quarters, respectively, plus the issuance of 320,473 common shares (issued in April 2005), 575,134 common shares (issued in August 2005) and 452,986 common shares (issued in October 2005), valued at $560,000,  $525,000 and $625,000, respectively. The number of shares issued was based upon the average trading price for the last ten days of each quarter. These obligations as of September 30, 2005 are reported as a current liability in the accompanying balance sheet.  The cumulative purchase price, including contingent payments made or earned through September 30, 2005, is $7,087,000.  The Company expects that Access may further achieve those EBITDA levels and that, as a result, additional contingent payouts may be made. However, the amount of payouts through December 31, 2006 cannot be estimated at this time. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value of shares issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

Note 6—Segmented Information

The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has four reportable segments: Consumer Healthcare Savings, self-funded Employer and Group Healthcare Services, Membership Programs and Financial Services. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies.  Our Consumer Healthcare Savings segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy.  Our self-funded Employer and Group Healthcare Services segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self-fund their healthcare benefits requirements.  Our Membership Division offers non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Substantially all of our non-healthcare related membership service programs are offered and sold at retail by clients engaged in the rental-purchase industry.  Our Financial Services segment provides high deductible and scheduled benefit insurance policies, life insurance and annuities and health savings accounts, healthcare reimbursement arrangements and medical and dependent care flexible spending accounts.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 of the Company’s audited financials, included in its December 31, 2004 Form 10-K, intersegment sales are not material and all intersegment transfers are eliminated. During 2004, the Company increased the number of segments from one to four, excluding its corporate activities.

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

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The following table (in 000’s) summarizes segment information:

		Employer and
	Consumer	Group
	Healthcare	Healthcare	Membership	Financial
Three Months Ended September 30, 2005	Savings	Services	Programs	Services	Corporate	Total
Revenue (1)	$4,931	$2,217	$317	$71	$—	$7,536
Operating Income (Loss) (1)	178	488	52	(89)	(458)	171
Interest Expense (Income)	—	—	—	—	(60)	(60)
Depreciation and Amortization	175	74	2	6	—	257
Taxes (2)	—	—	—	—	101	101
Assets Acquired, net of disposals	57	8	—	—	—	65
Intangible Assets (2)	—	—	—	—	16,197	16,197
Assets Held	9,163	2,558	75	61	20,333	32,190

		Employer and
	Consumer	Group
	Healthcare	Healthcare	Membership	Financial
Three Months Ended September 30, 2004	Savings	Services	Programs	Services	Corporate	Total
Revenue (1)	$7,902	$1,838	$239	$312	$—	$10,291
Operating Income (Loss) (1)	496	325	(4)	(267)	(259)	291
Interest Expense (Income)	—	—	—	—	7	7
Depreciation and Amortization	550	6	3	5	—	564
Taxes (2)	—	—	—	—	188	188
Assets Acquired, net of disposals	161	76	—	8	—	245
Intangible Assets (2)	—	—	—	—	24,273	24,273
Assets Held	11,692	5,785	1,711	97	25,275	44,560

		Employer and
	Consumer	Group
	Healthcare	Healthcare	Membership	Financial
Nine Months Ended September 30, 2005	Savings	Services	Programs	Services	Corporate	Total
Revenue (1)	$16,746	$6,436	$788	$303	$—	$24,273
Operating Income (Loss) (1)	(3)	1,375	95	(537)	(11,722)	(10,792)
Interest Expense (Income)	—	—	—	—	(99)	(99)
Depreciation and Amortization	1,267	208	5	16	—	1,496
Taxes (2)	—	—	—	—	54	54
Assets Acquired, net of disposals	608	17	—	2	—	627
Intangible Assets (2)	—	—	—	—	16,197	16,197
Assets Held	9,163	2,558	75	61	20,333	32,190

		Employer and
	Consumer	Group
	Healthcare	Healthcare	Membership	Financial
Nine Months Ended September 30, 2004	Savings	Services	Programs	Services	Corporate	Total
Revenue (1)	$26,138	$2,290	$675	$538	$—	$29,641
Operating Income (Loss) (1)	3,145	488	(118)	(727)	(777)	2,011
Interest Expense (Income)	—	—	—	—	57	57
Depreciation and Amortization	1,632	7	9	12	—	1,660
Taxes (2)	—	—	—	—	964	964
Assets Acquired, net of disposals	504	77	—	32	—	613
Intangible Assets (2)	—	—	—	—	24,273	24,273
Assets Held	11,692	5,785	1,711	97	25,275	44,560

        (1) – Certain prior period amounts have been reclassified to conform to the current period’s presentation.

        (2) – Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.