Form 10-K
period 2005-12-31
PRECIS INC
filed 2006-03-31
CIK 1017440

Use these links to rapidly review the document
TABLE OF CONTENTS
INDEX TO FINANCIAL STATEMENTS

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-15667

PRECIS, INC.
(Exact name of business issuer as specified in its charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	73-1494382 (I.R.S. Employer Identification No.)
2040 N. HWY 360 GRAND PRAIRIE, TEXAS 75050 (Address of principal executive offices)
(866) 578-1665 (Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.01 Par Value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

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

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer (as defined by Rule 12b-2 of the Act.)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

        Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005 (the last business day of our most recent second fiscal quarter), was $12,156,239 based on the closing sale price on that date.

        As of March 15, 2006, 13,512,763 shares of the issuer's common stock, $.01 par value, were outstanding.

PRECIS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2005

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

        Precis, Inc. ("Precis, we or the Company") provides affordable consumer driven health care solutions in lieu of traditional health insurance through access to discounted health care services and third party administration services.

        Our membership programs offer savings on a wide range of healthcare services. The majority of our revenue is derived from our healthcare membership savings programs, which is our primary business segment. See Note 16—Segmented Information in the Financial Statements included herein. For the year ended December 31, 2005, 70.4% of our consolidated revenue was from our healthcare membership savings programs. The remaining 29.6% was derived primarily from providing full third party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs.

        Our membership programs offer savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund all or any portion of their employees' healthcare risk. These programs are sold through a network marketing strategy under the name Care Entrée™ and through resellers who have privately labeled or co-branded our Care Entrée™ services.

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

        We continue to face challenges in reversing the decline in our Care Entrée and other membership programs. The number of active members in our programs continued to decline through 2005, leading to decreased revenues from those operations. We discuss these results in detail throughout this report. We have taken significant cost-cutting actions to offset the loss in revenue and are working to increase membership levels by developing additional distribution channels and by adding new products and services to the suite of programs we offer.

        We also offer full third party administration services through our wholly-owned subsidiary, Access HealthSource, Inc., ("Access"). Through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims. We acquired Access in the second quarter of 2004 and its results of operations have contributed favorably to our consolidated results. We continue to realize certain intangible benefits from the acquisition. For instance, we have broadened the management responsibilities of several members of Access' management team to company-wide roles. Our President and Chief Operating Officer, Frank Apodaca, is the President and Chief Executive Officer of Access.

        In 2005, we introduced "Vergance," a new network marketing distribution channel that is a division of Precis. Vergance offers wellness products, including nutraceuticals under the retail name "Natrience," and discounted healthcare services under the retail name "QuickCare." Vergance did not materially contribute to our revenues in 2005. More information on its results is contained throughout this report. Vergance is essentially a start-up operation.

INDUSTRY OVERVIEWS

        CONSUMER HEALTHCARE INDUSTRY.    The healthcare industry remains in a state of turmoil and crisis. It is estimated that 15.7% of all Americans, or 45.8 million individuals, were without health insurance coverage in 2004, an increase of .8 million people. [Source: "U.S. Census Bureau Statistics" published by the U.S. Department of Commerce.] The percentage of people working full-time without health insurance in 2004 was 17.8%, an increase from 17.5% in 2003. [Source: "U.S. Census Bureau Statistics" published by U.S. Department of Commerce] Nationally, healthcare expenditures topped $1.9 trillion in 2003, up from $1.2 trillion since 1999, [Source: Centers for Medicare and Medicaid Services.]

        At the workplace, the trends are equally problematic. Between 2004 and 2005, premiums for employer-sponsored health insurance rose 9.2%, following consecutive years of double-digit premium increases. The increases are hitting small employers (under 200 workers) particularly hard. These small firms are more likely to have experienced an increase in premiums greater than 15%. These costs are not only being felt by the employer, but also by the employees. The average monthly worker contribution for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $51 and $226 in 2005. The average cost of family coverage is now nearly $10,900 per year including workers contributions of $2,713. Not surprisingly, employers are looking for alternatives. [Source: "Employer Health Benefits 2005 Summary of Findings," published by the Kaiser Family Foundation]

        Over utilization of the healthcare system is one of the factors behind these trends. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-payments, generally from $10 or $25 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves ultimately as having to pay the full costs of the medical services received.

        A number of insurers have pulled out of certain states, due to state regulations that no longer provide for a viable operating environment for many insurance companies. As a result of these health coverage cancellations, those formerly insured individuals and families are required to pay more for their insurance coverage, cannot obtain any coverage because of pre-existing conditions or simply remain uninsured for healthcare.

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

        As a result, more Americans are being forced to self-insure and pay an increasing portion of their healthcare costs and increasing the number of entirely uninsured. Others can only afford or choose only a high deductible or limited benefit health insurance policy. In either case, this patient population increasingly forgoes medical procedures or relies on emergency care for its healthcare needs and often incurs prohibitive expenses. Additionally, costs of healthcare (in doctors' offices and hospitals) for this patient population are often far higher than the amount an insured and the insurance company would pay for the same healthcare services for its insureds. The uninsured and underinsured patients have had no one to negotiate healthcare service costs on their behalf.

        In addition, recently enacted federal legislation allows individuals who establish Health Savings Accounts ("HSAs") to deduct from their income taxes the premiums they pay for their high-deductible polices, thus reducing the net cost of those policies. Individuals who set up HSAs can achieve substantial savings on their health insurance through the deduction for federal income tax purposes of the policy premiums. Moreover, HSAs are expected to give Americans more control over their health care spending. President Bush, in his 2006 State of the Union Address, proposed expansion of HSAs by giving individuals that purchase HSAs on their own the same tax advantages as those with employer-sponsored insurance and eliminating all taxes on out-of-pocket spending through HSAs.

OUR CONSUMER HEALTHCARE SAVINGS SOLUTION

        Our consumer healthcare savings membership programs are offered under the trade name of Care Entrée™ or through the trade name of our private label resellers and are designed in response to rising healthcare costs and the growing number of people that can no longer afford insurance coverage. Our healthcare savings programs are not managed care. Instead, they are based upon and emphasize the following factors:

  •
  responsibility for the use of healthcare must be put back in the hands of the patient. Insurance policies with low co-pays and deductibles have become very popular; however, these arrangements actually encourage the over-utilization resulting in increased healthcare costs;

  •
  the healthcare decision must be put back in the hands of the doctor and the patient; without undue oversight by parties with only economic interests in the decision; and

  •
  healthcare must be affordable for the patient, while providing the medical providers with adequate payment on a timely basis for services provided.

        For years, insurance companies have been successful by obtaining healthcare for their insureds at much lower prices than that obtainable by the self-insured person. These benefits were provided through the use of preferred provider organizations (PPOs), where steerage of patients was promised in exchange for lower rates. We have contracted with some of these same PPOs to provide healthcare savings to our program members.

        The elements discussed below are critical to the operation, further development and offering of our programs.

  •
  A medical provider network that provides an effective and efficient means to deliver healthcare savings to the patient who is in whole or part self-insured. We have accomplished this through arrangements with reputable, high quality preferred provider organizations. Our medical PPO networks give our members access to hundreds of thousands of providers and thousands of facilities throughout the U.S.

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

  •
  A staff with healthcare backgrounds that interacts with the healthcare providers. Not everyone has the background to interact professionally and courteously with the thousands of people representing the providers in the network. Our staff is adequately trained to provide customer support and member steerage so that our members can achieve additional medical savings by obtaining the best rates even within the same medical provider network. The backgrounds of our staff include managing of claims offices, insurance sales, managing of physicians and physicians groups, hospital management, captive physician management, self-funding of healthcare, healthcare finance, sales and management of healthcare related software, and management of physician "front offices".

  •
  A commitment to "hands on" customer service for both the patient-member and the healthcare provider. Most physicians and hospitals are in multiple preferred provider organization networks and do not know the negotiated rates at the time and point of healthcare service. We believe it is important that our services allow these providers to contact us at the time and point of service for this information so that they can immediately arrange for the collection of amounts due for the services provided; and

  •
  Credibility with providers who expect prompt payment in exchange for access to reduced rates. During the fourth quarter of 2002, we implemented escrow account requirements in response to the market changes in the healthcare savings industry. We call these accounts "Personal Medical Accounts" or "PMAs." Most members of our Care Entrée™ program are now required to establish and maintain escrow accounts to access and provide payment for hospital services. Our private label partners are not required to offer these accounts to their members. With PMAs, we are then able to pre-certify the members' ability to pay based upon the available escrow account balances and to process the members' payments directly to the medical providers. This helps us assure that the payment to the provider is made promptly and efficiently. Foresight, Inc., a licensed third party administrator (TPA), administered the PMAs through 2005. Much of that administration is now performed by Access Administrators, Inc., our subsidiary that provides full service third party administration services. As of December 31, 2005, our cash-in-trust, which represents the aggregate amount that our members have on deposit in their PMAs was $5.6 million. While we believe that our PMAs are a valuable component of our programs for our members and for providers, the increased complexity associated with the PMAs has made our products more difficult to sell and expensive to manage. We are exploring alternatives to the PMAs and have introduced programs that do not require PMAs.

        The combination of these elements has allowed us to become the "patient advocate." Our processed claims show that we routinely assist our program members in saving up to 50% on their medical bills, and sometimes more, by steering them to the most cost effective healthcare providers in their area. We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party.

        Our membership program encompasses all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, air ambulance, 24-hour nurse hotline assistance, and long term care. Some aspects of our programs are not available in all states. In most states, memberships in our Care Entrée™ programs range from $9.95 to $69.95 per month per family depending on the selected options, plus a one-time enrollment fee of $20.00 to $30.00.

OUR EMPLOYER AND GROUP HEALTHCARE SERVICES SOLUTIONS

        ACCESS HEALTHSOURCE, INC.    We also offer full-third party administration services through our wholly-owned subsidiary, Access HealthSource, Inc. ("Access"). We acquired Access in June 2004 for a purchase price of up to $9,350,000 plus payment of acquisition costs. The purchase price is in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of Access (EBITDA") for a 2004, 2005 and 2006. The total consideration to the seller paid and accrued through December 31, 2005 was $7,864,000 which includes paid in cash of $3,710,500, distribution of 1,836,989 shares with a value of $3,110,500, accrued cash consideration of $521,500 and 308,494 accrued shares valued at $521,500. Both the accrued cash consideration and shares were distributed in 2006. Total acquisition costs through December 31, 2005 were $393,000 including $127,000 accrued for at December 31, 2005. Including both consideration paid and acquisition costs, the total purchase price is $8,257,000.

        Through Access, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. With Access' services we offer a more complete suite of healthcare service products. Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

        Access' services are sold through health insurance and employee benefit brokers and agents. From a sales distribution standpoint, we also may have the opportunity to grow Access' regional business through our independent marketing representatives, some of whom sell both to individuals and employer groups throughout the United States. Access' primary area of expertise is in the public-sector market. Moreover, we have realized certain intangible benefits from the Access acquisition. For instance, we have broadened the management responsibilities of several members of Access' management team to company-wide roles. Our new President and Chief Operating Officer, Frank Apodaca, is the President and Chief Executive Officer of Access, and he has implemented, on a company-wide basis, operational procedures that have proven successful at Access. Additionally, Access' David Wysong was recently named Vice-President of Business Development on a company-wide basis.

        REPRICING FOR GOVERNMENTS AND OTHER SELF-FUNDED EMPLOYERS.    For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we also offer a more streamlined version of our product. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We price these services based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized.

FINANCIAL SERVICES

        Through our subsidiary, Care Financial of Texas, L.L.C. ("Care Financial"), we offer high deductible and scheduled benefit insurance policies, life insurance and annuities. The high deductible and scheduled benefit insurance policies offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. Commission revenue related to these policies was $389,000 in 2005. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents and other licensed agents who are not Care Entrée™ independent marketing representatives that are now managed by an outside agency on an independent contractor basis. Additionally, we offer health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) through Care125, a division of Access. Our Care125 services allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Our Care125 programs and our medical savings programs can be sold together by agents and brokers with whom we have contracted to offer a more complete benefit package to employers.

MEMBERSHIP PROGRAMS

        Through Foresight, Inc., we also designed non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations under the name "Foresight Club." Revenue from these operations amounted to $1,065,000 in 2005. Effective December 1, 2005, we sold the Foresight Club division to Benefit Marketing Solutions ("BMS"). We were paid $475,000 at closing and BMS agreed to assume certain liabilities of the Foresight Club. On December 22, 2005, we dissolved the corporate existence of Foresight, Inc. The products and services offered by the Foresight Club were bundled, priced and marketed to target the profiled needs of the clients' particular customer base. Among the products and services offered were (i) consumer product extended warranties, (ii) tire and wheel guarantee, (iii) insurance products included as association benefits, (iv) emergency travel and living expense reimbursement, (v) access to air ambulance evacuation services, (vi) identity theft protection, (vii) savings on veterinary care, (viii) retail and entertainment discounts, (ix) grocery coupons, (x) a retail savings coupon book, (xi) emergency roadside assistance, and (xii) auto deductible expense reimbursement.

SALES AND MARKETING CHANNELS

        Our Care Entrée™ healthcare programs are offered through our network marketing organization (initially organized in August 1997) or by way of our private label agreements with direct marketing or other sales organizations, including insurance agencies.

        NETWORK MARKETING.    Our independent representatives become marketing representatives by paying an enrollment fee (currently $99.95) and signing a standard representative agreement, and an annual renewal fee (currently $49.95). Independent marketing representatives of Care Entrée™ are not required to be licensed insurance agents. Independent marketing representatives are paid a 20% commission on the membership fees of each member they enroll for the life of that member's enrollment with Care Entrée™ (subject to the representatives continue to meet certain commission qualifications). Independent marketing representatives may also receive commissions equal to the membership fees if three or more program members are enrolled in a month. In the month of the membership sales, no override commissions are paid to the representative's upline. Independent marketing representatives may also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of 35% in override commissions down through seven levels of marketing representatives. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues attributable to the Care Entrée™ programs.

        The total regular or ongoing commissions payout, including overrides based on monthly membership sales after the enrollment month and the amount contributed by us to the bonus pools, can be as high as 60% of qualified membership sales.

        WHOLESALE MEMBERSHIP OR PRIVATE LABEL CLIENTS AND DIRECT SALES.    Primarily through our direct sales team we also contract with other companies under wholesale co-branded or private label arrangements. Under these arrangements, we conduct all customer service and re-pricing operations and may also provide the fulfillment and collections services. The client performs all marketing functions. We intend to expand on our wholesale strategy by also targeting self-funded employers and organizations providing administrative services to employee benefit plans in order to have our healthcare products sold to groups of employees on a stand-alone basis or as part of an employee benefit plan.

BUSINESS OBJECTIVES AND PLANS

        Our objective is to sustain and expand our leadership position as a provider of unique healthcare membership service programs and consumer driven healthcare solutions. Key elements of our business plan are as follows:

        CONTINUE TO DEVELOP UNIQUE HEALTHCARE SERVICE PROGRAMS FOR BROAD MARKETS.    Our focus is on the continued development and introduction of unique programs that address the health and lifestyle needs of targeted consumer groups. We anticipate that this will allow us to capture a larger share of the healthcare market through existing marketing channels and through establishment of new client relationships. This focus includes our plan to increase the third-party administration service offerings available through Access.

        CONTINUE TO DEVELOP A RECURRING REVENUE BASE.    Growth in recurring revenue from the Care Entrée™ product is dependent on our independent marketing representatives continuing to market the Care Entrée™ program memberships and recruit new downline independent marketing representatives. We intend to continually increase our support for representatives to maximize the volume generated through this sales channel. Recurring revenue from wholesale and private-label clients is dependent upon the client continuously marketing our products to their customer base. We intend to continue to focus our efforts on retaining our existing clients and obtaining new wholesale and private label clients through our direct sales team. We also intend to increase the revenue base of our third party administration services by expanding the service area of Access beyond the El Paso, Texas metropolitan area.

        DEVELOP A CORPORATE LEVEL DIRECT SALES STRATEGY.    To complement the individual sales and group sales and lead generation accomplished through our network marketing strategy, we have undertaken a strategy to promote sales directly to consumers. We may continue to use the "Care Entrée" name or we may develop this direct sales strategy under other retail names, such as "HealthCard Now."

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

        PROVIDE HIGH QUALITY CUSTOMER SERVICE.    In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. We have developed a proprietary computer database system that provides our customer service representatives with immediate access to provider demographic data, re-pricing information and member information, including the components of each member program or plan and the details a member requires to properly utilize the program.

        DEVELOP AND MARKET INNOVATIVE PRODUCT OFFERINGS.    In order to meet consumer demands for alternatives to traditional healthcare insurance, we have developed a line of affordable insurance products that are sometimes referred to as "scheduled benefit," "limited benefit" or "defined benefit" policies. These products are much less expensive than traditional comprehensive healthcare insurance and usually do not require the member to undergo any underwriting. As such, they are available to all individuals, regardless of health condition. The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred costs. Sometimes, the policies allow the benefit to be assigned directly to the provider, eliminating the need for the member to pay the provider directly and then seek reimbursement. These policies pay a certain amount for designated healthcare services. For instance, a member could choose a program entitled him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days. The sale of some of these programs requires an insurance license. In this case, we sell them only through our independent marketing representatives that hold the appropriate licenses. Some of these programs, however, are offered at no cost to the member as part of the member's enrollment in an association. In this case, the sale of the membership does not require a license in most states.

        CONTINUE TO EXPAND OUR THIRD PARTY ADMINISTRATOR SERVICES.    In response to the needs of our group customers, we have expanded our third party administrator ("TPA") services. Our acquisition of Access Healthsource, Inc. in 2004 allows us to offer a full-service TPA function that includes full plan administration, claims adjudication and claims management services. We plan on developing a marketing plan to offer these new TPA service capabilities on a national basis.

MEMBERSHIP SERVICE PROGRAMS

        CONSUMER HEALTHCARE SAVINGS PROGRAMS.    As of December 31, 2005, we had six consumer healthcare savings programs in most states:

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

        Some of these programs and some aspects of the programs are not available in all states. Members pay a one-time $30 or $20 (depending on the program) processing fee at the time of enrollment. Most members pay for the program on a monthly basis, either through automatic bank draft or credit card draft, although some elect to have their accounts drafted on a quarterly basis. Individuals who do not wish to have their accounts drafted are required to make a six-month or annual payment. Groups of five or more can also choose to be billed on a monthly basis.

        Members may cancel their membership at any time. We provide a 30-day money-back refund of the program fee in the event a member is not completely satisfied with the program, subject to the return of the identification cards. The application fee is non-refundable.

        Upon enrollment, new members receive a member kit that includes instructions on using the program and identification cards.

NETWORK CONTRACTS

        We contract with numerous preferred provider organization networks and other medical networks for access to their negotiated rates. With respect to our healthcare savings membership programs, we do not contract directly with any medical providers. We only select and utilize those networks that we believe can deliver adequate savings to our members, while providing support for our program with the healthcare providers. We pay each network utilized a per member per month amount for use of the network. Each network is only paid for those members authorized to utilize the network. Most of our network contracts are generally for a one-year term, with subsequent one-year renewal terms at our or the network's option. Networks may cancel their contracts with us, but in most cases, subject to notice provisions to provide time to locate a substitute network. Most of our network contracts are not exclusive, but have requirements that the network and we maintain the confidentiality of the terms of the contract. Our principal preferred provider organization for our healthcare savings membership programs is Private Healthcare Systems, Inc. Our subsidiary Access, through its own subsidiary, Advantage Care Network, does contract directly with medical providers.

CUSTOMER SERVICE

        We believe that a high level of customer service is critical to the success of our programs. We provide customer service for three types of individuals or organizations:

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

        Toll-free support is provided for the members and healthcare providers. We maintain multiple customer service centers with a total of 83 customer service representatives as of December 31, 2005. Of these, 40 support our discount healthcare programs and administer claims for those programs and 43 support our third-party administration services. These employees provide support for our members, our independent marketing representatives, and for providers. Our member and provider service centers are available Monday through Thursday from 7:30 a.m. to 7:00 p.m. central time and 7:30 a.m. to 6:00 p.m. on Friday. Our marketing representative service center is available Monday through Friday from 7:30 a.m. to 6:00 p.m. central time. Extensive on-the-job training is also provided to all of our new customer service representatives. Utilizing our systems, the customer service representatives are able to provide friendly but efficient service to our members, marketing representatives and network providers.

REPRESENTATIVE TRAINING

        We provide extensive training to our marketing representatives to assure that they accurately represent our products and services. This training is available in a variety of forms, including a training manual, audio and videotapes, local and regional training meetings and weekly conference calls. The training encompasses both product training as well as marketing training and sales techniques.

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

GOVERNMENTAL REGULATION

        We are subject to federal, state and local laws, regulations, administrative determinations, court decisions and similar constraints (hereinafter "regulations"). Because the nature of our services is relatively new to the marketplace, we may not be able to accurately predict which regulations will be applied to our business and we may become subject to new or amended regulations. Some of the areas of our business that are or may be governed by current or future regulations are:

  •
  our healthcare products, in that there is a possibility that our Care Entrée™ membership program will be regulated as an insurance company or a managed care company;

  •
  our product claims and advertising (including direct claims and advertising as well as claims and advertising by independent marketing representatives, for which we may be held responsible);

  •
  our network marketing organization; and

  •
  our medical escrow accounts held on behalf of our members.

  POSSIBLE INSURANCE COMPANY REGULATION AND OTHER STATE REGULATION.

        Our discount healthcare programs are not insurance and we are not subject to regulation as an insurance company or a seller of insurance. However, regulations in certain states currently regulate or restrict the offering of our programs.

        Occasionally, we receive inquires from insurance commissioners in various states that require us to supply information about our discount healthcare programs, representatives, etc. to the insurance commissioner or other state regulatory agency. To date, these agencies have concurred with our view that our discount healthcare programs are not a form of insurance (however, see "Item 3. Legal Proceedings"). There is no assurance that this situation will not change in the future, and an insurance commissioner will successfully challenge our ability to offer our programs without compliance with state insurance regulation. Furthermore, several states have recently enacted or introduced legislation and/or regulations that will likely affect the manner by which we sell our programs. Because this legislation or regulations are newly enacted or adopted, we do not know the scope and full effect on our operations, and there is a risk that compliance with such legislation and/or regulations could have material adverse affect on our operations and financial condition. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in the state. In addition, some states may view our programs as managed care, which would subject us to additional complex regulations and restrictions.

        Our discount healthcare programs are also subject to the review of the attorney generals in each state, particularly as they relates to the network marketing aspect of the program. The Care Entrée™ commission plan was designed to meet the requirements of each state, and we have had no challenges of the plan from any state attorney general. However, the laws in any state or the interpretation of these laws could change at any time and we may be prevented from selling memberships in our Care Entrée™ programs as a result of the changes.

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

        Our network marketing organization and activities are subject to scrutiny by various state and federal governmental regulatory agencies to ensure compliance with various types of laws and regulations. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of "pyramid" or "endless chain" types of selling organizations. The compensation structure of these selling organizations is very complex, and compliance with all of the applicable laws is uncertain in light of evolving interpretation of existing laws and the enactment of new laws and regulations pertaining to this type of product distribution. As of the date of this report, we are not aware of any legal actions pending or threatened by any governmental authority against us regarding the legality of our network marketing operations.

        As of December 31, 2005, we had marketing representatives in 44 states and the District of Columbia. We review the requirements of various states, as well as seek legal advice, regarding the structure and operation of our network marketing ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our network operations, nor are we relying on a formal opinion of counsel to that effect. We accordingly are subject to the risk that one or more of our network marketing organizations could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

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

COMPETITION

        CONSUMER HEALTHCARE SAVINGS PROGRAMS.    Competition for program members within the medical savings industry is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of the products and services through other channels of distribution. Although not permitted under the current agreements with our representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Competition for new representatives is intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

        Our principal competitors are AmeriPlan, Full Access Medical, New Benefits, Inc., CAREington International, International Association of Businesses (IAB), Family Care and Prudent Choice. We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

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

EMPLOYEES

        As of December 31, 2005, we had 180 full-time employees in the following departments:

Customer Services and Claims Administration	83
Executive and Administration	24
Information Services	12
Provider Relations	12
Finance and Accounting	12
Sales and Marketing	10
Data Entry	10
Quality Assurance	9
Utilization Review and Management	8

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

ITEM 1A. RISK FACTORS

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

  •
  require us to seek a merger partner; or

  •
  require us to sell additional stock on terms that are highly dilutive to our stockholders.

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

OUR REVENUES ARE LARGELY DEPENDENT ON THE INDEPENDENT MARKETING REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.

        Our success and growth depend in large part upon our ability to attract, retain and motivate the network of independent marketing representatives who principally market our Care Entrée™ medical savings program. Our independent marketing representatives typically offer and sell the Care Entrée™ program on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our Care Entrée™ program. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our Care Entrée™ program and operations.

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

A LARGE PART OF OUR REVENUES ARE DEPENDENT ON KEY RELATIONSHIPS WITH A FEW PRIVATE LABEL RESELLERS AND WE MAY BECOME MORE DEPENDENT ON SALES BY A FEW PRIVATE LABEL RESELLERS.

        Our revenues from sales or our independent marketing representatives have declined and continue to decline. As a result, we have become more dependent on sales made by private label resellers to whom we sell our discount medical programs. If sales made by our independent marketing representatives continue to decline or if our efforts to increase sales through private label resellers succeed, we may become more dependent on sales made by our private label resellers. Because a large number of these sales may be made by a few number of resellers, our revenues and operating results may be adversely affected by the loss of our relationship with any of those private label resellers.

DEVELOPMENT AND MAINTENANCE OF RELATIONSHIPS WITH PREFERRED PROVIDER ORGANIZATIONS ARE CRITICAL AND THE LOSS OF SUCH RELATIONSHIPS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        As part of our business operations, we must develop and maintain relationships with preferred provider organizations within each market area that our services are offered. Development and maintenance of these relationships with healthcare providers within a preferred provider organization is in part based on professional relationships and the reputation of our management and marketing personnel. Because many members that receive healthcare services are self-insured and responsible for payment for healthcare services received, failure to pay or late payments by members may negatively affect our relationship with the preferred provider organizations. Consequently, preferred provider organization relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships and members' failures to pay for services received. The loss of a preferred provider organization within a geographic market area may not be replaced on a timely basis, if at all, and may have a material adverse effect on our business, financial condition and results of operations.

WE CURRENTLY RELY HEAVILY ON ONE KEY PREFFERED PROVIDER ORGANIZATION AND THE LOSS OF OR A CHANGE IN OUR RELATIONSHIP WITH THIS PROVIDER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

        Private Healthcare Systems, Inc. is the principal preferred provider organization through which our members obtain savings on healthcare services through our Care Entrée™ program. The loss of Private Healthcare Systems as a preferred provider organization or disruption of our members' access to this preferred provider organization could adversely affect our business. While we currently enjoy a good relationship with Private Healthcare Systems, there are no assurances that we will continue to have a good relationship with this network in the future, or that the network may choose to partner with one of our competitors or compete directly with our Care Entrée™ program.

WE FACE COMPETITION FOR MARKETING REPRESENTATIVES AS WELL AS COMPETITIVE OFFERINGS OF HEALTHCARE PRODUCTS AND SERVICES.

        Within the medical savings membership industry, competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of such products and services through other channels of distribution. Although not permitted under the current agreements with our marketing representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Furthermore, marketing representatives have a variety of products that they can choose to market, whether competing with us in the healthcare market or not. Our business operations compete in two channels of competition. First, we compete based upon the healthcare products and services offered. These competitors include companies that offer healthcare products and services through membership programs much like our programs, as well as insurance companies, preferred provider organization networks and other organizations that offer benefit programs to their customers. Second, we compete with all types of network marketing companies throughout the U.S. for new marketing representatives. Many of our competitors have substantially larger customer bases and greater financial and other resources.

        We provide no assurance that our competitors will not provide healthcare benefit programs comparable or superior to our programs at lower membership prices or adapt more quickly to evolving healthcare industry trends or changing industry requirements. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could adversely affect our business, financial condition and results of operations. There is no assurance that we will be able to compete effectively with current and future competitors.

WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION MUCH LIKE AN INSURANCE COMPANY AND THIS REGULATORY OVERSIGHT MAY ADVERSELY AFFECT OR LIMIT OUR OPERATIONS.

        The membership and healthcare benefits we offer are sold without the need for an insurance license by any federal, state or local regulatory licensing agency or commission. In comparison, companies that provide insurance benefits and operate healthcare management organizations and preferred provider organizations are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. Several state regulatory agencies and commissions have determined that our Care Entrée™ programs are subject to governmental regulation. We do not know the full extent of these regulations and additional states may also impose regulation. Our need to comply with these regulations may adversely affect or limit our future operations.

WE HAVE A FIDUCIARY RESPONSIBILTY TO OUR MEMBERS THROUGH OUR TOTAL CARE AND ESSENTIAL CARE PROGRAM OFFERINGS. IN THIS CAPACITY, WE COULD BE LIABLE FOR THE LOSS OF MEMBERS' FUNDS DEPOSITED WITH US IN ESCROW.

        In the fourth quarter of 2002, we initiated a medical savings program through our Total Care and Essential Care programs that was processed through our subsidiary Foresight, and is now processed through our subsidiary Access Administrators, Inc., as a third-party administrator. Under this medical savings program, funds collected from members are held in escrow for the benefit of the member as a source of payment for healthcare services obtained through our Total Care and Essential Care programs. Under the medical savings program we have a fiduciary responsibility to our members for the funds held for their benefit much like a trustee. In the unforeseen event of a loss of these funds while being held by us or our failure to implement and maintain adequate internal controls, we will be responsible and liable to the affected members for any such loss, including any consequential damages suffered by the members, which liability could be substantial.

AS A RESULT OF THE INTRODUCTION OF MEDICAL ESCROW ACCOUNTS, OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY CONTINUE TO BE ADVERSELY IMPACTED BY A DECREASE IN THE NUMBER OF HEALTHCARE SAVINGS PROGRAM MEMBERSHIPS THAT WE CAN SELL AND MAINTAIN.

        While we believe that the introduction of our medical escrow accounts was an important product evolution, the initial impact of this introduction has negatively affected our business. This impact is the result of additional difficulties in selling and maintaining memberships in our program because of the added complexity. There is no assurance that we will be able to overcome these difficulties, and we may not be able to increase the number of memberships that are sold and maintained. As a result, our financial position and results of operations may be negatively affected.

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

        Our network marketing organization is subject to legality challenge by our marketing representatives, both individually and as a class. Generally, these challenges would be based on claims that our marketing network program was operated as an illegal "pyramid scheme" in violation of federal securities laws, state unfair practice and fraud laws and the Racketeer Influenced and Corrupt Organizations Act. Proceedings resulting from these claims could result in significant defense costs, settlement payments or judgments, and could have a material adverse effect on us.

WE MAY HAVE EXPOSURE AND LIABILITY RELATING TO NON-COMPLIANCE WITH THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND THE COST OF COMPLIANCE COULD BE MATERIAL.

        In April 2003, privacy regulations were promulgated by The Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Healthcare plans, providers and claims administrators are required to conform their electronic and data processing systems with HIPAA's electronic transaction requirements. While we believe we are currently compliant with these regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal and civil sanctions.

DISRUPTION IN OUR OPERATIONS DUE TO IMPLEMENTATION OF OUR NEW MANAGEMENT INFORMATION SYSTEM MAY OCCUR AND COULD AFFECT OUR CLIENT RELATIONSHIPS.

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

        In connection with our acquisitions of The Capella Group and Access, we recorded goodwill that, at December 31, 2005, had an aggregate asset value of $13,072,000. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

WE MAY FAIL TO REALIZE SOME OR ALL OF THE ANTICIPATED BENEFITS OF OUR ACQUISITION OF ACCESS AND THAT FAILURE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION.

        Our combined company may fail to realize some or all of the anticipated benefits and synergies of our acquisition of Access as a result of, among other things, the failure of Access to renew or maintain its existing service agreements. In addition, the integration of Access' business and operations with those of Precis may take longer than anticipated, may be more costly than anticipated, and may have unanticipated adverse results relating to Access' or Precis' existing businesses or customer base.

IF WE ISSUE SUBSTANTIAL SHARES OF OUR COMMON STOCK UPON ACCESS MEETING CERTAIN EARNINGS TARGETS, OUR STOCKHOLDERS COULD SUFFER DILUTION OF THEIR INVESTMENT AND OUR STOCK PRICE COULD DECLINE.

        We will be required to issue up to 712,459 of additional common stock shares in the event Access attains certain levels of earnings before income tax, depreciation and amortization during 2006. The issuance of these shares could have a substantial dilutive effect on our outstanding common stock as of the date of this report and their market value. The issuance of additional common stock may also adversely affect the terms under which we could obtain additional equity capital.

OUR SUBSIDIARY, ACCESS, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        Access provides full service third party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. Their primary market is governmental entities in the El Paso, Texas metropolitan area, including cities and school districts. There is a limited number of these types of entities in the El Paso Metropolitan area. A material portion of the revenues of Access is derived from its contractual relationships with a few key governmental entities. The loss of any of these relationships would adversely affect on our operating results and the loss of more than one of these relationships could have a material adverse effect on our financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        We are not an accelerated filer or a large accelerated filer (as such items are defined in Rule 12b-2 of the Exchange Act) or a well-known seasoned issuer (as such term is defined under Rule 405 of the Securities Act). While this item is not required, we can report that as of the date of this report, there are no pending unresolved comments received from the staff of the Securities and Exchange Commission.

ITEM 2. DESCRIPTION OF PROPERTY

        Our corporate offices, operations, and insurance agency are located in 25,000 square feet at 2040 N. Highway 360, Grand Prairie, Texas 75050. The offices are occupied under a lease agreement with an unaffiliated third party that expires December 15, 2006.

        Access occupies 17,610 square feet at 7100 Westwind, Suite 105, El Paso, Texas, 79912. These offices are occupied under a lease agreement with an unaffiliated third party that expired October 31, 2005. From November 1, 2005 through May 31, 2006, we have and will occupy these offices on a month-to-month basis.

        We consider our leased office space to be adequate for our needs. In the event we are required to relocate our office upon termination of the existing leases, we believe other office space is available on comparable lease terms.

        We also have leased machinery and equipment on terms expiring in December 2006. The following table presents our commitment under these leases.

Description	Payments Due by Period
Contractual Obligation	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases on real property	$356,000	$356,000	—	—	—
Operating leases on personal property	6,000	6,000	—	—	—

Total operating leases	$362,000	$362,000	—	—	—

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

  Kirk, et al v. Precis, Inc. and David May

        On September 8, 2003, the case styled "Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA's, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants" was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA's, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. Until his employment ended in January 2004, David May served as our Secretary and Vice President and General Counsel.

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

        On July 13, 2005, the court entered a judgment in favor of Precis, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The plaintiffs have appealed the judgment. While we cannot provide any assurance as to the outcome of the appeal, we believe that there exists no basis on which the judgment will be overturned.

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

        The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory and equitable relief. Plaintiffs' First Amended Complaint set forth three distinct claims under California law. Plaintiffs' first cause of action alleged that the operation of the Care Entrée™ program by Defendants Precis, Inc. and The Capella Group, Inc. violates Health and Safety Code Section 445 ("Section 445"), which governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code Sections 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. ("Section 1812.100"). Plaintiffs' third cause of action sought relief under Business and Professions Code Section 17200, California's Unfair Competition Law.

        We have fully settled all the claims brought by the California Foundation for Business Ethics, Inc. With the Zermeno plaintiffs, we have settled the causes of action related to Civil Code Sections 1812.119 and 1812.123. The claim related to Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788. The court tentatively ruled on June 28, 2005, that the plaintiffs did not have standing to bring these remaining claims. The plaintiffs' motions for summary judgment were denied at a hearing in November 2005. The issue of plaintiffs' standing was not finally resolved at that hearing. An unfavorable outcome in this case would have a material adverse effect on our financial condition and would limit our ability (and that of other medical discount cards) to do business in California.

        We believe that we have complied with all applicable statues and regulations in the state of California. Although we believe the Plaintiffs' remaining claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

  State of Texas v. The Capella Group, Inc. et al

        The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005. The lawsuit alleges that Care Entrée directly and through Equal Access Health, Inc. (a party unaffiliated with us, but with whom we contracted for the sale of our programs), violated certain provisions of the Texas Deceptive Trade Practices—Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution. We believe that the allegations are without merit and will vigorously defend the lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264. We believe that the allegations are without merit and intend on defending the lawsuit. Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers including those located in Texas and elsewhere. An unfavorable outcome in this litigation could have a material adverse effect on our financial condition and on our operations. We cannot provide any assurance regarding the outcome or results of this litigation.

  The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive

        On October 18, 2005, our subsidiary, The Capella Group, Inc. d/b/a Care Entrée ("Capella") initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive. Lucinda Ehnes is the Director of the California Department of Managed Health Care (the "DMHC").

        The DMHC is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the "Knox-Keene Act"), a set of laws that regulate healthcare maintenance organizations or HMOs and impose licensing requirements on those organizations. This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare. In 2001 the DMHC issued its interpretive opinion that concluded that the healthcare discount programs like those offered and sold by Capella are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Act is not applicable. We believe that the DMHC does not have jurisdiction over healthcare discount programs like that of Capella's Care Entrée program.

        In the first half of 2005, DMHC initiated an investigation to determine the applicability the Knox-Keene Act to the membership programs offered and sold to California residents as a form of "health care service plan." In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella's Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, effectively under the jurisdiction of the DMHC.

        In the lawsuit, Capella is requesting a declaratory judgment finding that the Care Entrée discount program is not a "health care service plan" within the meaning of the Knox-Keene Act and therefore not subject to the Act and that the DMHC has neither the authority nor the jurisdiction to issue the Cease and Desist Order. In accordance with the Knox-Keene Act, Capella is seeking a declaratory judgment and injunction to prevent enforcement of the Cease and Desist Order by the Director of DMHC.

        We cannot provide assurances that we will be successful in this lawsuit or in defending the DHMC action. Findings against Capella and in favor of the DMHC and its Director could have a material adverse effect on our financial condition and on our operations in California and overall results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to vote of our security holders during the three months ended December 31, 2005.

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

	CLOSING SALE PRICE
	COMMON STOCK
QUARTER ENDED
	HIGH	LOW
March 31, 2004	$4.50	$3.66
June 30, 2004	$3.89	$2.48
September 30, 2004	$3.12	$2.32
December 31, 2004	$3.04	$2.25
March 31, 2005	$2.72	$1.69
June 30, 2005	$1.94	$0.78
September 30, 2005	$1.51	$1.01
December 31, 2005	$1.97	$1.54

        On March 29, 2006, the closing sale price of the common stock as quoted on the Nasdaq SmallCap Market was $1.50. On March 29, 2006, there were approximately 255 record holders of our common stock.

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

        SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.    The following table sets forth as of December 31, 2005, information related to each category of equity compensation plan approved or not approved by our stockholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our stockholders are our 1999 Stock Option Plan, our 2002 Stock Option Plan and our 2002 IMR Stock Option Plan. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

Plan Category	Number of Shares Underlying Unexercised Options and Warrants	Weighted- Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans(1)
Equity compensation plans approved by our stockholders:
2002 Non employee stock option plan	500,000	$3.87	—
2002 IMR stock option plan	116,354	$4.66	383,646
1999 stock option plan	633,000	$2.95	718,750

	1,249,354	$3.48	1,102,396

Equity compensation plans not approved by our stockholders:
Stock option grants to non-employee directors in 2000 and 2001(2)	52,000	$3.55	—

Total	1,301,354	$3.48	1,102,396

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

UNREGISTERED SECURITIES SOLD DURING PRECEDING THREE YEARS

        THE ACQUISITION OF ACCESS.    We acquired Access in June 2004 from National Center for Employment of the Disabled, Inc., a Texas nonprofit corporation ("NCED"), for a purchase price of up to $9,350,000 plus payment of acquisition costs. The purchase price is in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of Access (EBITDA") for a 2004, 2005 and 2006. The total consideration to the seller paid and accrued through December 31, 2005 was $7,864,000 which includes paid in cash of $3,710,500, distribution of 1,836,989 shares with a value of $3,110,500, accrued cash consideration of $521,500 and 308,494 accrued shares valued at $521,500. Both the accrued cash consideration and shares were distributed in 2006. Total acquisition costs through December 31, 2005 were $393,000 including $127,000 accrued for at December 31, 2005. Including both consideration paid and acquisition costs, the total purchase price is $8,257,000. This offering was made pursuant to the applicable registration exemptions of Rule 506 of Regulation D of the Securities and Exchange Commission, Section 4(2) of the Securities Act of 1933, and applicable state securities laws. Pursuant to Registration Statement on Form S-3 (Number 333-130978), we registered 1,836,989 of the shares issued to NCED. No sales commissions or other remuneration or fees were paid in connection with the issuance and delivery of the shares to NCED.

ITEM 6. SELECTED FINANCIAL DATA

        The selected statement of operations and cash flow data presented below for each of the three years ended on December 31, 2005, 2004 and 2003 and the balance sheet data as of December 31, 2005 and 2004 have been derived from our consolidated financial statements included elsewhere in this report (dollars in thousands except share and per share information).

	For the Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:(1)(2)
Revenues	$30,143	$37,438	$40,224	$40,455	$13,568
Operating expenses—
Cost of operations	10,973	14,732	12,043	10,208	2,474
Sales and marketing	6,987	10,971	15,212	16,702	6,398
General and administrative	13,088	12,142	6,014	5,694	2,156
Amortization of goodwill(4)	—	—	—	—	579
Impairment charge for goodwill	12,900	2,000	—	—	—

Total operating expenses	43,948	39,845	33,269	32, 604	11,607

Operating (loss) income	(13,805)	(2,407)	6,955	7,851	1,961
Other income (expense)—
Interest income (expense), net	159	(57)	(153)	(67)	51

(Loss) Earnings before income taxes	(13,646)	(2,464)	6,802	7,784	2,012
Provision for income tax expense (benefit)	41	(650)	2,524	2,662	221

(Loss) earnings from continuing operations	(13,687)	(1,814)	4,278	5,122	1,791
Gain on sale of discontinued operations, net of taxes	300	—	—	—	—
Earnings (loss) from discontinued operations	16	(142)	(189)	356	810

Net (loss) earnings	(13,371)	(1,956)	4,089	5,478	2,601
Preferred stock dividend	—	—	—	14	236

Net (loss) earnings applicable to common stockholders	$(13,371)	$(1,956)	$4,089	$5,464	$2,365

Earnings (loss) per share:(3)
Basic
-From continuing operations	$(1.10)	$(0.15)	$0.36	$0.43	$0.20

-From discontinued operations	$0.02	$(0.01)	$(0.01)	$0.03	$0.10

Diluted
-From continuing operations	$(1.10)	$(0.15)	$0.35	$0.43	$0.19

-From discontinued operations	$0.02	$(0.01)	$(0.01)	$0.03	$0.10

Weighted average number of common shares outstanding:(3)
Basic	12,432,591	11,921,946	11,848,789	11,790,650	8,000,042

Diluted	12,432,591	11,921,946	11,924,214	11,996,222	8,051,607

Cash Flows Data:
Net cash provided by operating activities	$514	$1,759	$7,819	$3,989	$3,079
Net cash used in investing activities	$(1,572)	$(2,595)	$(945)	$(920)	$(1,703)
Net cash used in financing activities	$(964)	$(1,969)	$(1,398)	$(1,213)	$(2,163)

	December 31,
	2005	2004
Balance Sheet Data:
Cash and cash equivalents	$6,261	$8,283
Current assets	14,954	15,324
Working capital	4,692	6,451
Total assets	30,864	41,320
Current liabilities	10,262	8,873
Total liabilities	10,500	8,951
Stockholders' equity	20,364	32,369

(1)
We acquired Access in June 2004 for a purchase price of up to $9,350,000 plus payment of up to $424,000 in acquisition costs. The purchase price is in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of Access (EBITDA") for a 2004, 2005 and 2006. The total consideration to the seller paid and accrued through December 31, 2005 was $7,864,000 which includes paid in cash of $3,710,500, distribution of 1,836,989 shares with a value of $3,110,500, accrued cash consideration of $521,500 and 308,494 accrued shares valued at $521,500. Both the accrued cash consideration and shares were distributed in 2006. Total acquisition costs through December 31, 2005 were $393,000 including $127,000 accrued for at December 31, 2005. Including both consideration paid and acquisition costs, the total purchase price is $8,257,000. We anticipate that Access may continue to achieve 2006 EBITDA levels requiring additional payments and deliveries of our common stock shares, the amount of which is not determinable as of the date of the report.

(2)
Certain reclassifications have been made to prior period financial information to conform to the current presentation of the financial information.

(3)
For the year ended December 31, 2005 and 2004, 25,375 and 54,863 shares, respectively, related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

(4)
After the effective date of Financial Accounting Standard No. 142 in 2001, goodwill amortization ceased.

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

        Our Independent Marketing Representatives (IMRs) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of that members' enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. We pay a total of up to 35% in override commissions down through seven levels. Independent marketing representatives can also earn a commission equal to the membership fees if three or more program members are enrolled in a month. In the month of membership sales, no override commissions are paid to the representative's upline. The total regular or ongoing commissions payout, including overrides on monthly membership sales after the enrollment month and our contribution to the bonus pools, is up to 60% of qualified membership sales.

        We also design healthcare membership programs for employer groups and third party marketers. Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing. We believe that our clients, their members and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies or inbound direct marketing to target the profiled needs of the clients' particular member base. Our memberships sold by third-party organizations are generally marketed using the third-party's name or brand or under our wholesale brand "For Your Good Health." We refer to these programs and membership sales as wholesale programs or private label programs. While the services offered to consumers by these private label programs are generally similar to the services we offer through Care Entrée™, each of the private label programs can bundle our services to fit the needs of their consumers. For instance, some of our private label programs do not offer a self-funded escrow program to their members.

EMPLOYER AND GROUP HEALTHCARE SERVICES

        For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we offer a more streamlined version of our healthcare products and programs. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized. With our acquisition of Access in June 2004, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. With the services of Access, we offer a more complete suite of healthcare services. We are able to provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims. From a sales distribution standpoint, we have the ability to grow Access' regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States. Access' primary area of expertise is in the public sector market.

FINANCIAL SERVICES

        In September 2003, we organized our wholly-owned subsidiary Care Financial of Texas, L.L.C. Through Care Financial, we offer our high deductible and scheduled benefit insurance policies. In addition, we have recently added a suite of products including life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) offered through Care125, a division of Foresight Inc.. The high deductible and scheduled benefit insurance policies, HRAs and medical and dependent care FSAs, when combined with the Care Entrée™ program, offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. The HRAs and medical and dependent care FSAs are also sold by our independent marketing representatives who, from a regulatory standpoint, are not required to be licensed to sell these products. The life insurance products serve to complement our healthcare product offerings by addressing our members' overall financial condition. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents.

RENTAL PURCHASE AND CLUB MEMBERSHIP PROGRAMS (DISCONTINUED)

        Until December 1, 2005, we also designed club membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs were offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts. Program members are offered and provided our third-party vendors' products and services. The products and services were bundled, priced and marketed to target the profiled needs of the clients' particular customer base. Most of our club membership programs were sold by third-party organizations, generally in connection with a point-of-sale transaction. We refer to these programs and membership sales as wholesale programs. Revenues from these programs have represented a lesser portion of our revenues in recent years than in the past. In December 2005, we sold substantially all of the assets of this subsidiary and discontinued its operations.

OPERATIONAL REVIEW

        The year ended December 31, 2005 was another year of significant challenge. We implemented member escrow accounts during the fourth quarter of 2002 in response to the market changes in the healthcare savings industry, and on October 1, 2003, we expanded the escrow requirements to all programs offering access to medical doctors and physicians. As a result of this change, we required all of our members (other than those whose memberships are sold by our private label partners) to fund and maintain Personal Medical Accounts ("PMAs") to provide the healthcare providers with a form of payment assurance prior to receipt of healthcare services. As of December 31, 2005, the percentage of our individual members who have escrowed funds with us was approximately 47.0% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated.

        Our healthcare membership base was approximately 38,000 members as of December 31, 2005, as compared to 57,000 members as of December 31, 2004 and 81,000 members as of December 31, 2003, a decrease of approximately 19,000 members or 33.4% during 2005. The reduction in our healthcare membership base resulted from declining market share in the healthcare savings market, due in part to the implementation of the required PMAs, as well as provider acceptance issues in some markets. Additionally, we lost a significant wholesale (private label) customer in mid-2005. Also, our independent marketing representative base experienced a significant reduction in 2003 through 2005.

        Although the Personal Medical Account requirements implemented in late 2002 negatively impacted our membership base and consequently our revenues and net earnings in 2005 and 2004, these changes were required to help provide assurance of payment to the healthcare providers and accordingly, their continued willingness to provide healthcare services to our members. This strategic move was thought to be critical to our long-term operational and financial viability in the health card savings market as many healthcare providers throughout the United States were reluctant to accept a "health discount" card. The success of our new healthcare product offering has been mixed. The growth of our members escrow or cash-in-trust to $5,585,000 as of December 31, 2005 from $108,000 as of December 31, 2002 provides preliminary although not conclusive evidence of some degree of acceptance of this form of medical savings product offering. In order to address the issues of assurance of payment to the providers and acceptance of the discount cards by those providers, we have recently explored alternative products. We have developed a line of affordable insurance products that are sometimes referred to as "scheduled benefit," "limited benefit" or "defined benefit" policies. These products are much less expensive than traditional comprehensive healthcare insurance and usually do not require the member to undergo any underwriting. As such, they are available to all individuals, regardless of health condition. The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred costs. Sometimes, the policies allow the benefit to be assigned directly to the provider, eliminating the need for the member to pay the provider directly and then seek reimbursement. These policies pay a certain amount for services. For instance, a member could choose a program entitled him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days. The sale of some of these programs requires an insurance license. In this case, we will sell them only through our representatives that hold the appropriate license. Some of these programs, however, will be offered at no cost to the member as part of the member's enrollment in an association. In this case, the sale of the membership does not require a license in most states. We commenced sales of these new products in the first quarter of 2006. While it is too early to assess the market acceptance of these new products, it is hoped that they will address the issues of assurance of payment to the providers and acceptance of the discount cards by those providers more successfully than the escrow or PMA products.

        Our operating results benefited from the acquisition of Access in June of 2004. While included in operations for only slightly more than six months during 2004, Access contributed $3,670,000 or 10% to our 2004 revenue and $299,000 of net earnings (after taxes) to partially offset our other losses. In 2005, Access contributed revenues of $8,288,000 and net earnings (after taxes) of $1,609,000. Access has successfully secured multi-year contracts on favorable terms with its two largest clients and has brought us a stable source of revenue. Moreover, we have realized certain intangible benefits from the acquisition. For instance, we have broadened the management responsibilities of several members of Access' management team to company-wide roles. Our new Chief Operating Officer, Frank Apodaca, is the President and Chief Executive Officer of Access and he will be implementing, on a company-wide basis, operational controls that have been successful at Access.

        In 2005, we introduced "Vergance," a new network marketing distribution channel that is a division of Precis. Vergance offers wellness products, including nutraceuticals under the retail name "Natrience," and discounted healthcare services under the retail name "QuickCare." Vergance did not materially contribute to our revenues in 2005. More information on its results is contained throughout this report. Vergance is essentially a start-up operation. During the third and fourth quarters of 2005, we incurred total net costs associated with this new operation of $316,000. We are monitoring its progress in 2006.

Critical Accounting Policies

Revenue Recognition

  Healthcare Membership Revenues

        We recognize our Care Entrée™ program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members' credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, our private label partners bill their members for the membership fees and our portion of the membership fees is periodically remitted to us. During the time from the billing of these private-label membership fees and the remittance to us, we record a receivable from the private label partners and record an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.

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

  Access Third Party Administration

        Access' principal sources of revenues include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.

Commission Expense

        Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in or renewed our Care Entrée™ program. Commissions are only paid in the following month when we have received the related monthly membership fees. We do not pay advanced commissions on membership sales. Commissions are based on established commission schedules and are determined and accrued based upon the recognition of the related healthcare membership revenue, as described above.

Acquisitions

        As discussed above, in 2004, we acquired Access for $3,666,000 that includes $2,304,000 of goodwill, $1,400,000 of contracts acquired, $274,000 of working capital and $206,000 of fixed assets, offset by $518,000 of deferred tax liability. Furthermore, we agreed to make additional purchase price payments and stock deliveries if Access were to achieve and exceed certain operating performance levels. Additional consideration of $1,120,000 was paid in April 2005 based on Access' first quarter 2005 performance, $1,051,000 was paid in July 2005 based on Access' second quarter 2005 performance, $1,250,000 was paid in October 2005 based upon Access' third quarter 2005 performance and $1,043,000 was accrued at December 31, 2005 based upon Access' fourth quarter 2005 performance. Additional acquisition costs consisting of contingent transaction fees of $127,000 were also accrued at December 31, 2005 and recorded as an addition to goodwill. The increased purchase price was recorded as a $4,591,000 addition to goodwill, increasing goodwill attributable to the Access acquisition to $6,895,000 at December 31, 2005 from $2,304,000 at December 31, 2004. The allocation of $6,895,000 to goodwill (including amounts recorded at the initial closing) is considered appropriate, as Access strategically complements the Company's healthcare service offering.

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

Intangible Asset Valuation

        Our intangible assets as of December 31, 2005, consisted primarily of $13,072,000 of goodwill. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. Additionally, intangible assets include $1,260,000 of contracts, net of amortization, acquired as part of our acquisition of Access. During the year ended December 31, 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight, Inc. Due to the continuing decline in members and revenues of the Consumer Healthcare Savings segment to a lower level than management had previously predicted and the pending litigation and regulatory activity that was announced in the second quarter of 2005, we completed an impairment test of the goodwill as of June 30, 2005. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. An independent valuation consultant was engaged by the Company to estimate fair values for that reporting unit using discounted cash flow projections and other valuation methodologies in evaluating and measuring a potential impairment charge. Based upon management's cash flow projections and the consultant's independent valuation, the Company recorded a goodwill impairment related to The Capella Group, Inc. of $9,900,000 in the second quarter of 2005. In the fourth quarter of 2005 a second analysis was performed based on a revised forecast which resulted in the booking of an additional goodwill impairment of $3,000,000. To the extent that, in the future, our estimates change or our stock price decreases, further goodwill write-downs may occur. Those assessments of the carrying value of goodwill were each reviewed and approved by our Audit Committee of our Board of Directors.

Income Taxes

        Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During 2005, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and increased the allowance by $116,000 to $116,000 against the carrying amount of the deferred tax assets because in our opinion it is more probable than not that some of those assets will not be realized. In December 2005, we entered into several tax-motivated transactions with the goal of maximizing refunds which will be received in early 2006 from carryback of tax deductions taken in 2005 against income taxes previously paid in 2003.

Reclassifications

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

Results of Operations

Consumer Healthcare Savings

        The operating results for our Consumer Healthcare Savings segment were as follows:

	For the Twelve Months Ended December 31 (dollars in thousands),
	2005	Percent Change	Dollar Change	2004	Percent Change	Dollar Change	2003
Revenues	$21,217	(35.0)%	$(11,408)	$32,625	(18.1)%	$(7,225)	$39,850
Operating expenses:
Cost of operations	8,047	(38.8)%	(5,103)	13,150	9.2%	1,107	12,043
Sales and marketing	6,642	(37.2)%	(3,932)	10,574	(30.2)%	(4,575)	15,149
General and administrative	6,442	(16.4)%	(1,264)	7,706	61.1%	2,923	4,783

Total operating expenses	21,131	(32.8)%	(10,299)	31,430	(1.7)%	(545)	31,975

Operating income	$86	(92.8)%	$(1,109)	$1,195	(84.8)%	$(6,680)	$7,875

	For the Twelve Months Ended December 31,
Percent of Revenues:
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of operations	37.9%	40.3%	30.2%
Sales and marketing	31.3%	32.4%	38.0%
General and administrative	30.4%	23.6%	12.0%

Total operating expenses	99.6%	96.3%	80.2%

Operating income	0.4%	3.7%	19.8%

Certain prior period amounts have been reclassified to conform to the current period's presentation.

        Revenues.    Our Consumer Healthcare Savings programs having been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment. While this feature has shown success in improving acceptance by providers, it has made our programs more complex and difficult to sell. As of December 31, 2005, the percentage of our individual members who have escrowed funds with us was approximately 47.0% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated. In some of the states in which we have a significant number of members, especially Florida, Texas and California, our healthcare savings products are under scrutiny and criticism by state regulators and officials. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. The table below reflects the decline in our Consumer Healthcare Savings program membership over the preceding 24 months:

Care Entrée Membership
(Count at End of Quarter)

	1st Qtr 2004	2nd Qtr 2004	3rd Qtr 2004	4th Qtr 2004	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005
Member count	79,087	74,617	63,840	56,955	51,895	46,514	41,958	37,952
Percent change	-2.70%	-5.65%	-14.44%	-10.78%	-8.88%	-10.37%	-9.79%	-9.55%
Average revenue per member, net of sales and marketing costs	$26.56	$25.81	$25.69	$25.02	$25.70	$26.24	$26.16	$24.03

        The drop in average revenue per member, net of sales and marketing costs, in the fourth quarter of 2005 is primarily the result if a $220,000 increase in consulting costs related to fourth quarter 2005 sales and marketing initiatives.

        Although the implementation of escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004 and 2005, the escrow requirements were necessary to provide some assurance of payment to the healthcare providers and, accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market, as many healthcare providers throughout the United States will no longer accept a "health discount" card. We are currently exploring additional alternatives that may address the healthcare providers' concerns related to assurance of payment and that may be better received by potential members as well as our current members. The likelihood of success of new healthcare product offerings is difficult to predict. Therefore, the long-term impact, whether favorable or unfavorable, of the introduction of a new or restructured healthcare savings product on revenues and net earnings may remain unknown for a substantial period following their introduction.

        The growth of our members' escrow or cash-in-trust to $5,585,000 as of December 31, 2005 from $4,922,000 as of December 31, 2004 and from $2,768,000 as of December 31, 2003, provides some indication that, while overall memberships have continued to decline, those members who do participate in the escrow-based form of our healthcare savings program continue to increase their escrow deposits with us.

        Throughout 2005, we have continued the measures and initiatives commenced earlier in the year to improve our operating efficiencies and performance, especially through cost reductions. These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned, (ii) the termination of certain equipment capital leases, (iii) personnel reductions and other cost reduction actions, (iv) the exploration of additional products to compliment our core healthcare savings product, and (v) the providing additional compensatory incentives to our independent marketing representatives. These measures have successfully reduced the cost structure associated with our Care Entrée™ and private label membership programs. We believe the annualized estimated cost savings will be significant. During the first quarter of 2006, we resumed sales of our consumer healthcare savings products to a private-label reseller who, in early 2005, had discontinued sales of those products. That, together with other improvements in the sales of those products, has led to increases in new enrollments such that, as of the last half of that first quarter of 2006, the decline in memberships appears, for now, to have ended.

        Cost of Operations.    The decrease in cost of operations was primarily due to reductions in fixed costs of $1,118,000 primarily related to termination of certain equipment leases, described above, as well as decreased variable costs of $2,584,000 primarily due to decreased provider network and bank fees related to decreased revenue in our Consumer Healthcare Savings segment. Additionally, we wrote off $788,000 of unreserved trade and note receivables from certain of our private label partners in the fourth quarter of 2004. The increase in cost of operations as a percentage of revenue from 2003 to 2004 of 10.1% is primarily due to the provision charge for doubtful accounts in 2004 and increase in additional processing costs of $733,000 to administer escrow and claims processing.

        Sales and Marketing Expenses.    The decreases in sales and marketing expenses from 2004 to 2005 and from 2003 to 2004 were primarily due to decreases in commissions related to the decreased membership revenue of the Care Entrée™ program. These commission decreases were accentuated by the departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée program is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of revenue. The decrease from 2004 to 2005 was partially offset by $125,000 of personnel severance costs incurred during 2005. The decrease from 2003 to 2004 also includes decreases in sales staff and consulting costs of $450,000, other commission incentive programs of $83,000 and regional conventions of $83,000.

        General and Administrative Expenses.    General and administrative expenses declined from 2004 to 2005 due to the cost reduction measures discussed above, primarily related to reductions in employees and the associated salaries and benefits. The increase in General and Administrative expenses from 2003 to 2004 is primarily related to salary increases, severances and contract staff of $371,000, legal fees and settlements of $548,000, depreciation and amortization of $549,000, charitable contributions of $175,000, business development/advertising of $150,000 and increased expense on leased equipment of $128,000.

Employer and Group Healthcare Services

        The operating results for our Employer and Group Healthcare Services segment were as follows:

	For the Twelve Months Ended December 31 (dollars in thousands),
	2005	Percent Change	Dollar Change	2004	Percent Change	Dollar Change	2003
Revenues	$8,537	109.3%	$4,458	$4,079	100.0%	$4,079	$—
Operating expenses:
Cost of operations	2,850	80.2%	1,268	1,582	100.0%	1,582	—
Sales and marketing	—	—	—	—	—	—	—
General and administrative	3,942	111.1%	2,075	1,867	100.0%	1,867	—

Total operating expenses	6,792	96.9%	3,343	3,449	100.0%	3,449	—

Operating income	$1,745	177.0%	$1,115	$630	100.0%	$630	$—

	For the Twelve Months Ended December 31,
Percent of Revenue:
	2005	2004	2003
Revenues	100.0%	100.0%	—
Operating expenses:
Cost of operations	33.4%	38.8%	—
Sales and marketing	0.0%	0.0%	—
General and administrative	46.2%	45.8%	—

Total operating expenses	79.6%	84.6%	—

Operating income	20.4%	15.4%	—

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        Revenues.    The primary element of our Employer and Group Healthcare Services segment is our wholly-owned subsidiary, Access HealthSource, Inc. ("Access"), which we acquired in June 2004, through which we offer full-third party administration services. Through Access we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. Access helps us offer a more complete suite of healthcare service products. Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

        Employer and Group Healthcare Services' revenues during 2005 increased primarily because results of operations for Access were only included since the date of its acquisition on June 18, 2004. Had Access' results of operations been included throughout 2003 and 2004, revenues for this segment would have been $6,960,000 for 2004 and $6,161,000 for 2003, while operating income would have been $734,000 for 2004 and $360,000 for 2003. The increases of pro forma revenues and operating income during those years resulted primarily from the addition of a new service contract and expansion of services to two existing customers.

        Cost of Operations.    Cost of operations for the Employer and Group Healthcare Services segment increased primarily as the result of the increased revenue discussed above. The cost of operations as a percent of revenue decreased 5.4 percentage points as the result of the new service contract that allows our fixed cost of operations to be spread over more revenue dollars. Further contributing to the percentage decrease was the automation of claims processing which reduced our salary and related costs as a percentage of revenue. As such, we were able to generate a corresponding increase in operating income as a percentage of revenue.

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

Financial Services

        The operating results for our Financial Services segment were as follows:

	For the Twelve Months Ended December 31 (dollars in thousands),
	2005	Percent Change	Dollar Change	2004	Percent Change	Dollar Change	2003
Revenues	$389	(47.0)%	$(345)	$734	96.3%	$360	$374
Operating expenses:
Cost of operations	76	100.0%	76	—	N/A	—	—
Sales and marketing	345	(13.1)%	(52)	397	520.3%	333	64
General and administrative	568	(59.4)%	(830)	1,398	227.4%	971	427

Total operating expenses	989	(44.9)%	(806)	1,795	265.6%	1,304	491

Operating loss	$(600)	(43.4)%	$461	$(1,061)	806.8%	$(944)	$(117)

	For the Twelve Months Ended December 31,
Percent of Revenues:
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of operations	19.5%	0.0%	0.0%
Sales and marketing	88.7%	54.1%	17.1%
General and administrative	146.0%	190.5%	114.2%

Total operating expenses	254.2%	244.6%	131.3%

Operating loss	(154.2)%	(144.6)%	(31.3)%

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        Our revenues from sales of annuities and life insurance policies by our network marketing representatives increased from 2003 to 2004 as we grew this new segment of our operations. Unfortunately, such revenues were not sufficient to recover costs that we were incurring to launch and manage this business. During 2005, we reduced the costs associated with this segment, as we moved toward an agency arrangement that will substantially reduce our fixed operating costs and discontinued the consulting arrangement related to the management of the insurance sales force. These efforts continued through the end of 2005 and have resulted in significantly lower operating losses for our financial services segment.

Corporate

        The operating costs for our corporate activities were as follows:

	For the Twelve Months Ended December 31 (dollars in thousands),
	2005	Percent Change	Dollar Change	2004	Percent Change	Dollar Change	2003
General and administrative	$2,136	82.4%	$965	$1,171	45.8%	$368	$803
Goodwill impairment	12,900	545.0%	10,900	2,000	100.0%	2,000	—

Total operating expenses	$15,036	374.2%	$11,865	$3,171	294.9%	$2,368	$803

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        General and Administrative Expenses.    General and administrative expenses for 2005 included a $775,000 charge resulting from severance compensation payable to some of our former officers. The increase in general and administrative expenses also related to increased costs associated with auditing fees of $124,000 and investor relations expenses of $51,000.

        Impairment of Goodwill.    As discussed above (see "Critical Accounting Policies—Intangible Asset Valuation"), during 2005 we recorded an impairment loss related to The Capella Group, Inc. and its Care Entrée™ program of $12,900,000. This impairment charge was not allocated to the Consumer Healthcare Savings segment.

Discontinued Operations—Membership Programs

        The operating results for our Membership Programs segment were as follows:

	For the Twelve Months Ended December 31 (dollars in thousands),
	2005	Percent Change	Dollar Change	2004	Percent Change	Dollar Change	2003
Revenues	$1,065	20.9%	$184	$881	(52.7)%	$(982)	$1,863
Operating expenses:
Cost of operations	745	2.9%	21	724	(33.1)%	(359)	1,083
Sales and marketing	205	56.5%	74	131	(63.6)%	(229)	360
General and administrative	91	(64.0)%	(162)	253	(65.1)%	(472)	725

Total operating expenses	1,041	(6.0)%	(67)	1,108	(48.9)%	(1,060)	2,168

Operating income (loss)	$24	N/A	$251	$(227)	(25.6)%	$78	$(305)

	For the Twelve Months Ended December 31,
Percent of Revenue:
	2005	2004	2003
Revenues	100.0%	100.0%	100.0%
Operating expenses:
Cost of operations	70.0%	82.2%	58.1%
Sales and marketing	19.2%	14.9%	19.3%
General and administrative	8.5%	28.7%	39.0%

Total operating expenses	97.7%	125.8%	116.4%

Operating income (loss)	2.3%	(25.8)%	(16.4)%

        Certain prior period amounts have been reclassified to conform to the current period's presentation.

        This segment has not been a core element of our strategic plans for some time, but efforts have been made to maintain or moderately grow the segment's revenues, while significantly reducing its costs. From 2004 to 2005, the small increase in revenue was primarily related to increased volume from existing dealers and a new dealer that was signed in May 2005. The increase in sales and marketing expenses was primarily due to commissions due on the increased revenue described above. General and administrative expenses for 2005 included personnel reductions related to management cost reduction initiatives. The decrease in general and administrative expenses is primarily due to management cost reduction initiatives. In December 2005, we sold substantially all of the assets of this segment and discontinued its operation, resulting in a gain on disposal of $300,000, net of taxes. Results of operations for this segment have been reflected as discontinued operations.

Recent Management Initiatives

        During the fourth quarter of 2004 and throughout 2005, we undertook certain initiatives to reverse our declining revenues and achieve a decrease in operating expenses. These measures and initiatives include (i) the integration of Access management members with our management team, as mentioned above, (ii) the termination of certain equipment capital leases, (iii) personnel reductions and other cost reduction actions, (iv) the exploration of additional products to compliment our core healthcare savings product, and (v) the providing additional compensatory incentives to our independent marketing representatives. The results of operations for 2005 reflect some significant results from those efforts, as previously discussed.

Income Tax Provision

        SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. The majority of the cumulative deferred tax asset as of December 31, 2004 was realized during 2005 by carryback of deductions taken for federal income tax purposes in 2005 against taxes previously paid in 2003. A valuation allowance must be established for deferred tax assets if it is "more likely than not" that all or a portion will not be realized. At December 31, 2005 and 2004, we had deferred tax benefits of $275,000 (after allowance) and $1,146,000, respectively, resulting in large part from net operating loss carryforwards that, if not utilized, will expire at various dates through 2020. In 2005, we also had a deferred tax liability of $275,000 which offsets the non-current deferred tax asset. The cumulative net deferred tax asset as of December 31, 2005 and 2004 was $0 and $1,146,000, respectively. A valuation allowance of $116,000 was established during 2005 to reduce the deferred tax asset to an amount that, in our opinion, is more likely than not realizable. If we continue to incur net operating losses, an additional valuation allowance may need to be established. Valuation allowance adjustments have a direct impact on net income (loss) in the amount of the allowance.

Liquidity and Capital Resources

        Operating Activities.    Net cash provided by operating activities for the years ended December 31, 2005, 2004, and 2003 was $514,000, $1,759,000, and $7,819,000, respectively, a decrease of $1,245,000 from 2004 to 2005. The decrease in net cash provided by operating activities was due primarily to the net loss during the period partially offset by receipt of an income tax refund of $733,000 and recovery of IRS penalties of $107,000. Additionally, there were $954,000 of prepaid expenses recorded at year end, the majority of which will be utilized the first quarter of 2006. These expenses were prepaid as part of year-end income tax reduction strategies, as discussed above.

        Investing Activities.    Net cash used in investing activities for the year ended December 31, 2005, 2004, and 2003 was $1,572,000, $2,595,000 and $945,000, respectively, and during 2005, 2004, and 2003, respectively related primarily to our acquisition of Access (including contingent consideration paid and delivered during 2005, as described previously). Investing activities in 2005 benefited from the sale Foresight Club which provided $475,000 of cash.

        Financing Activities.    Net cash used in financing activities for the year ended December 31, 2005 was $964,000 as compared to $1,969,000 for 2004 and $1,398,000 for 2003. During 2005, net cash used in financing activities was primarily for payments on capital equipment leases of $620,000 and repurchase of 244,054 shares of our common stock for $369,000.

        At December 31, 2005 and 2004, we had working capital of $4,692,000 and $6,451,000, respectively. This decline is due primarily due to contingent consideration attributable to the Access acquisition. Other than our $479,000 capital lease obligations and our potential payment and delivery obligations associated with the Access acquisition (which are unknown as of the date of this report), we do not have any capital commitments. We do not anticipate that our capital expenditures for 2006 will exceed the amount incurred during 2005. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months.

        Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our stockholders.

CONTRACTUAL OBLIGATIONS

OPERATING LEASES

        We lease various office spaces and certain machinery and equipment. These leases are classified as operating leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases continue through December 15, 2006 and amount to $362,000 in the aggregate.

CAPITAL LEASES

        We have several capital leases for office equipment. These leases are classified as capital leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases end in early 2006.

Description	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating Leases	$362,000	$362,000	$—	—	—
Capital Leases	479,000	241,000	238,000	—	—

Total	$841,000	$603,000	$238,000	—	—

        The payment amounts for capital leases include $90,000 of implicit interest.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We do not have any investments in market risk sensitive investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

QUARTERLY RESULTS OF OPERATIONS AND SEASONALITY

        The following table presents our unaudited quarterly results of operations data for each of the eight quarters in 2005 and 2004. The quarterly information is unaudited but, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period.

        Our consolidated financial statements begin on page F-1. (Dollars in thousands except share and per share information)

	QUARTER ENDED (UNAUDITED)
	March 31	June 30	September 30	December 31
2005
Revenues(1)	$8,493	$7,773	$7,219	$6,658
Total operating expenses(1)(4)	8,593	18,679	7,100	9,576

Operating (loss) income	(100)	(10,906)	119	(2,918)
Other income	(13)	(26)	(60)	(60)

(Loss) earnings before income taxes	(87)	(10,880)	179	(2,858)
Provision for income tax expense (benefit)	(32)	(31)	81	23

(Loss) earnings from continuing operations	(55)	(10,849)	98	(2,881)
Gain on sale of operations, net of taxes	—	—	—	300
Earnings (loss) from discontinued operations, net of taxes	4	23	32	(43)

Net (loss) earnings	$(51)	$(10,826)	$130	$(2,624)

Earnings (loss) per share:(3)
Basic
—From continuing operations	$(0.00)	$(0.89)	$0.01	$(0.23)

—From discontinued operations	$0.00	$0.00	$0.00	$0.00

Diluted
—From continuing operations	$(0.00)	$(0.89)	$0.01	$(0.23)

—From discontinued operations	$0.00	$0.00	$0.00	$0.00

2004
Revenues(1)	$9,697	$9,217	$10,052	$8,472
Total operating expenses(1)(2)	8,565	8,514	9,757	13,009

Operating (loss) income	1,132	703	295	(4,537)
Other (income) expense	29	22	7	(1)

(Loss) earnings before income taxes	1,103	681	288	(4,536)
Provision for income tax (benefit) expense	488	330	190	(1,658)

(Loss) earnings from continuing operations	615	351	98	(2,878)
Gain on sale of operations, net of taxes	—	—	—	—
Loss from discontinued operations, net of taxes	(9)	(63)	(2)	(68)

Net (loss) earnings	$606	$288	$96	$(2,946)

Earnings (loss) per share:(3)
Basic
—From continuing operations	$0.05	$0.03	$0.01	$(0.24)

—From discontinued operations	$0.00	$(0.01)	$(0.00)	$0.00

Diluted
—From continuing operations	$0.05	$0.03	$0.01	$(0.24)

—From discontinued operations	$0.00	$(0.01)	$(0.00)	$0.00

(1)
Certain reclassifications have been made to prior quarterly financial information to conform to the current presentation of the quarterly financial information.

(2)
In the fourth quarter of 2004, a $2,000,000 goodwill impairment charge was recorded, provisions for uncollectible accounts and notes were recorded in the aggregate amount of $1,012,000 and a provision for costs and losses for pending litigation was recorded in the amount of $188,000.

(3)
For the year ended December 31, 2005 and 2004, 25,375 and 54,863 shares, respectively, related to outstanding stock options were not included in the calculation of diluted earnings per share because the inclusion would have been anti-dilutive.

(4)
In the second quarter of 2005, a $9,900,000 goodwill impairment charge was recorded. An additional $3,000,000 goodwill impairment charge was recorded in the fourth quarter of 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

        We dismissed BDO Seidman LLP ("BDO") as the Company's independent registered public accounting firm, effective as of December 19, 2005, and engaged Hein & Associates LLP as our new independent registered public accounting firm for the year ended December 31, 2005, and to perform procedures related to the financial statements included in the Company's quarterly reports on Form 10-Q, beginning with the quarter ending March 31, 2006. The change in independent registered public accounting firms is not the result of any disagreement with BDO. Additional information regarding the change in independent registered public accounting firm is herein incorporated by reference to Form 8-K filed with the Commission December 21, 2005.

        We did not have any disagreements with our independent accountants concerning matters of accounting principle or financial statement disclosure during 2005 of the type requiring disclosure hereunder.

ITEM 9A. CONTROLS AND PROCEDURES

        Our Acting Chief Executive Officer and our Chief Financial Officer are primarily responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        Furthermore, our Acting Chief Executive Officer and our Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

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

        In connection with our year end close process and the preparation of our Annual Report on Form 10-K as of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including our Acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation as of December 31, 2005, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date to provide reasonable assurance regarding management's disclosure control objectives.

        During 2005, we successfully implemented improvements to internal controls as described below. Our management reported to our auditors and the audit committee of our Board of Directors that, other than the changes described, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during 2005 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Acting Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.

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

        During 2005, we were able to remediate these weaknesses. Other than the changes necessary to remediate those weaknesses, there have been no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        We have no information to report that has not been previously reported on Form 8-K during the fourth quarter of 2004.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

OUR DIRECTORS AND EXECUTIVE OFFICERS

        The following table sets forth information with respect to each of our executive officers and directors. Our directors are generally elected at the annual stockholders' meeting and hold office until the next annual stockholders' meeting or until their successors are elected and qualified. Our executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and the number as our board of directors may determine by resolution or election. Our board of directors currently consists of six members.

Name	Age	Position
Nicholas J. Zaffiris(4)(1)(3)	42	Chairman of the Board of Directors
Frank Apodaca	43	President, Chief Operating Officer and President and Chief Executive Officer of Access HealthSource, Inc.
Robert L. Bintliff	52	Executive Vice President and Chief Financial Officer
Eliseo Ruiz III	40	Executive Vice President and General Counsel and Secretary
Coleman Orr	61	President of the Vergance division
Eugene E. Becker(1)(2)(3)	56	Director
Russell Cleveland(1)(2)	67	Director
Kenneth S. George(1)(4)	57	Director
J. French Hill(2)	49	Director
Kent H. Webb, M.D.(2)(4)(3)	48	Director

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

        Frank Apodaca has served as our President since June 10, 2005, as President and Chief Executive Officer of our subsidiary, Access HealthSource, Inc., since June 18, 2004, and as our Chief Operating Officer since February 23, 2005. Mr. Apodaca has been the President and Chief Executive Officer of Access Healthsource, Inc. since 2000. Mr. Apodaca was President of Advantage Care Network, Inc., a privately-held network of healthcare providers, from 1995 to 1997. From 1997 to 2000, Mr. Apodaca was President of Apodaca Health Care Associates and of Frontera Associates, L.L.C., both privately-held companies providing healthcare services. Mr. Apodaca is also associated with various companies operating or associated with National Center for Employment of the Disabled ("NCED"), a Texas nonprofit corporation. His employment agreement with us allows him to spend up to 20% of his time serving these NCED associated, nonprofit companies. In this capacity, he holds executive officer positions with Sahara Companies, and NCED Mental Health Center. He holds Group I Health, Life, HMO and AD&D, and insurance licenses from the Texas Department of Insurance. He attended the University of Texas at El Paso from 1989 through 1993, majoring in business administration. Mr. Apodaca serves as a Director of NCED/Sahara Companies, NCED Mental Health Center and Physicians Healthcare Management, Inc., all privately-held companies.

        Robert L. Bintliff serves as our Executive Vice President and Chief Financial Officer and has been with us since August 2004. Mr. Bintliff's experience includes six years as an audit partner with

Coopers & Lybrand (at which he was employed from 1985-1995), President and Chief Executive Officer of Jim Bridges Acquisition Company, a privately held firm (1995-1999) and as Chief Financial Officer for Comercis, Inc., a business software company that he helped take public (1999-2001). Earlier in his career, he served as a senior member of the financial management team of InterFirst Corporation, a $9 billion regional bank holding company (1981-1985). He had most recently operated his own accounting and management consulting practice in the Dallas/Fort Worth area (2001-2004). Mr. Bintliff holds a B.B.A. in accounting from Texas Christian University. He is a CPA licensed in Texas, and is a member of the American Institute of Certified Public Accountants.

        Eliseo Ruiz III serves as our Executive Vice President and General Counsel and Secretary. He has been with us since December 2003. Mr. Ruiz has been a practicing attorney since November 1991. He most recently was Vice President and General Counsel of CyberBills, Inc. (and its successor entity) in San Jose, California from 1999 thru 2002. He also served as Associate General Counsel at Concentra, Inc. from 1998 thru 1999 and was in private practice from 1991 thru 1997. He holds an undergraduate degree (Plan II) and a law degree from the University of Texas at Austin. He is a member of the State Bar of Texas.

        Coleman Orr serves as the President of our Vergance division. He has been with us since February 2, 2005. Mr. Orr previously served as President of Main Street Financial Group, a privately-held financial services company in Destin, Florida, from 1999 to 2005. From 1996 to 1999, Mr. Orr was employed by World Marketing Alliance, a privately-held financial services firm. Mr. Orr served United States Army as an Airborne Ranger and member of the U.S. Army Sky Diving Team before starting his career in 1970 with the Amway Corporation. Mr. Orr is also an accomplished motivational speaker, appearing at seminars around the country. He holds his Series 6, 63 and 65 licenses, is designated as a Registered Investment Advisor with the NASD and is licensed in insurance, variable annuities and variable life.

        Eugene E. Becker became one of our directors in August 2002. He is President of Eugene Becker & Associates, Inc., a privately-held marketing and consulting company. Mr. Becker served as the Chief Executive Officer of Aon Financial Partnerships during May to September 2000. During 1983 to 1999, Mr. Becker served as Chief Marketing Officer of American Bankers Insurance Group (during 1991 to 1999), Chief Executive Officer, and President and Chairman of the Board of American Bankers Insurance Company, American Bankers Life Assurance Company, Voyager Insurance Group, American Reliable Insurance Company and Banker American Life Assurance Company (during 1988 to 1999). Mr. Becker currently serves as a member of the board of directors for Pacific Specialty Insurance Company. Mr. Becker received a B.A. from Biscayne College (now St. Thomas University), and a M.B.A. from the University of Miami.

        Russell Cleveland became one of our directors in September 2005. He is the Founder, President, and Chief Executive Officer of Renn Capital Group, Inc., a privately held investment management company. He has held these positions since 1972. Mr. Cleveland has 40 years experience in the investment business, of which 31 years has been spent as a portfolio manager specializing in the investment of common stocks and convertibles of small private and publicly traded companies. A graduate of Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts and, during the course of his career, has served on numerous boards of directors of public and private companies. Mr. Cleveland currently serves on the Boards of Directors of Renaissance III, RUSGIT, Cover-All Technologies, Inc., CaminoSoft Corp., Digital Recorders, Inc., Integrated Security Systems, Inc. and Tutogen Medical, Inc., all of which are publicly traded companies.

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

BOARD COMMITTEES

        Our Board of Directors has an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. All of the members of the Audit Committee are all "independent directors" as defined in Rule 4200 of the Nasdaq Stock Market, Inc. marketplace rules (the "Nasdaq rules"), and two members serve as the Audit Committee's financial experts.

        The Compensation Committee reviews our compensation philosophy and programs, and exercises authority with respect to payment of direct salaries and incentive compensation to our officers. A discussion of the Compensation Committee interlocks and insider participation is provided below under the section heading "Compensation Committee Interlocks and Insider Participation."

        The Governance and Nominating Committee (a) monitors and oversees matters of corporate governance, including the evaluation of Board performance and processes and the "independence" of directors, and (b) selects, evaluates and recommends to the Board qualified candidates for election or appointment to the Board.

AUDIT COMMITTEE FINANCIAL EXPERTS

        Our board of directors has determined that J. French Hill and Russell Cleveland, two of our independent directors and members of our audit committee, each qualify as a "financial expert." This determination was based upon Mr. Hill's and Mr. Cleveland's:

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

        Mr. Hill's experience and qualification as a financial expert were acquired through his extensive background in financial analysis, investment banking, finance and commercial banking. He has also participated in the preparation of financial statements and registration statements filed with the Securities and Exchange Commission. Mr. Hill also currently serves on one other audit committees where he has oversight responsibility of the financial statements and works with the internal accountants and external auditors on audit and/or accounting matters.

        Mr. Cleveland's experience and qualification as a financial expert were acquired through his extensive background in financial analysis, investment banking and finance. He has also participated in the preparation of financial statements and registration statements filed with the Securities and Exchange Commission. Mr. Cleveland also currently serves on one other audit committee where he has oversight responsibility of the financial statements and works with the internal accountants and external auditors on audit and/or accounting matters.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

        Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2005, we believe that except as provided below each person who, at any time during 2005, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2004.

        We believe that National Center for Employment of the Disabled, Inc. became a holder of more than 10% of our common stock on August 10, 2005, but failed to file a report on Form 3 until March 27, 2006.

        Our directors, Messrs. Becker, George, Hill, Webb, and Zaffiris, were granted stock options on November 28, 2005, but did not report the awarding of such options until December 2, 2005, due to our error.

        Robert L. Bintliff, our Chief Financial Officer, purchased shares of our common stock on December 9, 2005, but did not report such purchase until December 14, 2005.

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

        Our code of ethics may be found on our website at www.precis-pcis.com. We will describe the nature of amendments to the code of ethics on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the code of ethics that we may grant. Information about amendments and waivers to our code of ethics will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

        The adoption of our code of ethics is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth the compensation during 2005, 2004 and 2003, paid or accrued, of our Chief Executive Officer, our Chief Financial Officer, and the four other most highly compensated executive officers during 2005 and another one of our officers that was not serving as an executive at the end of 2005.

Long-Term Compensation Awards
Shares of Common Stock Underlying Options Granted
Annual Compensation(1)
Name Principal Position
	Year	Salary(2)		Bonus(3)		Other(4)
Nicholas J. Zaffiris Acting Chief Executive Officer(5)	2005 2004 2003	$	— — —	$	— — —	$96,500 19,500 18,000	20,000 10,000 —
Frank Apodaca President, Chief Operating Officer and President and Chief Executive Officer of subsidiary, Access HealthSource, Inc.	2005 2004 2003		236,250 129,808 —		50,000 — —	70,300 60,800 —	50,000 100,000 —
Robert L. Bintliff Executive Vice President and Chief Financial Officer	2005 2004 2003		185,712 59,538 —		— — —	7,800 2,580 —	— 100,000 —
Judith H. Henkels Former Chief Executive Officer and Director(6)	2005 2004 2003		147,268 246,385 174,065		— 30,000 5,000	677,454 10,497 10,497	— 10,000 10,000
David Wysong Vice President of Business Development	2005 2004 2003		64,400 64,400 64,400		141,077 111,951 127,031	— — —	40,000 20,000 —
Eliseo Ruiz III Executive Vice President and General Counsel	2005 2004 2003		159,423 129,615 5,923		— — —	— — —	— 100,000 —
Bobby Rhodes Former Executive Vice President for Provider Relations(7)	2005 2004 2003		41,026 193,231 112,156		— 30,000 37,790	115,158 — —	— — 10,000

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

(4)
Includes amounts paid to Mr. Apodaca and Mr. Bintliff as a car allowance and, for Mr. Apodaca's compensation related to non-competition provisions in his employment agreement. Please see notes (5) and (6) below for more information regarding the amounts attributed to Ms. Henkels and Mr. Rhodes. For Mr. Wysong, the amount refers to commissions paid to Mr. Wysong for sales of Access HealthSource, Inc. services.

(5)
Mr. Zaffiris is the Chairman of the Board of Directors and, in such capacity, serves as our Acting Chief Executive Officer. The amount attributed to him in 2005 includes $21,500 in regular board compensation and $75,000 as compensation for his services as Chairman of the Board of Directors and Acting Chief Executive Officer.

(6)
Ms. Henkels' employment was terminated on June 10, 2005. She resigned her position as a Director of the Company as of that date. The amount under the designation "other" includes (i) $5,248 for personal use of a company vehicle, and (ii) $677,454 paid as severance, including transfer of ownership of a company vehicle previously assigned to her.

(7)
Mr. Rhodes' employment was terminated on February 2, 2005. The amount under the designation "other" is the amount Mr. Rhodes received as severance, including transfer of ownership of a company vehicle previously assigned to him.

OPTION GRANTS LAST YEAR

        The following table sets forth certain information relating to options granted in 2005 to named officers to purchase shares of our common stock.

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	No. of Securities Underlying Options/SARs Granted(#)	% of Total Options Granted to Employees In Fiscal Year(1)
Name			Exercise or Base Price ($/Sh)	Expiration Date
					5%($)	10%($)
Frank Apodaca	50,000	50%	$1.05	5/25/2010	$67,000	$85,000
David Wysong	40,000	40%	1.75	10/05/2010	89,000	113,000

(1)
Options for the issuance of a total of 100,000 shares of common stock were issued to employees in 2005.

OPTION EXERCISES IN LAST FISCAL YEAR

        No executive officer exercised options in 2005.

AGGREGATE STOCK OPTION EXERCISE AND YEAR-END OPTION VALUES.

        The following table sets forth information related to the number and value of options held by the named officer at December 31, 2005. During 2005, no options to purchase our common stock were exercised by the named executive officers.

			Value of Unexercised In-The-Money Options As Of December 31, 2005(1)
	Number of Unexercised Options As Of December 31, 2005
Name
	Exercisable	Unexercisable	Exercisable	Unexercisable
Frank Apodaca	25,000	125,000	—	$49,000
Robert Bintliff	25,000	75,000	—	—
Eliseo Ruiz III	50,000	50,000	—	—
David Wysong	5,000	55,000	—	—

(1)
The closing sale price of our common stock as reported on the Nasdaq SmallCap Market on December 30, 2005 (the last trading day of 2005) was $1.54. The per-share value is calculated based on the applicable closing sale price per share, minus the exercise price, multiplied by the number of shares of common stock underlying the options.

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

        Options qualifying as incentive stock options are exercisable only by an optionee during the period ending three months after the optionee ceases to be our employee, a director or non-employee service provider. However, in the event of death or disability of the optionee, the incentive stock options are exercisable for one year following death or disability and in the event of the retirement of the optionee, the Board of Directors may designate an additional period for exercise. In any event options may not be exercised beyond the expiration date of the options. Options may be granted to our key management employees, directors, key professional employees or key professional non-employee service providers, although options granted non-employee directors do not qualify as incentive stock options. No option may be granted after December 31, 2008. Options are not transferable except by will or by the laws of descent and distribution.

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

2002 Non-Employee Stock Option Plan.

        Effective May 31, 2002 our board of directors approved the Precis, Inc. 2002 Non-Employee Stock Option Plan (the "2002 Stock Option Plan") which was approved by our stockholders on July 29, 2002. Our employees who also serve as our directors are not eligible to receive stock option under this plan. The purpose of the 2002 Stock Option Plan is to strengthen our ability to attract and retain the services of individuals that serve as our non-employee directors, consultants and other advisors that are essential to our long-term growth and financial success and thereby to enhance stockholder value through the grant of stock options. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the 2002 Stock Option Plan is 500,000.

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

        Options granted under the 2002 Stock Option Plan may not under any circumstance be exercised after 10 years from the date of grant and no option may be granted after March 31, 2007. Options are not transferable except by will, by the laws of descent and distribution, by gift or a domestic relations order to a "family member." Family member transfers include transfers to parents (and in-laws), to nieces and nephews (adopted or otherwise) as well as trusts, foundations and other entities principally for their benefit.

DIRECTOR LIABILITY AND INDEMNIFICATION

        As permitted by the provisions of the Oklahoma General Corporation Act, our Certificate of Incorporation eliminates the monetary liability of our directors for a breach of their fiduciary duty as directors. However, these provisions do not eliminate our director's liability

  •
  for a breach of the director's duty of loyalty to us or our stockholders,

  •
  for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

  •
  arising under Section 1053 of the Oklahoma General Corporation Act relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act, or

  •
  for any transaction from which the director derived an improper personal benefit.

        In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit our rights or our stockholders rights, in appropriate circumstances, to seek equitable remedies including injunctive or other forms of non-monetary relief. These remedies may not be effective in all cases.

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

        We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities for events occurring after June 7, 2001. This insurance protection covers claims and any related defense costs of up to $5,000,000 with an additional excess of loss of $5,000,000 on excess of $5,000,000, an additional excess of loss of $5,000,000 on excess of $10,000,000, and an additional excess of loss of $5,000,0000 in excess of $15,000,000 of "Side A" directors and officers coverage, each based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer.

EMPLOYMENT ARRANGEMENTS AND LACK OF KEYMAN INSURANCE

        As of December 31, 2005, we had entered into employment agreements with each of Frank Apodaca, Robert Bintliff and Coleman Orr.

        Mr. Apodaca's employment agreement was entered into on June 18, 2004 for a three-year term beginning on that date. It provides for a current base annual salary of $247,500.

        Mr. Bintliff's employment agreement was entered into on November 1, 2004, for a three-year term beginning on that date. It provides for a current base annual salary of $193,000.

        Mr. Orr's employment agreement was entered into on August 1, 2005, for a three-year term beginning on that date. It provides for a current base salary of $150,000.

        These agreements provide, among other things,

  •
  entitlement to fringe benefits including medical and insurance benefits and participation in our 401(k) plan and MSA plan and any other benefit plan we establish, and, in the case of Mr. Apodaca and Mr. Bintliff, a car allowance of up to $650 per month; and

  •
  limited salary continuation during any period of temporary or permanent disability, illness or incapacity to substantially perform the services required under the agreement or in the event of employee's death.

        These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out her responsibilities and duties. The employee may not hold executive positions with other entities or own interests in, manage or otherwise operate other businesses; provided however that Mr. Apodaca may spend up to 20% of his time attending to his duties as an executive officer or a director of certain nonprofit entities.

        The employment of Messrs. Apodaca, Bintliff and Orr may be terminated by us for "good cause." Under all of their employment agreements, "good cause" includes, among other things, commitment of a felony, willful failure to take actions permitted by law and necessary to implement our written policies or to otherwise perform his or her duties, willful misconduct materially injurious to us or our subsidiaries, and violations of the Foreign Corrupt Practices Act.

        As of the date of this report, we do not maintain any keyman insurance on the life or disability of our executive officers. We will consider on a periodic basis whether we will be required to maintain keyman insurance.

COMPENSATION OF DIRECTORS

        We compensate our directors as follows:

  •
  Each non-employee member of the board receives a quarterly payment of $4,000.

  •
  Our non-executive Chairman of the Board also receives $25,000 per quarter.

  •
  In addition, each non-employee member of the board received $500 per quarter for each committee on which he or she serves and an additional $500 per quarter for each committee for which he or she serves as chairperson.

  •
  We reimburse our directors for travel and out of pocket expenses in connection with their attendance at meetings of the board.

  •
  We may occasionally grant stock options to our board members.

        In 2005, the following directors received compensation in the following aggregate amounts:

Director	Compensation
Eugene E. Becker	$24,000
Russell Cleveland	$4,000
Kenneth S. George	$20,000
J. French Hill	$20,500
Kent H. Webb	$23,500
Nicholas J. Zaffiris	$96,500

        In 2005, the following board members received grants of stock options to purchase shares of our common stock. Except as indicated, all the stock options were exercisable on the date granted.

  •
  On November 28, 2005, each of J. French Hill, Kenneth S. George, Eugene E. Becker and Nicholas J. Zaffiris was granted stock options exercisable for the purchase of 20,000 shares at $1.27 per share. The options were immediately exercisable.

  •
  On November 28, 2005, Kent Webb was granted stock options exercisable for the purchase of 32,000 shares at $1.27 per share in consideration for his role on the Board of Directors and as the Company's Medical Director. The options were immediately exercisable.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        None of our officers or employees participates in deliberations of the Compensation Committee with respect to officer or employee compensation. Each member of the Compensation Committee is an independent director. No employee of the Company serves on any compensation committee of any board of directors for any company that employs a member of our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table presents, as of March 25, 2006, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options and warrants, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

	As of March 25, 2006
Name of Beneficial Owner	Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)(2)
Kent H. Webb, M.D.(3)	214,019	1.6%
Kenneth S. George(4)	55,000	*
Eugene E. Becker(5)	65,000	*
Nicholas J. Zaffiris(6)	65,000	*
J. French Hill(5)	67,000	*
Russell Cleveland(7)	2,401,813	17.8%
Frank Apodaca (8)	257,048	1.9%
Robert Bintliff(9)	28,000	*
Eliseo Ruiz III(10)	52,200	*
Coleman Orr(11)	—	*

Executive Officers and Directors as a Group (eleven persons)(12)	3,205,080	23.7%
National Center for Employment of the Disabled, Inc.	1,961,784	14.5%
Judith H. Henkels	1,153,487	8.5%
BFS US Special Opportunities Trust PLC	801,813	5.9%
Renaissance US Growth Investment Trust PLC	800,000	5.9%
Rodney D. Baber	785,854	5.8%

*
Less than 1%.

(1)
Shares not outstanding but deemed beneficially owned by virtue of the right of the named person to acquire the shares within 60 days of March 25, 2006 are treated as outstanding for determining the amount and percentage of common stock owned by the person. Based upon our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable. Except as noted, all options are exercisable as of March 25, 2006.

(2)
The percentage shown was rounded to the nearest one-tenth of one percent, based upon 13,512,763 shares of common stock being outstanding.

(3)
Dr. Webb is one of our directors. The beneficially owned shares and the percentage of outstanding shares include 113,000 shares of common stock issuable upon exercise of stock options.

(4)
Mr. George is one of our Directors. The beneficially owned shares and the percentage of outstanding shares include 55,000 shares of common stock issuable upon exercise of stock options.

(5)
The named person is one of our directors. The beneficially owned shares and percentage of outstanding shares include 65,000 shares issuable upon exercise of stock options held by the named person.

(6)
Mr. Zaffiris is our Chairman of the Board and Acting Chief Executive Officer. The beneficially owned shares and percentage of outstanding shares include 65,000 shares issuable upon exercise of stock options help by the named person.

(7)
Mr. Cleveland is one of our directors and may be deemed to be the beneficial owner of 2,401,813 of our shares as a result of his executive position and authority with Renaissance Capital Group, Inc., the investment manager to the named owners of the shares.

(8)
Mr. Apodaca is our Chief Operating Officer and President and Chief Executive Officer of our subsidiary, Access HealthSource, Inc. He holds options to purchase 150,000 shares of our common stock. 25,000 of such options are exercisable or will be exercisable within 60 days of March 25, 2006. One hundred thousand (100,000) of such options become (or became) exercisable in increments of 25,000 shares beginning on June 18, 2005. Fifty thousand of such options (50,000) become exercisable in increments of 12,500 shares beginning on May 25, 2006. Mr. Apodaca has an agreement with National Center for Employment of the Disabled ("NCED"). NCED is the party from whom we bought Access HealthSource, Inc. ("Access") in June 2004. This agreement between Mr. Apodaca and NCED predates our acquisition of Access and entitles him to 10% of the proceeds (stock or cash) from the sale of Access. From this agreement, Mr. Apodaca (i) has received 183,699 of our shares and (ii) is entitled to and is the beneficial owner of an additional 30,849 shares. He has also purchased 5,000 of our shares directly.

(9)
Mr. Bintliff is our Executive Vice President and Chief Financial Officer. The beneficially owned shares and percentage of outstanding shares include 25,000 shares of our common stock issuable upon exercise of stock options. Mr. Bintliff holds additional options to purchase 75,000 common stock shares that are not exercisable and will not be exercisable within 60 days of March 25, 2006.

(10)
Mr. Ruiz is our Executive Vice President and General Counsel. The beneficially owned shares and percentage of outstanding shares include 50,000 shares of our common stock issuable upon exercise of stock options. Mr. Ruiz holds additional options to purchase 50,000 common stock shares that are not exercisable and will not be exercisable within 60 days of March 25, 2006.

(11)
Mr. Orr is the President of our Vergance Division. Mr. Orr is entitled to warrants for the purchase of 250,000 of our shares, but none of those warrants are or will be exercisable within 60 days of March 25, 2006.

(12)
The beneficially owned shares and the percentage of outstanding shares include the shares beneficially owned by each of our executive officers and directors as described in footnotes (3) through (11).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and stockholders that beneficially own more than 5% of our common stock during 2004 and 2003. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our stockholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our stockholders.

        FRANK APODACA'S RELATIONSHIP WITH NCED.    On June 18, 2004, we acquired Access HealthSource, Inc. ("Access") from National Center for Employment of the Disabled, Inc. ("NCED") of which Frank Apodaca now serves as Chief Administration Officer. Mr. Apodaca serves as our President and Chief Operating Officer, was President and Chief Executive Officer of Access and has retained that position after the acquisition. We acquired Access for a purchase price of up to $9,350,000 plus payment of acquisition costs. The purchase price is in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of Access (EBITDA") for 2004, 2005 and 2006. The total consideration paid and accrued through December 31, 2005 is $7,864,000 of which $3,710,500 has been paid in cash and 1,836,989 shares with a value of $3,110,500 have been distributed. Consideration of $521,500 cash and 308,494 shares with a value of $521,500 was accrued for at December 31, 2005 and distributed in 2006. Prior to our acquisition of Access, Mr. Apodaca entered into an agreement with NCED entitling him to receive 10% of the Access purchase price, including 10% of the common stock shares issued to Access.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The aggregate fees for professional services rendered to us for the years ended December 31, 2005 and 2004 were as follows:

        Audit Fees.    For audit services provided to us by Hein & Associates LLP for the year ended December 31, 2005, fees are expected to be $117,000. During the years ended December 31, 2005 and 2004, we were billed $286,000 and $260,000 by BDO Seidman, LLP for audit services, respectively.

        Audit Related Fees.    During the years ended December 31, 2005 and 2004, we incurred audit related fees of $16,000 and $16,000 related primarily to reviews of SEC filings, respectively.

        Tax Fees.    During the years ended December 31, 2005, and 2004 we were billed $11,000 and $23,000 by BDO Seidman, LLP and, for tax services, respectively. During the years ended December 31, 2005 and 2004, tax services included fees for tax compliance and consulting services related to our annual federal and state tax returns.

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
10.4
The Commercial Lease Agreement, dated November 8, 2001, between The Capella Group, Inc. and Assem Family Limited Partnership (Appendices and Exhibits will be provided Registrant upon request), incorporated by reference to the Schedule 14A filed with the Commission on June 6, 2002.
10.5
Employment Agreements dated August 1, 2003, between registrant and Judith Henkels, Dino Eliopoulos, and Bobby Rhodes, incorporated by reference to Exhibits 10.2, 10.3, and 10.4 at registrant's Form 10-Q filed with the Commission on November 13, 2003
10.6	Employment Agreement dated November 1, 2004, between registrant and Robert Bintliff, incorporated by reference to Exhibit 10.7 on registrant's Form 10-K filed with the Commission on April 18, 2005.
10.7	Employment Agreement dated June 18, 2004, between registrant and Frank Apodaca, incorporated by reference to Exhibit 2.2 at registrants Form 8-K filed with the Commission on July 2, 2004.

10.8	Summary of Terms of Employment of Executive Officer Eliseo Ruiz III
10.9	Employment Agreement dated August 1, 2005, between registrant and Coleman Orr.
23.1	Consent of Independent Registered Public Accounting Firm- BDO Seidman, LLP.
23.2	Consent of Independent Registered Public Accounting Firm-Hein & Associates LLP
31.1	Rule 13a-14(a) Certification of Nicholas J. Zaffiris as Chairman and Acting Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Robert L. Bintliff as Chief Financial Officer.
32.1	Section 1350 Certification of Nicholas J. Zaffiris as Chairman and Acting Chief Executive Officer.
32.2	Section 1350 Certification of Robert L. Bintliff as Chief Financial Officer.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

PRECIS, INC. (Registrant)
Date: March 31, 2006	By:	/s/ NICHOLAS J. ZAFFIRIS Nicholas J. Zaffiris Chairman and Acting Chief Executive Officer
Date: March 31, 2006	By:	/s/ ROBERT L. BINTLIFF Robert L. Bintliff Executive Vice President and Chief Financial Officer

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NICHOLAS J. ZAFFIRIS Nicholas J. Zaffiris	Chairman and Acting Chief Executive Officer	March 31, 2006
/s/ EUGENE E. BECKER Eugene E. Becker	Director	March 31, 2006
/s/ RUSSELL CLEVELAND Russell Cleveland	Director	March 31, 2006
/s/ KENNETH S. GEORGE Kenneth S. George	Director	March 31, 2006
/s/ J. FRENCH HILL J. French Hill	Director	March 31, 2006
/s/ KENT H. WEBB Kent H. Webb	Director	March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Precis, Inc.
Grand Prairie, Texas

        We have audited the accompanying consolidated balance sheet of Precis, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Hein & Associates LLP

Dallas, Texas
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Precis, Inc.
Grand Prairie, Texas

        We have audited the accompanying consolidated balance sheet of Precis, Inc. as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Precis, Inc. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Dallas, Texas
April 11, 2005, except for Note 17 which is as of March 31, 2006

PRECIS, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(Dollars in Thousands, Except Share Information)

	2005	2004
ASSETS
Current assets:
Cash-in-trust	$5,585	$4,922
Cash and cash equivalents	6,261	8,283
Accounts and notes receivable, net	263	312
Income taxes receivable	1,046	980
Inventory	332	174
Prepaid expenses	1,467	547
Deferred tax asset	—	106

Total current assets	14,954	15,324
Fixed assets, net	1,124	1,989
Goodwill	13,072	21,381
Other intangible assets	1,260	1,400
Deferred tax asset	275	1,040
Other assets	179	186

Total assets	$30,864	$41,320

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$467	$470
Accrued commissions	380	731
Accrued consideration on business combination	1,170	—
Other accrued liabilities	1,590	1,573
Franchise taxes payable	507	509
Members' liabilities	5,585	4,922
Deferred fees	47	154
Current portion of capital lease obligations	241	514
Deferred tax liability	275	—

Total current liabilities	10,262	8,873
Capital lease obligations, net of current portion	238	78

Total liabilities	10,500	8,951
Commitments and contingencies (notes 13 and 14)
Stockholders' equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 13,704,269 and 12,335,766 issued, respectively, and 13,204,269 and 12,079,820 outstanding, respectively	137	123
Additional paid-in capital	28,942	27,221
Accumulated (deficit) earnings	(7,664)	5,707
Less: treasury stock (500,000 and 255,946 shares respectively)	(1,051)	(682)

Total stockholders' equity	20,364	32,369

Total liabilities and stockholders' equity	$30,864	$41,320

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(Dollars in Thousands, Except Share and Per Share Information)

	2005	2004	2003
Revenues	$30,143	$37,438	$40,224

Operating expenses:
Cost of operations	10,973	14,732	12,043
Sales and marketing	6,987	10,971	15,212
General and administrative	13,088	12,142	6,014
Goodwill impairment	12,900	2,000	—

Total operating expenses	43,948	39,845	33,269

Operating (loss) income	(13,805)	(2,407)	6,955

Other income (expense):
Interest income (expense), net	159	(57)	(153)

(Loss) earnings before taxes	(13,646)	(2,464)	6,802
Provision for income taxes (benefit) expense	41	(650)	2,524

(Loss) earnings from continuing operations	(13,687)	(1,814)	4,278
Gain on sale of discontinued operations, net of taxes of $180	300	—	—
Earnings (loss) from discontinued operations, net of tax expense (benefit) of $9, $(85) and $(113), respectively	16	(142)	(189)

Net (loss) earnings	$(13,371)	$(1,956)	$4,089

(Loss) earnings per share:
Basic—
Continuing operations	$(1.10)	$(0.15)	$0.36

Discontinued operations	$0.02	$(0.01)	$(0.01)

Diluted—
Continuing operations	$(1.10)	$(0.15)	$0.35

Discontinued operations	$0.02	$(0.01)	$(0.01)

Weighted average number of common shares outstanding:
Basic	12,432,591	11,921,946	11,848,789

Diluted	12,432,591	11,921,946	11,924,214

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands, Except Share Information)

	COMMON STOCK
			ADDITIONAL PAID-IN CAPITAL	TREASURY STOCK	ACCUMULATED EARNINGS (DEFICIT)
	SHARES	AMOUNT				TOTAL
Balance, December 31, 2002	11,851,547	$119	$25,790	$—	$3,574	$29,483
Stock option and warrants exercised, net of tax	20,600	—	31	—	—	31
Net earnings	—	—	—	—	4,089	4,089

Balance, December 31, 2003	11,872,147	119	25,821	—	7,663	33,603
Stock option and warrants exercised, net of tax	1,250	—	4	—	—	4
Issuance of stock in business combinations	488,486	5	1,395	—	—	1,400
Other	(26,117)	(1)	1	—	—
Purchase of 255,946 shares of treasury stock at cost	—	—	—	(682)	—	(682)
Net loss	—	—	—	—	(1,956)	(1,956)

Balance, December 31, 2004	12,335,766	123	27,221	(682)	5,707	32,369
Stock option and warrants exercised, net of tax	20,000	—	25	—	—	25
Issuance of stock in business combination	1,348,503	14	1,696	—	—	1,710
Purchase of 244,054 shares of treasury stock at cost	—	—	—	(369)	—	(369)
Net loss	—	—	—	—	(13,371)	(13,371)

Balance, December 31, 2005	13,704,269	$137	$28,942	$(1,051)	$(7,664)	$(20,364)

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
Operating activities:
Net (loss) earnings	$(13,371)	$(1,956)	$4,089
Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:
Depreciation	1,614	2,323	2,062
Amortization of intangibles	140	—	—
Gain on sale of discontinued operations	(480)	—	—
Other non-cash items and loss on disposal of fixed assets	94	176	—
Provision for losses on accounts and notes receivable	198	1,012	(205)
Goodwill impairment	12,900	2,000	—
Deferred income taxes	1,146	(1,041)	119
Changes in assets and liabilities (net of business acquired):
Accounts and notes receivable, net	(149)	(208)	920
Income taxes receivable	(66)	(859)	975
Inventory	(188)	1	61
Prepaid expenses	(920)	(97)	(51)
Other current assets	—	—	25
Other assets	7	(139)	(3)
Accounts payable	(3)	48	251
Accrued liabilities	(299)	243	(24)
Deferred fees	(107)	(17)	(567)
Income taxes payable	(2)	273	167

Net cash provided by operating activities	514	1,759	7,819
Investing activities:
Purchase of fixed assets	(336)	(736)	(945)
Proceeds from sale of discontinued operations	475	—	—
Cash used in business combination, net of cash acquired	(1,711)	(1,859)	—

Net cash used in investing activities	(1,572)	(2,595)	(945)
Financing activities:
Exercise of stock options	25	4	31
Payments on capital leases	(620)	(1,291)	(1,429)
Purchase of treasury stock	(369)	(682)	—

Net cash used in financing activities	(964)	(1,969)	(1,398)

Net (decrease) increase in cash and cash equivalents	(2,022)	(2,805)	5,476
Cash and cash equivalents at beginning of year	8,283	11,088	5,612

Cash and cash equivalents at end of year	$6,261	$8,283	$11,088

Supplemental disclosure:
Income taxes paid	$155	$1,106	$2,277

Interest paid	$72	$91	$150

Non-cash investing and financing activities:
Acquisition of fixed assets through issuance of capital leases, net of retirements	$507	$186	$(504)

Issuance of stock in business combination	$1,710	$1,400	$—

Cash-in-trust collected	$663	$2,153	$2,660

See Accompanying Notes to Consolidated Financial Statements

PRECIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Information)

Note 1—Nature of Business

        Precis, Inc. (the "Company") is a provider of innovative healthcare and other membership service programs. The Company offers savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée™ and through private label resellers. The Company also addresses the needs of self-funded employers and groups by providing third party administration services and access to a proprietary PPO network.

Note 2—Summary of Significant Accounting Policies

        BASIS OF PRESENTATION—The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company's wholly-owned subsidiaries, The Capella Group, Inc., Foresight, Inc. (discontinued and dissolved in 2005), Care Financial, LLC (formerly Smart Care Insurance Agency LLC) and Access HealthSource Inc. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

        USE OF ESTIMATES—The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment. Actual results could differ from those estimates and such differences could be material.

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

        Access Third Party Administration.    The Company's principal sources of revenue include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are usually based on a per member per month fee. Revenues from these services are recognized in the period in which the services are performed.

        Rental Purchase and Club Membership Revenues.    Rental purchase and club membership revenues are recognized in the month that the Company's products and services have been delivered to its clients. Up until December 2005, the Company sold rental purchase and club membership programs on a wholesale basis to its clients.

        COMMISSION EXPENSE—Commissions are paid to the Company's independent marketing representatives in the month following the month in which a member has enrolled in the Care Entrée™

program. Commissions are only paid in the following month when the related membership fees have been received by the Company. The Company does not pay advanced commissions on membership sales.

        CASH-IN-TRUST—Cash-in-trust consists of cash and cash equivalents held on behalf of members who have escrowed funds with the Company. These funds are owned by the members and are presented in the Company's balance sheet as an asset under the description "cash-in-trust" and as a liability under the description "members' liabilities."

        CASH AND CASH EQUIVALENTS—Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

        TRADE ACCOUNTS RECEIVABLE AND NOTES RECEIVABLE—Accounts receivable and notes receivable represent amounts due from private label partners who market the Company's Care Entrée product and bill the members directly. The Company does not charge interest on any of its outstanding trade accounts receivable. The Company does charge an immaterial amount of interest, at a negotiated rate, on its notes receivable. If there is any doubt about the collectability of a note, the Company ceases to accrue interest on that note. The Company reviews accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The Company includes any accounts receivable and notes receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts and notes receivable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance.

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

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of December 31, 2005 and 2004, the net book value of capitalized software costs was $210 and $699, respectively. Amortization expense related to capitalized software was $598, $190 and $143 in fiscal years 2005, 2004 and 2003, respectively. At October 1, 2004, the Company adjusted the estimated useful life for certain of its internal-use software to a period ending June 30, 2005. Depreciation expense was adjusted from that date in October 2004 forward, increasing depreciation expense in 2005 and 2004 by $75 and $150, respectively.

        OTHER INTANGIBLE ASSETS—Other intangible assets consist of customer contracts and are amortized over their estimated life, including the initial contract term and probable extensions. As circumstances change, the estimated life is re-evaluated or potential impairment is assessed.

        GOODWILL—Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized, but it is reviewed on an annual basis in order to determine if impairment exists. Where necessary, an impairment charge ($2,000 in 2004 and $12,900 in 2005) is recorded to reflect management's assessment that, based upon current and projected revenues, earnings and other factors, the estimated fair value of the operating unit's goodwill did not exceed its carrying value.

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

        NET EARNINGS PER SHARE—Basic net earnings per share is calculated by dividing the net earnings by the weighted average number of shares outstanding for the year without consideration for common stock equivalents. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding for the year. For the years ended December 31, 2005 and 2004, 25,375 and 54,863 shares related to outstanding stock options, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

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

        STOCK-BASED COMPENSATION—In December 2004, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 123 (Revised 2004), "Shared-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." Revised SFAS 123 addresses the requirements that an entity measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of the award. The cost of such award will be recognized over the period during which an employee is required to provide services in exchange for the award. The Company will adopt this Statement in the first quarter of 2006.

        As permitted by SFAS 123, the Company currently accounts for share-based payments by applying the accounting provisions of APB 25's intrinsic value method and, since options issued had no such intrinsic value, the Company generally recognizes no compensation cost for employee stock options. The adoption of Revised SFAS 123's fair value method is not expected to have a significant impact on the Company's results of operations, and it will have no added impact on its overall financial position. The impact of adoption of Revised Statement 123 cannot be predicted at this time because it will depend on level of share-based payments granted in the future. However, had the Company adopted Revised SFAS 123 in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro-forma net income and earnings per share below.

        As stated above, the Company applies APB 25 and its related interpretations in accounting for its stock option plan. Compensation for services that a corporation receives under APB 25 through stock-based compensation plans should be measured by the quoted market price of the stock at the measurement date less the amount, if any, that the individual is required to pay. No compensation expense was recorded during the years ended December 31, 2005, 2004 and 2003 related to its stock option plans under APB 25. If the Company had elected to recognize compensation based on the fair value of the options granted at the grant date as prescribed by "Statement of Financial Accounting Standards No. 123, ("SFAS 123") Accounting for Stock-Based Compensation", net earnings and net earnings per share would have decreased to the pro forma amounts shown below for the years ended December 31:

	2005	2004	2003
(Loss) earnings from continuing operations	$(13,687)	$(1,814)	$4,278
Gain on sale of operations, net of taxes	300	—	—
Earning (loss) from discontinued operations	16	(142)	(189)

Net (loss) earnings	(13,371)	(1,956)	4,089
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(361)	(316)	(226)

Pro forma net (loss) earnings	$(13,732)	$(2,272)	$3,863

	2005	2004	2003
Earnings (loss) per share:
Basic—as reported
From continuing operations	$(1.10)	$(0.15)	$0.36

From sale of and discontinued operations	$0.02	$(0.01)	$(0.01)

Basic—pro-forma
From continuing operations	$(1.13)	$(0.18)	$0.34

From sale of and discontinued operations	$0.02	$(0.01)	$(0.01)

Diluted—as reported
From continuing operations	$(1.10)	$(0.15)	$0.35

From sale of and discontinued operations	$0.02	$(0.01)	$(0.01)

Diluted—pro-forma
From continuing operations	$(1.13)	$(0.18)	$0.33

From sale of and discontinued operations	$0.02	$(0.01)	$(0.01)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003
Risk free interest rate	4.23%	3.94%	4.90%
Volatility rate	72%	48%	40%
Dividend yield	None	None	None
Option expected lives	5 yrs	5 yrs	5 yrs

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

        RECENTLY ISSUED ACCOUNTING STANDARDS—In December 2004, the FASB issued SFAS No. 123R, a revision to SFAS No. 123. SFAS No. 123R eliminates the alternative to use the APB 25's intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued.

        Under APB Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. SFAS No. 123R requires companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Companies will initially measure the cost of employee services received in exchange for an award of instruments classified as liabilities based on its current fair value; the fair value of the awards classified as a liability will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period.

        The grant-date fair value of employee share options, or the Company's restricted stock and similar instruments classified in the balance sheet as equity will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available); the fair value of awards classified as equity will not be remeasured. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

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

        In December 2004, the FASB issued SFAS No. 153 ("SFAS 153") Exchange of Non-monetary assets. This statement was a result of a joint effort by the FASB and the International Accounting Standards Board to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 did not have a material effect on the Company's financial position or results of operations.

        In the second quarter of 2005, the FASB issued SFAS No. 154 ("FAS 154"), Accounting Changes and Error Corrections was issued in the second quarter of 2005. Under FAS 154, entities will be required to report a change in accounting principle through retrospective application of the new accounting principle to all prior periods, unless impracticable to do so. A change in the method of applying an accounting principle is considered a change in accounting principle under the standard. In addition, errors in the financial statements of a prior period discovered subsequent to their issuance shall be reported as a prior period adjustment by restating the prior period financial statements. This standard will be effective in 2006. We do not believe that adoption of SFAS 154 will have a material impact on our financial statements.

Note 3—Business Combination

        On June 18, 2004, the Company acquired Access HealthSource, Inc. ("Access") for a purchase price of up to $9,350 plus payment of acquisition costs. The purchase price is in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of Access (EBITDA") for the years ending December 31, 2004, 2005 and 2006. The total consideration to the seller paid and accrued through December 31, 2005 was $7,864,000 which includes paid in cash of $3,710,500, distribution of 1,836,989 shares with a value of $3,110,500, accrued cash consideration of $521,500 and 308,494 accrued shares valued at $521,500. Both the accrued cash consideration and shares were distributed in 2006. Total acquisition costs through December 31, 2005 were $393,000 including $127,000 accrued for at December 31, 2005. Including both consideration paid and acquisition costs, the total purchase price is $8,257,000. The Company expects that Access may continue to achieve EBITDA levels during 2006 that will require additional payments and common stock issuances. These additional payments and share deliveries will be accounted for as a decrease in the Company's cash and cash equivalents for the amount paid, an increase to stockholders' equity for the fair value of shares issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

        The closing purchase price consideration was allocated as follows:

	As of December 31,
	2005	2004
Net working capital	$274	$274
Fixed assets	206	206
Customer contract	1,400	1,400
Goodwill	6,895	2,304
Deferred tax liability	(518)	(518)

Total	$8,257	$3,666

        Net working capital acquired in the transaction included cash of $407, resulting in a net cash outlay for the acquisition of $1,859. The Company anticipates that the amortization of the acquired intangibles will not be deductible for federal income tax purposes. As a result of the contingent payments discussed above, $4,591, including $127 of additional acquisition cost, has been added to goodwill in 2005. The allocation of $6,895 and $2,304 to goodwill as of December 31, 2005 and 2004, respectively, is considered appropriate, as Access strategically complements the Company's healthcare service offering. Access completes the Company's healthcare offering which is to provide individuals and employee group markets access to preferred provider networks, medical escrow accounts and third party administration capabilities to adjudicate and pay for the medical claims. From a sales distribution standpoint, the Company has the ability to grow Access' regional business as the Company has numerous independent marketing representatives who sell both to the individual and employer groups throughout the United States. The Company's acquisition of Access serves to complement its most recent entry into the public sector market, with the State of Louisiana. Access' primary area of expertise is in the public sector market. The contract carrying value of $1,400, based upon the projected net cash flows from the contract, will be amortized over the contract's expected life of 10 years.

        The following financial condensed results of operations presents the Company's acquisition of Access prepared on a pro-forma basis, as if the acquisition had occurred at the beginning of 2003.

	For the Years Ended December 31,
		Unaudited
	2005	2004	2003
Revenues	$30,143	$40,317	$46,386

Net (loss) earnings	$(13,371)	$(1,710)	$4,638

Earnings (loss) per common share
Basic
—From continuing operations	$(1.10)	$(0.14)	$0.38

—From discontinued operations	$0.02	$(0.01)	$(0.02)

Diluted
—From continuing operations	$(1.10)	$(0.14)	$0.38

—From discontinued operations	$0.02	$(0.01)	$(0.02)

Weighted average number of common shares outstanding:
Basic	12,432,591	12,396,114	12,337,275

Diluted	12,432,591	12,396,114	12,412,700

        Mr. Apodaca, our President and Chief Operating Officer, has an agreement with National Center for Employment of the Disabled ("NCED"). NCED is the party from whom we bought Access HealthSource, Inc. ("Access") in June 2004. This agreement between Mr. Apodaca and NCED predates our acquisition of Access and entitles him to 10% of the proceeds (stock or cash) from the sale of Access. From this agreement, as of December 31, 2005, Mr. Apodaca (i) has received 183,699 of our shares and (ii) is entitled to and is the beneficial owner of an additional 30,849 shares.

PRECIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Information)

Note 4—Accounts and Notes Receivable

        During 2005 and 2004, the Company held notes receivable with certain private label clients. The Company periodically assesses the collectability of certain of these notes and provides an additional allowance for uncollectible notes. At December 31, 2004, all uncollected notes receivable were written off.

        Accounts and notes receivable are comprised of the following at December 31,

	2005	2004
Accounts Receivable	$320	$531
Allowance for doubtful accounts	(83)	(219)

Accounts Receivable, net	237	312
Notes receivable	206	—
Allowance for uncollectible notes	(180)	—

Other	26	—

Accounts and notes receivable, net	$263	$312

        Based on the information available to the Company, the Company believes its allowances for both doubtful accounts and notes receivable as of December 31, 2005 are adequate. However, actual write-offs might exceed the recorded allowance.

Note 5—Prepaid Assets

        Prepaid assets are comprised of the following at December 31,

	2005	2004
Provider Network Premiums	$643	$—
Insurance	484	244
Marketing	—	183
Postage	134	—
Service Contracts	57	26
Rent	31	33
Other	118	61

	$1,467	$547

        The increase in prepaid assets in 2005 was due to the timing of year-end payments for tax purposes that will be largely amortized over the first three months of 2006.

Note 6—Fixed Assets

        Fixed assets are comprised of the following at December 31,

	2005	2004
Furniture and fixtures	$311	$344
Leasehold improvements	169	161
Computers and office equipment	1,770	3,951
Software	912	1,539
Automobiles	—	121
Software under development	84	—

	3,246	6,116
Accumulated depreciation and amortization	(2,122)	(4,127)

Fixed assets, net	$1,124	$1,989

Note 7—Intangible Assets

        The change in the carrying amount of the Company's intangible assets for the years ended December 31, 2005 and 2004 are as follows:

	Goodwill	Contracts	Total
Intangible assets, balance as of January 1, 2004	$21,077	$—	$21,077
Goodwill, acquired during the year	2,304	—	2,304
Contracts, acquired during the year	—	1,400	1,400
Impairment charge	(2,000)	—	(2,000)

Intangible assets, balance as of December 31, 2004	21,381	1,400	22,781
Goodwill, acquired during the year	4,591	—	4,591
Amortization of Contract	—	(140)	(140)
Impairment charge	(12,900)	—	(12,900)

Intangible assets, balance as of December 31, 2005	$13,072	$1,260	$14,332

        As part of the Access purchase agreement completed June 18, 2004, the Company made additional purchase price payments and stock deliveries of $4,464, based upon Access' 2005 performance. Additional acquisition costs of $127 accrued in 2005 has also been added to Access' goodwill. The increased purchase price was recorded as a $4,591 addition to goodwill, increasing goodwill attributable to the Access acquisition to $6,895 at December 31, 2005 from $2,304 at December 31, 2004.

        During the year ended December 31, 2004, the Company acquired an intangible asset related to a contract between Access and a customer, as shown in the table above. The contract is expected to have a life of ten years and amortization expense in the amount of $140 will be recognized each year beginning January 1, 2005, the effective date of the contract.

        During the year ended December 31, 2004, our intangible assets were reduced by $2,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight.

        Due to the continuing decline in members and revenues of the Consumer Healthcare Savings segment to a lower level than management had previously predicted and the pending litigation and regulatory activity that was announced in the second quarter of 2005, we completed an impairment test of the goodwill as of June 30, 2005. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. An independent valuation consultant was engaged by the Company to estimate fair values for that reporting unit using discounted cash flow projections and other valuation methodologies in evaluating and measuring a potential impairment charge. Based upon management's cash flow projections and the consultant's independent valuation, the Company recorded an impairment loss related to The Capella Group, Inc. of $9,900 in the second quarter of 2005. In the fourth quarter of 2005 a second analysis was performed based on a revised forecast which resulted in the booking of an additional impairment of $3,000. To the extent that, in the future, our estimates change or our stock price decreases, further goodwill write-downs may occur.

Note 8—Capital Leases

        The Company has several capital leases for office equipment with a net book value of $451 and $594 as of December 31, 2005 and 2004, respectively. These lease purchases have been capitalized at the present value of fair market value using an interest rate of 8.5% to 9.5% and are being depreciated over their estimated useful lives. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net lease payments as of December 31, 2005:

2006	$293
2007	221
2008	102

Total minimum lease payments	616
Less: Amount representing executory costs	(47)
Less: Amount representing interest	(90)

Present value of minimum lease payments	479
Current portion of capital lease obligations	241

Capital lease obligations, net of current portion	$238

        The following is a schedule of capital leases in effect as of December 31:

	2005	2004
Capital lease assets	$759	$3,055
Accumulated amortization	(308)	(2,461)

Net book value	$451	$594

Capital lease obligation	$479	$592

        For the years ended December 31, 2005, 2004 and 2003, amortization of capitalized lease assets in the amounts of $649, $1,344 and $1,536, respectively, were included in depreciation and amortization expense.

Note 9—Stockholders' Equity

        Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 102,000,000 shares of capital stock, consisting of 100,000,000 shares of Common Stock, $0.01 par value per share (the "Common Stock"), and 2,000,000 shares of preferred stock, $1.00 par value per share (the "Preferred Stock").

        On July 8, 2004, the Company's Board of Directors authorized the repurchase of up to 500,000 shares of our common stock through open market or private purchase transactions over the next year depending on prevailing market conditions. Through December 31, 2004, the Company had purchased 255,946 shares under this authorization for a total consideration of $682 at a weighted average price of $2.66 per share. In 2005, the Company purchased an additional 244,054 shares for a total consideration of $369 at a weighted average price of $1.51 for shares purchased in 2005.

Month	Quantity Purchased	Weighted Avg. Stock Price/Share	Total Cost
As of December 31, 2004	255,946	2.66	$682
January 2005	15,412	2.09	32
February 2005	29,115	2.23	65
March 2005	35,450	1.91	67
April 2005	32,600	1.77	58
May 2005	131,477	1.12	147

As of December 31, 2005	500,000	2.10	$1,051

Note 10—Common Stock Options

        As of December 31, 2005, the Company has two stock-based compensation plans as described below.

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

        In July 2002, our stockholders adopted our 2002 IMR Stock Option Plan with an effective date of July 29, 2002. The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 2002 IMR Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. On January 29, 2003, the Board approved a motion effective June 1, 2003 for the discontinuance of any further stock option grants under the 2002 IMR Stock Option Plan.

        In July 2002, our stockholders adopted our 2002 Non Employee Stock Option Plan with an effective date of July 29, 2002. The Company has reserved 500,000 shares of our common stock for issuance upon the exercise of options granted under this plan. Under the 2002 Non Employee Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. As of December 31, 2005, there are no options remaining available for future issuance under the 2002 Non Employee Stock Option Plan.

        On June 29, 2003, the Company's stockholders approved an amendment to increase the number of shares reserved under our 1999 Stock Option Plan from 700,000 to 1,400,000 shares of common stock for issuance upon the exercise of options under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the option granted. As of December 31, 2005, the number of options remaining available for future issuance under the 1999 Stock Option Plan is 718,750.

        Information with respect to stock options outstanding to certain employees, directors and service providers are as follows:

	2005
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,489,764	$4.01
Granted at market value	224,000	$1.37
Exercised	(20,000)	$1.25
Forfeited	(392,410)	$4.39

Outstanding at end of year	1,301,354	$3.48

	Options Outstanding			Options Exercisable
	Outstanding At 12/31/05	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Outstanding 12/31/05	Weighted Average Exercise Price
$1.05 to $1.75	212,000	4.8	$1.32	112,000	$1.27
$2.24 to $3.55	610,566	3.5	$2.80	366,816	$2.85
$3.82 to $5.25	348,550	3.4	$4.34	234,800	$4.54
$7.65 to $9.50	130,238	2.4	$7.90	128,613	$7.89

	1,301,354	3.6	$3.48	842,229	$3.88

        The weighted average fair value stock price of stock options granted for the year ended December 31, 2005 was $1.37.

        During the year ended December 31, 2005, 224,000 stock options were granted to the Company's officers and directors. These stock options had a weighted average exercise price of $1.37 and were immediately exercisable. The total stock options granted to Directors as of December 31, 2005 was 622,000 with a weighted average exercise price of $3.71. The Company's directors exercised 10,000 stock options in December 2005. The Company's officers and directors forfeited 295,000 stock options during the year ended December 31, 2005. The life of the stock options granted to directors is generally 5 years.

	2004
	Options	Weighted Average Exercise Price
Outstanding at beginning of year	991,014	$5.73
Granted at market value	845,500	$3.20
Exercised	(8,750)	$3.55
Forfeited	(338,000)	$7.02

Outstanding at end of year	1,489,764	$4.01

	Options Outstanding			Options Exercisable
	Outstanding At 12/31/04	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Outstanding 12/31/04	Weighted Average Exercise Price
$1.25 to $1.87	40,000	1.0	$1.25	40,000	$1.25
$2.40 to $3.55	652,566	4.4	$2.84	300,441	$2.95
$3.82 to $5.25	630,460	4.1	$4.35	216,710	$4.81
$5.78 to $8.51	137,738	3.4	$7.61	130,238	$7.72
$9.37 to $9.50	29,000	2.2	$9.50	15,125	$9.50

	1,489,764	4.0	$4.01	702,514	$4.45

        The weighted average fair value stock price of stock options granted for the year ended December 31, 2004 was $1.47.

        During the year ended December 31, 2004, 172,000 stock options were granted to the Company's directors. These stock options had a weighted average exercise price of $2.94 and are immediately exercisable. The total outstanding stock options held by Directors as of December 31, 2004 was 498,000 with a weighted average exercise price of $4.29. The Company's directors did not exercise and/or forfeit any stock options for the year ended December 31, 2004. The life of the stock options granted to directors is generally 5 years.

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

        In connection with the Company's initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants had the right through February 10, 2005, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders. As of December 31, 2005, 16,500 of these warrants had been exercised at a per share price of $9.00.

        In November 2000, 200,000 stock options were provided to the Company's underwriter exercisable for the purchase of 200,000 shares of common stock for $9.37 per share. During 2003, 17,000 of these stock options were exercised before their expiration on June 30, 2003.

Note 11—Income Taxes

        The income tax provision for the years ended December 31, 2005, 2004 and 2003 consists of:

	2005	2004	2003
Current (benefit) provision	$(916)	$306	$2,292
Deferred provision (benefit)	1,146	(1,041)	119

Provision (benefit) for income taxes	$230	$(735)	$2,411

Tax provision (benefit) from continuing operations	$41	$(650)	$2,524
Tax provision (benefit) from sale and discontinued operations	189	(85)	(113)

Provision (benefit) for income taxes	$230	$(735)	$2,411

        Deferred income tax assets and liabilities as of December 31, 2005 and 2004 are comprised of:

	2005	2004
Deferred income tax assets:
Net operating loss carryforwards	$739	$761
Allowance for doubtful accounts	85	77
Depreciation and impairment of fixed assets	61	282
Goodwill	—	515
Accrued expenses	254	166
Valuation Allowance	(116)	—

Total deferred tax assets	1,023	1,801
Deferred income tax liabilities:
Prepaid expenses	544	137
Intangible asset basis differences	479	518

Total deferred tax liabilities	1,023	655

Deferred tax asset, net	$—	$1,146

Current portion of deferred tax asset, net of current deferred tax liability	$—	$106
Non-current portion of deferred tax asset, net of non-current deferred tax liability	275	1,040
Current deferred tax liability, net of current deferred tax asset	275	—

Deferred tax asset, net	$—	$1,146

PRECIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Information)

        At December 31, 2005 and 2004, the Company had federal and state net operating loss ("NOL") carryforwards of approximately $2,174, expiring at various dates through 2020. The NOL carryforwards after tax effects of 34% and 35%, respectively, result in a deferred tax asset of $739 and $761 as of December 31, 2005 and 2004, respectively. The Company's ability to use these losses to offset future taxable income is subject to an annual limitation of approximately $192 under the Internal Revenue Code.

        The Company's effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	2005	2004	2003
Federal statutory rate	(34.0)%	(34.0)%	35.0%
Permanent differences including goodwill impairment	32.4%	—%	—%
State tax	0.9%	8.1%	2.9%
Other	0.8%	(1.4)%	(0.8)%

	0.1%	(27.3)%	37.1%

Note 12—Earnings Per Share

        The Company's earnings or (loss) per share data was computed as follows:

	For the Years Ended December 31,
	2005	2004	2003
(Loss) earnings from continuing operations	$(13,687)	$(1,814)	$4,278
Gain on sale of operations, net of taxes	300	—	—
Earning (loss) from discontinued operations	16	(142)	(189)

Net (loss) earnings	$(13,371)	$(1,956)	$4,089

Basic earnings per share
Weighted average number of common shares outstanding during the year	12,432,591	11,921,946	11,848,789

(Loss) earnings per share from continuing operations	$(1.10)	$(0.15)	$0.36
Gain on sale of operations, net of taxes	0.02	—	—
Earning (loss) from discontinued operations	0.00	(0.01)	(0.01)

Net (loss) earnings per share	$(1.08)	$(0.16)	$0.35

Diluted earnings per share
Weighted average number of common shares outstanding during the year	12,432,591	11,921,946	11,848,789
Stock options	—	—	75,425

Weighted average number of shares outstanding during the year-assumed conversion	12,432,591	11,921,946	11,924,214

(Loss) earnings per share from continuing operations	$(1.10)	$(0.15)	$0.35
Gain on sale of operations, net of taxes	0.02	—	—
Earning (loss) from discontinued operations	0.00	(0.01)	(0.01)

Net (loss) earnings per share	$(1.08)	$(0.16)	$0.34

        For the year ended December 31, 2005 and 2004, 25,375 and 54,863 shares related to outstanding stock options, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

        The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the year ended December 31, 2005, 2004 and 2003 was 1,089,354, 991,198 and 555,898, respectively.

Note 13—Commitments and Contingencies

  Kirk, et al v. Precis, Inc. and David May

        On September 8, 2003, the case styled "Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA's, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants" was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA's, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. Until his employment ended in January 2004, David May was our Secretary and Vice President and General Counsel.

        The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May of 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs' broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592, plus exemplary damages and costs.

        On July 13, 2005, the court entered a judgment in favor of the Company, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The plaintiffs have appealed the judgment. While the Company cannot provide any assurance as to the outcome of the appeal, the Company does not believe that there exists any basis on which the judgment will be overturned.

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

        The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory and equitable relief. Plaintiffs' First Amended Complaint set forth three distinct claims under California law. Plaintiffs' first cause of action alleged that the operation of the Care Entrée™ program by the Company, and The Capella Group, Inc. violates Health and Safety Code Section 445 ("Section 445"), which governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code Sections 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. ("Section 1812.100"). Plaintiffs' third cause of action sought relief under Business and Professions Code Section 17200, California's Unfair Competition Law.

        The Company fully settled all the claims brought by the California Foundation for Business Ethics, Inc. and the claims of the Zermeno plaintiffs based upon Civil Code Sections 1812.119 and 1812.123. The claim related to Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788. The court tentatively ruled on June 28, 2005, that the plaintiffs did not have standing to bring these remaining claims. The plaintiffs' motions for summary judgment were denied at a hearing in November 2005. The issue of plaintiffs' standing was not finally resolved at that hearing. A negative result in this case would have a material affect on our financial condition and would limit our ability (and that of other medical discount cards) to do business in California.

        The Company believes that it has complied with all applicable statues and regulations in the state of California. Although the Company believes the Plaintiffs' claims are without merit, this remaining matter in the case remains pending, and the Company cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v. The Capella Group, Inc. et al

        The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005. The lawsuit alleges that Care Entrée directly and through Equal Access Health, Inc. (a party unaffiliated with the Company, but with whom the Company contracted for the sale our programs), violated certain provisions of the Texas Deceptive Trade Practices—Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, monetary penalties and restitution. The Company believes that the allegations are without merit and will vigorously defend the lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264. The Company believes that the allegations are without merit and intend on defending the lawsuit. Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and elsewhere. Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations. We cannot provide any assurance regarding the outcome or results of this litigation.

The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive

        On October 18, 2005, the Company's subsidiary, The Capella Group, Inc. d/b/a Care Entrée ("Capella") initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive. Lucinda Ehnes is the Director of the California Department of Managed Health Care (the "DMHC").

        The DMHC is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the "Knox-Keene Act"), a set of laws that regulate healthcare maintenance organizations or HMOs and impose licensing requirements on those organizations. This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare. In 2001 the DMHC issued its interpretive opinion that concluded that the healthcare discount programs like those offered and sold by Capella are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Act is not applicable. Accordingly the Company believes that the DMHC does not have jurisdiction over healthcare discount programs like that of Capella's Care Entrée program.

        In the first half of 2005, DMHC initiated an investigation to determine the applicability the Knox-Keene Act to the membership programs offered and sold to California residents as a form of "health care service plan." In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella's Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, effectively under the jurisdiction of the DMHC.

        In the lawsuit, Capella is requesting a declaratory judgment finding that the Care Entrée discount program is not a "health care service plan" within the meaning of the Knox-Keene Act and therefore not subject to the Act and that the DMHC has neither the authority nor the jurisdiction to issue the Cease and Desist Order. In accordance with the Knox-Keene Act, Capella is seeking a declaratory judgment and injunction to prevent enforcement of the Cease and Desist Order by the Director of DMHC.

        The Company provides no assurances that the Company will be successful in this lawsuit or in defending the DHMC action. Findings against Capella and in favor of the DMHC and its Director could have a material adverse effect on the Company's financial condition and on our operations in California and overall results of operations.

        The Company has accrued $112 and $187 as of December 31, 2005 and 2004, respectively, to provide for costs of defense and possible settlement of pending and threatened litigation, including those matters described above. The Company accrues the cost of defending and settling pending and threatened claims and litigation, including legal fees to be incurred in such defense, when in its judgment such costs are estimable and probably will be incurred.

        The Company has an unused letter of credit in the amount of $1,500 obtained on commercial terms. The letter of credit is due to expire on June 6, 2006.

        Under the terms of the acquisition of Access in 2004, the Company agreed to pay a purchase price of up to $9,350 in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of Access ("EBITDA") during 2004, 2005 and 2006. As of December 31, 2005, $1,487 of the maximum $9,350 purchase price of Access may become payable based upon Access attaining certain levels of EBITDA in 2006.

        The terms of employment for three of the officers of the Company are governed by Employment Agreements between the Company and each officer. Each of these agreements provide for lump sum payments to the officer in the event of involuntary termination without cause. In the event of termination without cause, the officer is entitled to a lump sum payment equal to their current monthly salary for up to 24 months or the remaining term of the employment agreement, whichever is longer. In addition, the Company will provide health, medical, dental, disability and life insurance for the officer for the longer of the term of the contract or a defined minimum period of up to 24 months or pay the equivalent value of the benefits due to the employee under the employment agreement. At the current salaries of these officers, the potential cumulative lump sum benefit for the three officers, based on minimum payments, is $785 which excludes the cost of providing the defined benefits.

Note 14—Operating Leases

        The Company has leased various office spaces and certain machinery and equipment through December 15, 2006. Future lease commitments on this space, machinery and equipment are as follows:

2006	$362

Total	$362

        Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term. For the years ended December 31, 2005, 2004 and 2003, the Company recognized rent expense related to office space and equipment in the amounts of $629, $515 and $391, respectively.

Note 15—Employee Benefit Plan

        The Company has adopted a retirement plan that includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the plan. The Company makes matching contributions of up to 50% of a participant's contributions limited to 3% of the participant's annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2005, 2004 and 2003, the Company made $29, $32 and $43, respectively, in matching contributions to the Plan. All contributions by participants are fully vested.

Note 16—Segmented Information

        The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, that requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has four reportable segments: healthcare savings cards, self-funded employer healthcare administration, non-healthcare membership programs and financial services. The Company's reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. Our healthcare savings card segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees' healthcare risk. These programs are sold primarily through a network marketing strategy. Our self-funded employer healthcare administration segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self fund their healthcare benefits requirements. Our non-healthcare membership division offers non-healthcare related membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Substantially all of our non-healthcare related membership service programs are offered and sold at retail by clients engaged in the rental-purchase industry. This segment discontinued its operations in December 2005. Our financial services segment provides high deductible and scheduled benefit insurance policies, life insurance and annuities and health savings accounts, healthcare reimbursement arrangements and medical and dependent care flexible spending accounts.

        The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2, intersegment sales are not material and all intersegment transfers are eliminated. During 2004, the Company increased the number of segments from one to four, excluding its corporate activities. The Company announced on December 9, 2005 that it had sold substantially all of the operating assets of its Foresight Club division, which comprised the Membership Programs segment, to Benefit Marketing Solutions ("BMS"), an unaffiliated privately held Norman, Oklahoma company effective December 1, 2005. Subsequent to the sale and effective December 19, 2005, the Company dissolved Foresight, Inc. and transferred its remaining net assets, of approximately $173, to the Consumer Healthcare division.

        No one customer represents more than 5% of the Company's overall revenue. Therefore, the Company does not believe it has a material reliance on any one customer. The Company operates in substantially all of the fifty states in the U.S. but not in any foreign countries.

        The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The table on the following page summarizes segment information:

2005	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Total From Continuing Operations
Revenue(1)	$21,217	$8,537	$389	$—	$30,143
Operating income (loss)(1)	86	1,745	(600)	(15,036)	(13,805)
Interest expense (income)	—	—	—	(159)	(159)
Goodwill impairment	—	—	—	12,900	12,900
Depreciation and amortization	1,440	146	22	—	1,608
Taxes(2)	—	—	—	41	41
Assets acquired, net of disposals	(2,927)	17	2	—	(2,908)
Intangible assets(2)	—	—	—	14,332	14,332
Assets held	8,335	11,157	67	11,305	30,864
2004	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Total From Continuing Operations
Revenue(1)	$32,625	$4,079	$734	$—	$37,438
Operating income (loss)(1)	1,195	630	(1,061)	(3,171)	(2,407)
Interest expense (income)	—	—	—	57	57
Goodwill impairment	—	—	—	2,000	2,000
Depreciation and amortization	2,247	58	18	—	2,323
Tax benefit(2)	—	—	—	(650)	(650)
Assets acquired, net of disposals	658	585	43	1,311	2,597
Intangible assets(2)	—	—	—	22,781	22,781
Assets held	10,743	8,636	90	20,217	39,686

2003	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Total From Continuing Operations
Revenue	$39,850	$—	$374	$—	$40,224
Operating income (loss)	7,875	—	(118)	(802)	6,955
Interest expense (income)	—	—	—	153	153
Depreciation and amortization	2,039	—	1	—	2,040
Taxes(2)	—	—	—	2,524	2,524
Assets acquired, net of disposals	934	—	17	(14)	937
Intangible assets(2)	—	—	—	21,077	21,077
Assets held	11,213	—	20	28,082	39,315

(1)
—The loss before provision for income taxes for 2005 for the Consumer Healthcare Savings segment excludes a $12,900 charge for impairment of goodwill recorded in connection with the acquisition of Capella as such unusual charges are not allocated to the related segment. That charge is included in the loss at the corporate level. The loss before provision for income taxes for 2004 for the non-healthcare membership program segment excludes a $2,000 charge for impairment of goodwill recorded in connection with the acquisition of Foresight Inc. in 2000 as such unusual charges are not allocated to the related segment. That charge is included in the loss at the corporate level.

(2)
—Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.

Note 17—Discontinued Operations

        The Company announced on December 9, 2005 that it had sold substantially all of the operating assets of its Foresight Club division, which comprised the Membership Programs segment, to Benefit Marketing Solutions ("BMS"), an unaffiliated privately held Norman, Oklahoma company effective December 1, 2005. The Foresight Club designed and offered membership programs for rental-purchase companies, financial organizations, employer groups, retailers, and association-based organizations. These membership programs were sold as part of a point-of-sale transaction or through direct marketing efforts. The Company acquired the business in 2000.

        The total purchase price was $475. The assets sold consisted primarily of the contracts and business relationships with Membership Program dealers, and certain other intangible assets.

        Subsequent to the sale and effective December 19, 2005, the Company dissolved Foresight, Inc. and transferred its remaining net assets, of approximately $173, to the Consumer Healthcare division. This dissolution provided a tax benefit of approximately $545 related to the goodwill impairment of $2,000 recognized in 2004.

        An analysis of the discontinued operations of the Membership Program business is as follows:

DISCONTINUED OPERATIONS—MEMBERSHIP PROGRAMS
SELECTED FINANCIAL DATA

	December 31, 2005	December 31, 2004
ASSETS
Trade accounts receivable	$—	$101
Inventories	—	56
Prepaid expenses	—	2

Total assets	$—	$159

LIABILTITES
Current Liabilities:
Accounts payable	$—	$19
Other accrued expenses	—	83

Total liabilities	$—	$102

	Years Ended December 31,
	2005	2004	2003
Net sales	$1,065	$881	$1,863
Cost of operations	745	724	1,083
Sales and marketing	205	131	360
General and administrative	91	253	725

Total operating expenses	1,041	1,108	2,168

Operating income (loss)	24	(227)	(305)
Interest (income) expense	(1)	—	(3)

Net earnings (loss) before income taxes	25	(227)	(302)
Provision for income taxes (benefit) expense	9	(85)	(113)

Earnings (loss) from operations	16	(142)	(189)
Gain on sale of operations, net of taxes	300	—	—

Net income (loss)	$316	$(142)	$(189)