Form 10-Q
period 2006-03-31
PRECIS INC
filed 2006-05-15
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended March 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 001-15667

PRECIS, INC.

(Exact name of business issuer as specified in its Charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2040 North Highway 360	75050
Grand Prairie, Texas	(Zip Code)
(Address of principal executive offices)

(866) 578-1665

(Issuer’s telephone number)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒

As of May 10 2006 the Registrant had outstanding 13,512,763 shares of Common Stock, $.01 par value.

PRECIS, INC.

FORM 10-Q
For the Quarter Ended March 31, 2006

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

The following discussion is qualified in its entirety by the more detailed information in our Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2005 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements. Our ability to achieve these results is subject to the risks and uncertainties discussed in our Form 10-K. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

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

Our Independent Marketing Representatives (IMRs) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions of 100% of the membership fees in the month of a membership sale for the members they enroll. After the month of membership sales, we pay independent marketing representatives 20% of the membership fees of members they enroll for the life of that members’ enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. We pay a total of up to 35% in override commissions down through seven levels. In the month of membership sales, no override commissions are paid to the representative’s upline. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues attributable to the Care EntréeTM programs. The total regular or ongoing commissions payout, including overrides on monthly membership sales after the enrollment month and our contribution to the bonus pools, is up to 60% of qualified membership sales.

We also design healthcare membership programs for employer groups and third party marketers. Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing. We believe that our clients, their members and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies or inbound direct marketing to target the profiled needs of the clients’ particular member base. Our memberships sold by third-party organizations are generally marketed using the third-party’s name or brand or under our wholesale brand “For Your Good Health.” We refer to these programs and membership sales as wholesale programs or private label programs. While the services offered to consumers by these private label programs are generally similar to the services we offer through Care Entrée™, each of the private label programs can bundle our services to fit the needs of their consumers. For instance, some of our private label programs do not offer a self-funded escrow program to their members.

Included in this segment and commencing in the third quarter of 2005, we began offering neutraceuticals, consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand. These are marketed together with wellness services such as access to telephonic physician services and discounted lab testing. These are sold through a network marketing strategy.  Neutraceutical sales commenced in late September 2005, but were immaterial through March 31, 2006.

EMPLOYER AND GROUP HEALTHCARE SERVICES

For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we offer a more streamlined version of our healthcare products and programs. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized. With our acquisition of Access HealthSource, Inc. (“Access”) in June 2004, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. With the services of Access, we offer a more complete suite of healthcare services. We are able to provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third party administration capabilities to adjudicate and pay medical claims. From a sales distribution standpoint, we have the ability to grow Access’ regional business through our numerous independent marketing representatives who sell both to individuals and employer groups throughout the United States. Access’ primary area of expertise is in the public sector market.

FINANCIAL SERVICES

Through our subsidiary, Care Financial of Texas, L.L.C. (“Care Financial”), we offer high deductible and scheduled benefit insurance policies, life insurance and annuities. The high deductible and scheduled benefit insurance policies offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. Commission revenue related to these policies was $32,000 first quarter of 2006. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents and other licensed agents who are not Care Entrée™ independent marketing representatives that are now managed by an outside agency on an independent contractor basis. Additionally, we offer health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) through Care125, a division of Access. Our Care125 services allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Our Care125 programs and our medical savings programs can be sold together by agents and brokers with whom we have contracted to offer a more complete benefit package to employers.

RENTAL PURCHASE AND CLUB MEMBERSHIP PROGRAMS (DISCONTINUED)

Until December 1, 2005, we also designed club membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs were offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts. Program members are offered and provided our third-party vendors’ products and services. The products and services were bundled, priced and marketed to target the profiled needs of the clients’ particular customer base. Most of our club membership programs were sold by third-party organizations, generally in connection with a point-of-sale transaction. We refer to these programs and membership sales as wholesale programs. Revenues from these programs have represented a lesser portion of our revenues in recent years than in the past. In December 2005, we sold substantially all of the assets of this subsidiary and discontinued its operations.

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

Acquisitions

We acquired Access in June 2004 for $3,666,000 that includes $2,304,000 of goodwill, $1,400,000 of contracts acquired, $274,000 of working capital and $206,000 of fixed assets, offset by $518,000 of deferred tax liability. Furthermore, we agreed to make additional purchase price payments and stock deliveries if Access were to achieve and exceed certain operating performance levels. Additional consideration of $4,464,000, based upon Access’ 2005 performance was paid during 2005 and first quarter of 2006. Additional acquisition costs consisting of contingent transaction fees of $127,000 were also accrued at December 31, 2005 and recorded as an addition to goodwill. Because of Access’ failure to achieve and exceed certain performance levels, no additional consideration was accrued during the first quarter 2006. The 2005 performance-based additional purchase price was recorded as a $4,591,000 addition to goodwill, increasing goodwill attributable to the Access acquisition to $6,895,000 at December 31, 2005 from $2,304,000 at December 31, 2004. The purchase price allocation of $6,895,000 to goodwill (including amounts recorded at the initial closing) was considered appropriate, as Access strategically complements the Company’s healthcare service offering.

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

Intangible Asset Valuation

Our intangible assets as of March 31, 2006, consist primarily of goodwill of $13,072,000. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. Additionally, intangible assets include $1,225,000 of contracts, net of amortization, acquired as part of our acquisition of Access. During the year ended December 31, 2005, our intangible assets were reduced by $12,900,000 to reflect the impairment of goodwill related to our acquisition of The Capella Group, Inc. and its Care Entrée™ program in 2001.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months ended March 31, 2006, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and made no adjustment against the carrying amount of the deferred tax assets because in our opinion it is more probable than not that these assets will be realized.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” SFAS 123(R) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the alternative to record compensation expense using the intrinsic value method of accounting under Accounting Principles Board Opinion 25 (Opinion 25) that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in the recognition of no compensation cost if the options were granted with an exercise price equal to their fair value at the date of grant. SFAS 123(R) requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In April 2005, the Securities and Exchange Commission voted to change the effective date of SFAS 123(R) to fiscal years starting after June 15; however, early application is encouraged. The Company adopted the modified version of the prospective application of SFAS 123(R) as of January 1, 2006. Under SFAS 123(R), the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS 123(R) existing as of January 1, 2006, and (2) any new awards granted subsequent to the adoption date. See to Note 2, “Stock Based Compensation” in the Notes of our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Report for the effect of adoption on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Results of Operations

Consumer Healthcare Savings

As discussed above, our Consumer Healthcare Savings segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employee’s healthcare risk. These programs are sold primarily through a network marketing strategy. The operating results for our Consumer Healthcare Savings segment were as follows:

	For the Three Months Ended March 31, (Dollars in Thousands)
	2006	2005	Dollar Change	Percent Change
Revenues	$4,180	$6,273	$(2,093)	-33.4%
Operating expenses:
Cost of operations	1,408	2,309	(901)	-39.0%
Sales and marketing	1,597	2,078	(481)	-23.1%
General and administrative	1,160	1,832	(672)	-36.7%
Total operating expenses	4,165	6,219	(2,054)	-33.0%
Operating income	$15	$54	$(39)	-72.2%

	For the Three Months Ended March 31,
	2006	2005
Percent of Revenues	100%	100%
Operating expenses:
Cost of operations	33.7%	36.8%
Sales and marketing	38.2%	33.1%
General and administrative	27.7%	29.2%
Total operating expenses	99.6%	99.1%
Operating income	0.4%	0.9%

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Revenues. Our Consumer Healthcare Savings programs have been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment. While this feature has shown success in improving healthcare provider acceptance, it has made our programs more complex and difficult to sell. As of March 31, 2006, the percentage of our individual members who had made escrow deposits was approximately 49.7% of the total individual healthcare membership base. This excludes our private label programs, where the escrow requirements have not been mandated. In some of the states in which we have a significant number of members, especially Florida, Texas and California, our healthcare savings products are under scrutiny and criticism by state regulators and officials. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. The table below reflects the decline in our Consumer Healthcare Savings program membership over the preceding 27 months:

Care Entrée Membership

(Count at End of Quarter)

	1st Qtr 2004	2nd Qtr 2004	3rd Qtr 2004	4th Qtr 2004	1st Qtr 2005	2nd Qtr 2005	3rd Qtr 2005	4th Qtr 2005	1st Qtr 2006
Member count	79,087	74,617	63,840	56,955	51,895	46,514	41,958	37,952	37,281
Percent change	-2.70%	-5.65%	-14.44%	-10.78%	-8.88%	-10.37%	-9.79%	-9.55%	-1.77%
Average revenue per member, net of sales and marketing costs	$26.56	$25.81	$25.69	$25.02	$25.70	$26.24	$26.16	$24.03	$23.86

During the first quarter of 2006, the decline in our member count slowed primarily due to the resumption of sales from a major private label in January.

The drop in average revenue per member, net of sales and marketing costs, during the last two quarters is primarily the result if an increase in consulting and advertising costs related to fourth quarter 2005 and first quarter 2006 sales and marketing initiatives.

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

Members’ escrow or cash-in-trust declined slightly to $5,324,000 as of March 31, 2006 from $5,585,000 as of December 31, 2005, primarily for the termination of the escrow program in California that was mandated by the California Department of Insurance. The growth of our members’ escrow or cash-in-trust from $4,922,000 as of December 31, 2004 and from $2,768,000 as of December 31, 2003, provides some indication that, while overall memberships have continued to decline, those members participating in the escrow-based form of our healthcare savings program continue to increase their escrow deposits.

Throughout 2005, we have continued the measures and initiatives commenced earlier in the year to improve our operating efficiencies and performance, especially through cost reductions. These measures and initiatives include (i) the integration of Access management members with our management team, (ii) the termination of certain equipment capital leases, (iii) personnel reductions and other cost reduction actions, (iv) the exploration of additional products to compliment our core healthcare savings product, and (v) the providing additional compensatory incentives to our independent marketing representatives. These measures have successfully reduced the cost structure associated with our Care Entrée™ and private label membership programs. During the first quarter of 2006, we resumed sales of our consumer healthcare savings products to a private-label reseller who, in early 2005, had discontinued sales of those products. This, together with other improvements in the sales of those products, has led to increases in new enrollments and during the last half of that first quarter of 2006 the decline in memberships appears to have subsided.

Cost of Operations. The decrease in cost of operations was primarily due to reductions in fixed costs of $342,000 primarily related to termination of certain equipment leases, described above, as well as decreased variable costs of $436,000 primarily due to decreased provider network and bank fees related to decreased revenue in our Consumer Healthcare Savings segment.

Sales and Marketing Expenses. The decreases in sales and marketing expenses from the first quarter of 2005 to the first quarter of 2006 was primarily due to decreases in commissions related to the decreased membership revenue of the Care Entrée™ program. These commission decreases were accentuated by the departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée program is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of revenue. The decrease was partially offset by increase of consulting and other marketing costs of $157,000 related to Care Entrée and Vergance sales and marketing initiatives.

General and Administrative Expenses. The decrease in general and administrative expenses from the first quarter of 2005 to the first quarter of 2006 is primarily for the cost reduction measures discussed above, primarily related to reductions in employees and the associated salaries and benefits.

Employer and Group Healthcare Services

The primary element of our Employer and Group Healthcare Services segment is our wholly-owned subsidiary, Access. Access provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self-fund their healthcare benefits requirements. The operating results for our Employer and Group Healthcare Services segment were as follows:

	For the Three Months Ended March 31, (Dollars in Thousands)
	2006	2005	Dollar Change	Percent Change
Revenues	$1,916	$2,093	$(177)	-8.5%
Operating expenses:
Cost of operations	1,154	1,256	(102)	-8.1%
Sales and marketing	169	192	(23)	-12.0%
General and administrative	153	140	13	9.3%
Total operating expenses	1,476	1,588	(112)	-7.1%
Operating income	$440	$505	$(65)	-12.9%

	For the Three Months Ended March 31,
	2006	2005
Percent of Revenues	100%	100%
Operating expenses:
Cost of operations	60.2%	60.0%
Sales and marketing	8.8%	9.2%
General and administrative	8.0%	6.7%
Total operating expenses	77.0%	75.9%
Operating income	23.0%	24.1%

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Revenues. The primary element of our Employer and Group Healthcare Services segment is our wholly-owned subsidiary, Access HealthSource, Inc. (“Access”), which we acquired in June 2004, through which we offer full-third party administration services. Through Access we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. Access helps us offer a more complete suite of healthcare service products. Also through Access, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

Employer and Group Healthcare Services’ revenues declined from the first quarter of 2006 to the first quarter of 2005 due to the loss, in late 2005, of a significant customer.

Cost of Operations. Cost of operations for the Employer and Group Healthcare Services segment decreased primarily as the result of the decreased revenue discussed above. The cost of operations as a percent of revenue decreased 5.4 percentage points as the result of the new service contract that allows our fixed cost of operations to be spread over more revenue dollars. Further contributing to the percentage decrease was the automation of claims processing which reduced our salary and related costs as a percentage of revenue. As such, we were able to generate a corresponding increase in operating income as a percentage of revenue.

Financial Services

The operating results for our Financial Services segment were as follows:

	For the Three Months Ended March 31, (Dollars in Thousands)
	2006	2005	Dollar Change	Percent Change
Revenues	$45	$127	$(82)	-64.6%
Operating expenses:
Sales and marketing	72	91	(19)	-20.9%
General and administrative	30	334	(304)	-91.0%
Total operating expenses	102	425	(323)	-76.0%
Operating (loss)	$(57)	$(298)	$241	-80.9%

	For the Three Months Ended March 31,
	2006	2005
Revenues	100%	100%
Operating expenses:
Sales and marketing	160.0%	71.6%
General and administrative	66.7%	263.0%
Total operating expenses	226.7%	334.6%
Operating loss	-126.7%	-234.6%

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

During first quarter 2006, we reduced the costs associated with this segment, as we moved toward an agency arrangement that will substantially reduce our fixed operating costs and discontinued the consulting arrangement related to the management of the insurance sales force. These efforts continued through the end of first quarter 2006 and have resulted in significantly lower operating losses for our financial services segment.

Corporate

The operating costs for our corporate activities were as follows:

	For the Three Months Ended March 31, (Dollars in Thousands)
	2006	2005	Dollar Change	Percent Change
General and administrative	$514	$361	$153	42.4%
Total operating expenses	514	361	153	42.4%
Operating (loss)	$(514)	$(361)	$(153)	42.4%

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

General and Administrative Expenses. The increase in general and administrative expenses during the first quarter of 2006 is primarily due to increased audit, audit-related and tax fees of $69,000 and new stock-based compensation expense of $27,000 related to the adoption of SFAS 123(R).

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carryforwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At March 31, 2006 and December 31, 2005, we had deferred tax benefits of $275,000 (after allowance) resulting in large part from net operating loss carryforwards that, if not utilized, will expire at various dates through 2020. At March 31, 2006 and December 31, 2005, we also had a deferred tax liability of $275,000 which offsets the non-current deferred tax asset. We evaluate the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and provide an allowance against the carrying amount of such deferred tax assets if it is more probable than not that some or all of those assets will not be realized.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the three months ended March 31, 2006 and March 31, 2005 was $615,000 and $120,000, respectively, an increase of $495,000. The increase in net cash provided by operating activities was due primarily to the use of $870,000 of prepaid expenses incurred at year-end as part of our tax planning strategy and receipt of a Texas franchise tax refund of $133,000, offset by payments of accrued liabilities of $552,000 related to discontinued operations and provider network fees.

Investing Activities. Net cash used in investing activities for the three months ended March 31, 2006 and 2005 was $748,000 and $38,000, respectively, and related primarily to our acquisition of Access (including contingent consideration paid and delivered as described above).

Financing Activities. Net cash used in financing activities for the three months ended March 31, 2006 was $68,000 as compared to $447,000 for the three months ended March 31, 2005. During the three months ended March 31, 2006, net cash used in financing activities was primarily for payments on capital equipment leases of $68,000. The decrease in cash used in financing activities during the three months ended March 21, 2006 from the three months ended March 31, 2005 results from lower payments on capital lease obligations and the completion of the authorized repurchase of treasury stock in second quarter 2005.

At March 31, 2006 and December 31, 2005, we had working capital of $5,260,000 and $4,692,000, respectively. This increase was due primarily to the settlement of accrued additional consideration related to our acquisition of Access by the issuance of common stock. Other than our $411,000 capital lease obligations and our potential payment and delivery obligations associated with the Access acquisition (which are unknown as of the date of this report), we do not have any capital commitments. We anticipate that our capital expenditures for 2006 will not exceed the amount incurred during 2005. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next twelve months.

Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next twelve months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our stockholders.

In April 2006, we received an income tax refund from the Internal Revenue Service of $994,000 that resulted from our 2005 year-end income tax reduction strategies.

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

•                  Contain projections of our future operating results or of our future financial condition; or

•                  State other “forward-looking” information.

We believe it is important to discuss our expectations; however, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict. Readers are cautioned to consider the specific business risk factors described in our annual report on Form 10-K for the fiscal year ended December 31, 2005 and not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly revise forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

In connection with our quarter end close process and the preparation of our Quarterly Report on Form 10-Q as of March 31, 2006, an evaluation was performed under the supervision and with the participation of management, including our Acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on their evaluation of the effectiveness of our disclosure controls and procedures and the control over financial reporting as of March 31, 2006, our management, including our Acting Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of the evaluation date to provide reasonable assurance regarding management’s disclosure control objectives. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Acting Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures and internal controls over financial reporting were fully effective as of March 31, 2006. Furthermore, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.

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

On July 13, 2005, the court entered a judgment in favor of the Company ordering that the plaintiffs take nothing by way of their lawsuit.  The order set aside a previous jury verdict in favor of the plaintiffs.  The plaintiffs have appealed the judgment.  While the Company cannot offer any assurance as to the outcome of the appeal, management does not believe that there exists any basis on which the judgment will be overturned.

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

The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of the Care Entrée™ program by the Company violates Health and Safety Code § 445 (“Section 445”), which governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§ 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).

The Company has fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, the Company has settled the causes of action related to Civil Code §§ 1812.100.  The claim under Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.   At a hearing in November 2005, the court denied plaintiffs’ motion for summary judgment.
A negative result in this case would have a material affect on the Company’s financial condition and would limit the Company’s ability (and that of other healthcare discount programs) to do business in California.

Management believes that the Company has complied with all applicable statues and regulations in the state of California.  Although management believes the Plaintiffs’ claims are without merit, management and the Company cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices – Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  Management believes that the allegations are without merit and the Company intends on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on the Company’s financial condition and on the Company’s operations. No assurance can be provided regarding the outcome or results of this litigation.

The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive

On October 18, 2005, our subsidiary, The Capella Group, Inc. d/b/a Care Entrée (“Capella”) initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive.  Lucinda Ehnes is the Director of the California Department of Managed Health Care (the “DMHC”).  Capella subsequently withdrew the lawsuit to allow administrative action by the DMHC against Capella to run its course.

The DMHC is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate health maintenance organizations or HMOs and impose licensing requirements on those organizations.  This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare.  In 2001 the DMHC issued an interpretive opinion that concluded that the healthcare discount programs like those offered and sold by Capella are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Knox-Keene Act does not apply to healthcare discount programs.  Accordingly the Company believes that the DMHC does not have jurisdiction over healthcare discount programs like that of Capella’s Care Entrée program and accordingly filed the above reference lawsuit for a declaratory judgment to that effect.  The dismissal of Capella’s lawsuit was without prejudice, allowing Capella to file the lawsuit again if necessary.

In the first half of 2005, DMHC initiated an investigation to determine the applicability the Knox-Keene Act to the membership programs offered and sold to California residents.  In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act,  under the jurisdiction of the DMHC. Capella is contesting such order in an administrative proceeding with the DMHC that is currently pending as Case No.:  DMHC No.:04-312; OAH No.: N2005-10-0840

Findings against Capella in the administrative action or findings against Capella and in favor of the DMHC and its Director in any lawsuit filed by Capella against the DMHC and its director as a result of the administrative action could have a material adverse effect on the Company’s financial condition and on the Company’s operations in California and overall results of operations.

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

PRECIS, INC.
(Registrant)

Date: May 15, 2006	/s/NICHOLAS J. ZAFFIRIS
Nicholas J. Zaffiris
Chairman and Acting Chief Executive Officer

Date: May 15, 2006	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Executive Vice President and Chief Financial Officer and Principal Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(Dollars in Thousands, Except Share Information)

	As of March 31, 2006	As of December 31, 2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash-in-trust	$5,324	$5,585
Cash and cash equivalents	6,060	6,261
Accounts and notes receivable, net	246	263
Income taxes receivable	1,050	1,046
Inventory	257	332
Prepaid expenses	597	1,467
Total current assets	13,534	14,954

Fixed assets, net	1,074	1,124
Goodwill	13,072	13,072
Other intangible assets	1,225	1,260
Deferred tax asset	275	275
Other assets	142	179
Total assets	$29,322	$30,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$314	$467
Accrued commissions	360	380
Accrued consideration on business combination	25	1,170
Other accrued liabilities	1,058	1,590
Franchise taxes payable	640	507
Members’ liabilities	5,324	5,585
Deferred fees	42	47
Current portion of capital leases	236	241
Deferred tax liability	275	275
Total current liabilities	8,274	10,262

Capital lease obligations, net of current portion	175	238
Total liabilities	8,449	10,500

Contingencies and commitments (Note 4)

Stockholders’ equity:
Preferred stock, $100 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 14,012,763 and 13,704,269 issued, and 13,512,763 and 13,204,269 outstanding, respectively	140	137
Additional paid-in capital	29,487	28,942
Accumulated deficit	(7,703)	(7,664)
Less: treasury stock (500,000 shares)	(1,051)	(1,051)
Total stockholders’ equity	20,873	20,364

Total liabilities and stockholders’ equity	$29,322	$30,864

(1) Derived from the December 31, 2005 audited financial statements.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(Dollars in Thousands, except Earnings per Share)

	For the Three Months Ended March 31,
	2006	2005
Revenues	$6,141	$8,493

Operating expenses:
Cost of operations	2,562	3,565
Sales and marketing	1,838	2,361
General and administrative	1,857	2,667

Total operating expenses	6,257	8,593
Operating loss	(116)	(100)
Other expenses: Interest income, net	73	13
Loss before taxes	(43)	(87)
Provision for income tax benefit	(4)	(32)
Loss from continuing operations	(39)	(55)
Earnings from discontinued operations, net of taxes	—	4

Net loss	$(39)	$(51)

Loss per share:
Basic
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$—	$0.00
Diluted
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	$—	$0.00

Weighted average number of common shares outstanding:
Basic	13,406,504	11,824,255
Diluted	13,406,504	11,824,255

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands, Except Share Information)

					Accumulated
	COMMON STOCK		Additional	Treasury	Earnings
	Shares	Amount	Paid-in Capital	Stock	(Deficit)	Total
Balance, December 31, 2005	13,704,269	$137	$28,942	$(1,051)	$(7,664)	$20,364

Issuance of stock in business combinations	308,494	3	518	—	—	521
Stock options expense	—	—	27	—	—	27
Net (loss)	—	—	—	—	(39)	(39)
Balance, March 31, 2006	14,012,763	$140	$29,487	$(1,051)	$(7,703)	$20,873

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Three Months Ended March 31,
	2006	2005
Operating activities:
Net loss	$(39)	$(51)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	209	678
Provision for losses on accounts receivable	12	24
Stock options expense	27	—
Changes in assets and liabilities:
Accounts receivable	5	(54)
Income taxes receivable	(4)	(33)
Inventory	75	8
Prepaid expenses	870	(24)
Deferred tax asset	—	(26)
Other assets	37	13
Accounts payable	(153)	(225)
Accrued liabilities	(552)	(158)
Deferred fees	(5)	(60)
Income taxes payable	133	28
Net cash provided by operating activities	615	120
Investing activities:
Purchase of fixed assets	(124)	(38)
Cash used in business combination	(624)	—
Net cash used in investing activities	(748)	(38)
Financing activities:
Payments on capital leases	(68)	(283)
Purchase of treasury stock	—	(164)
Net cash used in financing activities	(68)	(447)
Net decrease in cash and cash equivalents	(201)	(365)
Cash and cash equivalents at beginning of period	6,261	8,283
Cash and cash equivalents at end of period	$6,060	$7,918

Supplemental disclosure:
Interest paid	$11	$11

Non-cash investing and financing activities:
Acquisition of fixed assets through issuance of capital leases, net of retirements	$—	$491
Stock issuance for accrued consideration on business combination	$521	$1,120
Cash-in-trust (refunded) collected, net of claims paid	$(261)	$427

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the alternative to record compensation expense using the intrinsic value method of accounting under Accounting Principles Board Opinion 25 (Opinion 25) that was provided in SFAS No. 123 as originally issued.

Under Opinion 25, issuing stock options to employees generally resulted in the recognition of no compensation cost if the options were granted with an exercise price equal to their fair value at the date of grant. SFAS 123(R) requires companies to measure and record the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award at the date of grant (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In April 2005, the Securities and Exchange Commission changed the effective date of SFAS 123(R) to fiscal years starting after June 15; however, early application was encouraged. The Company adopted the modified version of the prospective application of SFAS 123(R) as of January 1, 2006 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS 123(R) existing as of January 1, 2006, and (2) any new awards granted subsequent to the adoption date. Refer to Note 2, “Stock Based Compensation” for the effect of adoption on the Company’s consolidated financial statements.

Note 2 – Common Stock Options

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three months ended March 31, 2006 of $27,000 which was recorded to general and administrative expenses. This expense did not result in a change to earnings per share. The Company did not recognize a tax benefit from the stock compensation expense because the Company considers the benefit to be immaterial.

The Binomial Lattice option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term. The risk-free interest rate is based on interest rate of zero-coupon United States Treasury securities over the expected option term.

Our prior pro-forma presentations used the Black-Scholes option pricing model. If we had continued to use the Black-Scholes model the effect on the recorded expense would have been immaterial.

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the condensed consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R).

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended March 31, 2005

For the three months ended March 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three months ended March 31, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by Statement of Financial Accounting Standard 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

(Dollars in Thousands, Except Earnings Per Share)	For the Three Months Ended March 31, 2005
Loss from continuing operations	$(55)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(79)
Loss from continuing operations	(134)
Earnings from discontinued operations, net of taxes	4
Net loss	$(51)

Loss per share:
Basic – as reported
From continuing operations	$(0.00)
From discontinued operations	$0.00
Basic – pro forma
From continuing operations	$(0.00)
From discontinued operations	$0.00
Diluted – as reported
From continuing operations	$(0.00)
From discontinued operations	$0.00
Diluted – pro forma
From continuing operations	$(0.00)
From discontinued operations	$0.00

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the three months ended March 31, 2005 under SFAS 123 and the stock compensation expense recognized during the current three months ended March 31, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of the Three Months Ended March 31, 2006

1999 Stock Option Plan.

For the benefit of our employees, directors and consultants, we have adopted the Précis Smart Card Systems, Inc. 1999 Stock Option Plan (the “stock option plan” or the “plan”). The plan provides for the issuance of options intended to qualify as incentive stock options for federal income tax purposes to our employees and non-employees, including employees who also serve as our directors. Qualification of the grant of options under the plan as incentive stock options for federal income tax purposes is not a condition of the grant and failure to so qualify does not affect the ability to exercise the stock options. The number of shares of common stock authorized and reserved for issuance under the plan is 1,400,000.

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

2002 Non-Employee Stock Option Plan.

Effective May 31, 2002 our board of directors approved the Précis, Inc. 2002 Non-Employee Stock Option Plan (the “2002 Stock Option Plan”), which was approved by our stockholders on July 29, 2002. Our employees who also serve as our directors are not eligible to receive stock option under this plan. The purpose of the 2002 Stock Option Plan is to strengthen our ability to attract and retain the services of individuals that serve as our non-employee directors, consultants and other advisors that are essential to our long-term growth and financial success and thereby to enhance stockholder value through the grant of stock options. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the 2002 Stock Option Plan is 500,000.

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

 Expired options are returned to the Plan as they expire and are made available for grant. Incentive stock options have a five-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 25% each anniversary date thereafter, with the remaining stock options vesting immediately on the grant date. As of March 31, 2006, all outstanding options were incentive stock options.

For the quarterly periods ended March 31, 2006 and 2005, the Company did not grant any options to non-employee directors under the 1999 Option Plan or the 2002 Non-Employee Stock Option Plan.

The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	1,301,354	$3.48	N/A	N/A
Granted	—
Exercised
Canceled or forfeited	—
Options outstanding at March 31, 2006	1,301,354	$3.48	2.14	$61,720

Options exercisable at March 31, 2006	864,104	$3.89	2.14	$34,720

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the quarterly period ended March 31, 2006, was approximately $-0-. Cash received from stock options exercised during the quarterly period ended March 31, 2006 was $-0-. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized. Shares available for grant under the 1999 Option Plan as of March 31, 2006 were 718,750. None were available under the 2002 Non-Employee Stock Option Plan.

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining		Number of
	Options	Contractual Life	Weighted Average	Options	Weighted Average
Range of exercise prices	Outstanding	(in years)	Exercise price	Exercisable	Exercise Price
$1.05— 1.75	212,000	3.72	$1.32	112,000	$1.27
1.75— 3.55	610,566	2.16	$2.80	366,816	$2.85
3.55— 5.25	348,550	1.74	$4.34	255,050	$4.49
5.25— above	130,238	0.50	$7.90	130,238	$7.90

	1,301,354			864,104

Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $69,000, which is expected to be recognized over a weighted average period of approximately 1.35 years.

The weighted average per share fair value of stock options granted during the quarterly periods ending March 31, 2006 and 2005 was $0.00 and $17,000 respectively. The fair value was estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2006	2005
Volatility	N/A	72%
Expected option term	N/A	5 yrs
Risk-free interest rate	N/A	4.23%
Expected dividend yield	N/A	0%

Note 3 – Earnings Per Share

The Company’s earnings per share data was computed as follows:

	For the Three Months Ended March 31
(Dollars in Thousands, Except Earnings Per Share)	2006	2005

Loss from continuing operations	$(39)	$(55)
Earnings from discontinued operations, net of taxes	—	4
Net loss	$(39)	$(51)

Basic earnings per share
Weighted average number of common shares outstanding during the period	13,406,504	12,031,928

Loss per share from continuing operations	$(0.00)	$(0.00)
Earnings per share from discontinued operations, net of taxes	—	0.00
Net loss per share	$(0.00)	$(0.00)

Diluted (loss) per share
Weighted average number of common shares outstanding during the period (1)	13,406,504	12,031,928
Dilutive stock options	—	—

Weighted average number of common shares outstanding during the period-assumed conversion	13,406,504	12,031,928

Loss per share from continuing operations	$(0.00)	$(0.00)
Earnings per share from discontinued operations, net of taxes	—	0.00
Net loss per share	$(0.00)	$(0.00)

(1)                                 For the three months ended March 31, 2006, 18,539 in-the-money shares related to outstanding stock options were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive due to a net loss for that period. The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended March 31, 2006 and 2005 was 1,139,354 and 1,449,764, respectively.

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

On July 13, 2005, the court entered a judgment in favor of the Company, ordering that the plaintiffs take nothing by way of their lawsuit.  The order set aside a previous jury verdict in favor of the plaintiffs.  The plaintiffs have appealed the judgment.  While we cannot offer any assurance as to the outcome of the appeal, management does no believe that there exists any basis on which the judgment will be overturned.

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

The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of the Care Entrée™ program by the Company violates Health and Safety Code § 445 (“Section 445”), which governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§ 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law.

The Company has fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, the Company has settled the causes of action related to Civil Code §§ 1812.100.  The claim under Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.   At a hearing in November 2005, the court denied plaintiffs’ motion for summary judgment.   A negative result in this case would have a material affect on the Company’s financial condition and would limit the Company’s ability (and that of other healthcare discount programs) to do business in California.

Managment believes that the Company has complied with all applicable statues and regulations in the state of California.  Although management believes the Plaintiffs’ claims are without merit, management and the Company cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices – Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  Management believes that the allegations are without merit and the Company intends on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on our financial condition and on our operations. No assurance can be provided regarding the outcome or results of this litigation.

The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive

On October 18, 2005, our subsidiary, The Capella Group, Inc. d/b/a Care Entrée (“Capella”) initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive.  Lucinda Ehnes is the Director of the California Department of Managed Health Care (the “DMHC”).  Capella subsequently withdrew the lawsuit to allow administrative action by the DMHC against Capella to run its course.

The DMHC is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate health maintenance organizations or HMOs and impose licensing requirements on those organizations.  This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare.  In 2001 the DMHC issued an interpretive opinion that concluded that the healthcare discount programs like those offered and sold by Capella are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Knox-Keene Act does not apply to healthcare discount programs.  Accordingly the Company believes that the DMHC does not have jurisdiction over healthcare discount programs like that of Capella’s Care Entrée program and accordingly filed the above reference lawsuit for a declaratory judgment to that effect.  The dismissal of Capella’s lawsuit was without prejudice, allowing Capella to file the lawsuit again if necessary.

In the first half of 2005, DMHC initiated an investigation to determine the applicability the Knox-Keene Act to the membership programs offered and sold to California residents.  In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, under the jurisdiction of the DMHC. Capella is contesting such order in an administrative proceeding with the DMHC that is currently pending as Case No.:  DMHC No.:04-312; OAH No.: N2005-10-0840

Findings against Capella in the administrative action or findings against Capella and in favor of the DMHC and its Director in any lawsuit filed by Capella against the DMHC and its director as a result of the administrative action could have a material adverse effect on the Company’s financial condition and on the Company’s operations in California and overall results of operations.

Other

The Company has an unused letter of credit in the amount of $1,500,000 obtained on commercial terms in connection with the Company’s electronic payment processes. The letter of credit is due to expire on June 6, 2006.

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”) from National Center for the Employment of the Disabled for a purchase price of $3,666,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash and acquisition cost of investment banking, valuation and legal and accounting fees of $266,000. In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006. EBITDA, while not considered a measure under accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels. The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees is $9,773,500. The amount of contingency payments and common stock deliveries based upon EBITDA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006. During the year ended December 31, 2005, Access’ performance resulted in an obligation to convey quarterly cash payments totaling $2,232,000, plus the issuance of 1,656,997 common shares, valued at $2,232,000. The number of shares issued was based upon the average trading price for the last ten days of each quarter. The Company had no obligation for additional payments as of and for the three months ended March 31, 2006 because Access failed to achieve the EBITDA levels requiring additional payment and stock issuance. The cumulative purchase price, including contingent payments made or earned through March 31, 2006, was $8,130,000. If Access achieves those EBITDA levels and that, as a result, additional contingent payouts will be made. However, the amount of payouts through December 31, 2006 cannot be estimated at this time. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value of shares issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

Note 5—Segmented Information

The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has three reportable segments: Consumer Healthcare Savings, self-funded Employer and Group Healthcare Services and Financial Services. Membership Programs was discontinued in 2005, so is not included below. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. Our Consumer Healthcare Savings segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy. Our self-funded Employer and Group Healthcare Services segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self-fund their healthcare benefits requirements. Our Financial Services segment provides high deductible and scheduled benefit insurance policies, life insurance and annuities and health savings accounts, healthcare reimbursement arrangements and medical and dependent care flexible spending accounts.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 of the Company’s audited financials, included in its December 31, 2005 Form 10-K Annual Report, intersegment sales are not material and all intersegment transfers are eliminated. During 2005, the Company decreased the number of segments from four to three, excluding its corporate activities and discontinued operations.

No one customer represents more than 5% of the Company’s overall revenue. Therefore, the Company does not believe it has a material reliance on any one customer. The Company operates in 47 states in the U.S. but not in any foreign countries.

The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

The following table (Dollars in Thousands) summarizes segment information:

Three Months Ended March 31, 2006	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Continuing Operations	Discontinued Operations	Total Including Discontinued Operations
Revenue (1)	$4,180	$1,916	$45	$—	$6,141	$—	$6,141
Operating Income (Loss) (1)	15	440	(57)	(514)	(116)	—	(116)
Interest Expense (Income)	—	—	—	(73)	(73)	—	(73)
Depreciation and Amortization	149	55	5	—	209	—	209
Taxes (2)	—	—	—	(4)	(4)	—	(4)
Assets Acquired, net of disposals	102	22	—	—	124	—	124
Intangible Assets (2)	—	—	—	14,297	14,297	—	14,297
Assets Held (2)	8,871	3,595	25	16,831	29,322	—	29,322

Three Months Ended March 31, 2005	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Continuing Operations	Discontinued Operations	Total Including Discontinued Operations
Revenue (1)	$6,273	$2,093	$127	$—	$8,493	$207	$8,700
Operating Income (Loss) (1)	54	505	(298)	(361)	(100)	6	(94)
Interest Expense (Income)	—	—	—	(13)	(13)	—	(13)
Depreciation and Amortization	619	53	5	—	677	1	678
Taxes (2)	—	—	—	(30)	(30)	—	(30)
Assets Acquired, net of disposals	520	9	—	—	529	—	529
Intangible Assets (2)	—	—	—	23,866	23,866	—	23,866
Assets Held (2)	10,887	1,755	78	30,124	42,844	255	43,099

(1) – Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) – Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.