Form 10-Q
period 2006-06-30
PRECIS INC
filed 2006-08-21
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Three Months Ended June 30, 2006

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
Yes  ☐    No  ☒

As of August 17, 2006 the Registrant had outstanding 13,512,763 shares of Common Stock, $.01 par value.

PRECIS, INC.

FORM 10-Q
For the Quarter Ended June 30, 2006

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

The following discussion is qualified in its entirety by the more detailed information in our 2005 Annual Report on Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2005 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements. Our ability to achieve these results is subject to the risks and uncertainties discussed in our Form 10-K. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

CONSUMER HEALTHCARE SAVINGS SOLUTIONS.

We offer savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold through a network marketing strategy under the name Care Entrée™ and through third party marketers under their own brand names. We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée™ program members. However, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.

Our Independent Marketing Representatives (IMRs) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions of 100% of the membership fees in the month of a membership sale for the members they enroll. After the month of membership sales, we pay independent marketing representatives 20% of the membership fees of members they enroll for the life of that members’ enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. We pay a total of up to 35% in override commissions down through seven levels. In the month of membership sales, no override commissions are paid to the representative’s upline. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues attributable to the Care EntréeTM programs. The total regular or ongoing commission payout, including overrides on monthly membership sales after the enrollment month and our contribution to the bonus pools, is up to 60% of qualified membership sales.

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

In the third quarter of 2005, we began offering neutraceuticals, consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand.    Neutraceutical sales commenced in late September 2005, but were immaterial through June 30, 2006.    Effective June 30, 2006, we discontinued its operations and wrote off the assets of this division.

EMPLOYER AND GROUP HEALTHCARE SERVICES

For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we offer a streamlined version of our healthcare products and programs. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized. With our acquisition of Access HealthSource, Inc. (“Access”) in June 2004, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. With the services of Access, we offer a more complete suite of healthcare services.  Access’ primary area of expertise is in the public sector market.

FINANCIAL SERVICES

Through our subsidiary, Care Financial of Texas, L.L.C. (“Care Financial”), we offer high deductible and scheduled benefit insurance policies, life insurance and annuities. The high deductible and scheduled benefit insurance policies offer affordable, well-rounded solutions for individuals and employers who are no longer able to afford or obtain traditional health insurance policies. Commission revenue related to these policies was $24,000 during the second quarter of 2006. The insurance policies are sold through our independent marketing representatives who are licensed insurance agents and other licensed agents who are not Care Entrée™ independent marketing representatives that are now managed by an outside agency on an independent contractor basis. Additionally, we offer health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs) through Care125, a division of Access. Our Care125 services allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Our Care125 programs and our medical savings programs can be sold together by agents and brokers with whom we have contracted to offer a more complete benefit package to employers.

INSURACO LETTER OF INTENT

As announced on June 12, 2006, we entered into a non-binding letter of intent with Insurance Capital Management USA, Inc. and Insuraco USA, L.L.C. for the proposed acquisition of Insuraco USA, L.L.C.  We are in the due diligence stage of our acquisition of Insuraco USA, L.L.C. and its subsidiaries (Insuraco), awaiting completion of the audit of its 2005, 2004 and 2003 financial statements and progressing with the preparation of the merger agreement and other related agreements.  We anticipate that the acquisition of Insuraco USA, L.L.C. in the 2006 fourth quarter following our shareholders’ approval of the acquisition at our 2006 annual shareholders’ meeting.

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

Commission Expense

Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in our Care Entrée™ program. Commissions are paid in the month following the month in which we receive the related monthly membership fees. We do not pay advanced commissions on membership sales. Commissions are based on established commission schedules and are determined and accrued based upon the recognition of the related healthcare membership revenue, as described above.

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

The estimation of useful lives is based, in part, upon past experience with similar assets and upon our plans for the utilization of the assets in the future. We periodically review fixed assets, including software, whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. When any value impairment is determined to exist, the related assets are written down to their fair market value. If we determine that the remaining useful life, based upon known events and circumstances, should be shortened, the depreciation or amortization of the related asset is adjusted on a prospective, going-forward basis based upon the shortened useful lives.

Intangible Asset Valuation

Our intangible assets as of June 30, 2006, consist primarily of goodwill of $13,072,000. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. Additionally, intangible assets include $1,190,000 of contracts, net of amortization, acquired as part of our acquisition of Access. During the year ended December 31, 2005, our intangible assets were reduced by $12,900,000 to reflect the impairment of goodwill related to our acquisition of The Capella Group, Inc. and its Care Entrée™ program in 2001.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months ended June 30, 2006, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and recorded a $51,000 adjustment to our deferred tax asset valuation allowance to offset a corresponding increase in deferred tax assets.  In our opinion, it is more probable than not that the net assets will be realized.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard “SFAS” No. 123(R), “Share-Based Payment,” SFAS 123(R) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the alternative to record compensation expense using the intrinsic value method of accounting under Accounting Principles Board Opinion 25 (Opinion 25) that was provided in SFAS No. 123 as originally issued.

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

We adopted the modified version of the prospective application of SFAS 123(R) as of January 1, 2006. Under SFAS 123(R), we are required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS 123(R) existing as of January 1, 2006, and (2) any new awards granted subsequent to the adoption date. See Note 2, “Stock Based Compensation” in the Notes of our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Report for the effect of adoption on our consolidated financial statements.    The effect of this adoption is a stock-based compensation expense of $27,000 and $17,000 for first quarter and second quarter 2006, respectively.

Reclassifications

Certain prior period amounts have been reclassified for financial reporting purposes to conform to the current period’s presentation

Results of Operations

Consumer Healthcare Savings

As discussed above, our Consumer Healthcare Savings segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employee’s healthcare risk. These programs are sold primarily through a network marketing strategy and private label programs. The operating results for our Consumer Healthcare Savings segment were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006	2005	Dollar Change	Percent Change	2006	2005	Dollar Change	Percent Change
	(Dollars in Thousands)				(Dollars in Thousands)
Revenues	$3,682	$5,541	$(1,859)	-33.5%	$7,826	$11,814	$(3,988)	-33.8%
Operating expenses:
Cost of operations	1,499	2,208	(709)	-32.1%	2,854	4,785	(1,931)	-40.4%
Sales and marketing	1,210	1,661	(451)	-27.2%	2,661	3,472	(811)	-23.4%
General and administrative	1,139	1,782	(643)	-36.1%	2,212	3,739	(1,527)	-40.8%
Total operating expenses	3,848	5,651	(1,803)	-31.9%	7,727	11,996	(4,269)	-35.6%
Operating (loss) income	$(166)	$(110)	$(56)	51.3%	$99	$(182)	$281	-154.6%

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006	2005			2006	2005
Percent of Revenues	100.0%	100.0%			100.0%	100.0%
Operating expenses:
Cost of operations	40.7%	39.8%			36.5%	40.5%
Sales and marketing	32.9%	30.0%			34.0%	29.4%
General and administrative	30.9%	32.2%			28.2%	31.6%
Total operating expenses	104.5%	102.0%			98.7%	101.5%
Operating (loss) income	-4.5%	-2.0%			1.3%	-1.5%

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Revenues. Our Care Entrée™ Consumer Healthcare Savings programs have been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment. While this feature has shown success in improving healthcare provider acceptance, it has made our programs more complex and difficult to sell. As of June 30, 2006, the percentage of our individual members who had made escrow deposits was approximately 38% of the total individual healthcare membership base.  This excludes our private label programs, where the escrow features have not been mandated.    In some of the states in which we have a significant number of members, especially Florida, Texas, Illinois, and California, our healthcare savings products are under scrutiny and criticism by state regulators and officials.  To address these concerns, we have voluntarily removed the escrow features from our programs in California and Illinois and expect to remove this feature from programs in other states in the near future.  In addition, administration of the escrow program in Florida has been modified so that the failure to deposit money into the escrow does not restrict Care Entrée™ members from seeing a provider. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. We are currently evaluating alternative products which we may be able to offer in the future in place of the products with escrow features. The table below reflects the decline in our Care Entrée™ Consumer Healthcare Savings program membership over the preceding two years:

	Care Entrée Membership
	(Count at End of Quarter)
	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
	2004	2004	2005	2005	2005	2005	2006	2006
Member count	63,840	56,955	51,895	46,514	41,958	37,952	37,281	35,823
Percent change	-14.44%	-10.78%	-8.88%	-10.37%	-9.79%	-9.55%	-1.77%	-3.91%
Average revenue per member, net of sales and marketing costs	$25.69	$25.02	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54

During the second quarter of 2006, the decline in our member count increased primarily due to decreases in IMR sales offset by resumption of sales from a major private label in January. This trend resulted in a drop in average revenue per member, net of sales and marketing costs, for second quarter 2006. Sales from private label programs have a lower gross profit margin than those of IMR’s.

Although the implementation of escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004 and 2005, the escrow requirements were necessary to provide some assurance of payment to the healthcare providers and, accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market, as many healthcare providers throughout the United States will no longer accept a “health discount” card. We are currently exploring additional alternatives that may address the healthcare providers’ concerns related to assurance of payment and that may be better received by potential members as well as our current members. In conjunction with our due diligence and strategic planning associated with our planned acquisition of Insuraco, a Fort Worth, Texas company providing web-based technology, specialty products and marketing for the insurance and financial services industry, which we disclosed in our Form 8-K filed on June 13, 2006, we have accelerated our development and evaluation of new products intended to provide access to affordable healthcare for consumers, while reducing costs associated with providing such products.

Members’ escrow or cash-in-trust declined to $4,631,024 as of June 30, 2006 from $5,585,000 as of December 31, 2005, primarily for the termination of the Care Entrée™ program escrow feature in California.

Cost of Operations.  For the three-month period ending June 30, 2006 and 2005, the decrease in cost of operations was primarily due to a reduction of fixed costs of $379,000 primarily related to reduced personnel costs and termination of certain equipment leases, described above, as well as decreased variable costs of $252,000 primarily due to decreased provider network and bank fees related to decreased revenue in our Consumer Healthcare Savings segment.

For the six-month period ending June 30, 2006 and 2005, the decrease in cost of operations was primarily due to a reduction of fixed costs of $868,000 primarily related to reduced personnel costs and termination of certain equipment leases, described above, as well as decreased variable costs of $668,000 primarily due to decreased provider network and bank fees related to decreased revenue in our Consumer Healthcare Savings segment.

Sales and Marketing Expenses.  The decrease in sales and marketing expenses from the second quarter of 2005 to the second quarter of 2006 was primarily due to the decrease in commissions related to the decreased membership revenue of the Care Entrée™ program. The commission decrease was accentuated by the departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée™ program is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of revenue. The decrease was partially offset by an increase in consulting and other marketing costs of  $298,000 for the three month period ending June 30, 2006 and $541,000 for the six month period of 2006 related to our Care Entrée™ sales and marketing initiatives.   Increases in sales and marketing as a percentage of revenue for the three and six months of 2006 are primarily due to increases in our direct marketing and new product testing activities.

General and Administrative Expenses.  The decrease in general and administrative expenses from 2005 to 2006 and as a percentage of revenues is primarily due to the continued cost reduction measures that began in 2005.

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

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006	2005	Dollar Change	Percent Change	2006	2005	Dollar Change	Percent Change
	(Dollars in Thousands)				(Dollars in Thousands)
Revenues	$1,943	$2,126	$(183)	-8.6%	$3,859	$4,219	$(360)	-8.5%
Operating expenses:
Cost of operations	1,231	1,333	(102)	-7.7%	2,382	2,589	(207)	-8.0%
Sales and marketing	154	199	(45)	-22.6%	319	390	(71)	-18.2%
General and administrative	147	175	(28)	-16.0%	306	315	(9)	-2.9%
Total operating expenses	1,532	1,707	(175)	-10.3%	3,007	3,294	(287)	-8.7%
Operating income	$411	$419	$(8)	-1.9%	$852	$925	$(73)	-7.9%

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006	2005			2006	2005
Percent of Revenues	100.0%	100.0%			100.0%	100.0%
Operating expenses:
Cost of operations	63.3%	62.7%			61.7%	61.4%
Sales and marketing	7.9%	9.4%			8.3%	9.2%
General and administrative	7.6%	8.2%			7.9%	7.5%
Total operating expenses	78.8%	80.3%			77.9%	78.1%
Operating income	21.2%	19.7%			22.1%	21.9%

Certain prior period amounts have been reclassified to conform to the current period’s financial presentation.

Revenues. The primary element of our Employer and Group Healthcare Services segment is our wholly-owned subsidiary, Access HealthSource, Inc. (“Access”), which we acquired in June 2004, through which we offer full-third party administration services. Through Access we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. Also through Access, we provide employee group’s access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

The decline in Employer and Group Healthcare Services’ revenues from the second quarter of 2006 to the second quarter of 2005 was due to the loss, in late 2005, of a significant customer.

Cost of Operations.  Cost of operations for the Employer and Group Healthcare Services segment decreased primarily as a result of decrease in revenues discussed above.

Sales and Marketing.  Sales and marketing expenses of the Employer and Group Healthcare Services for the three and six months ended June 30, 2006 decreased primarily due to a decrease in commissions related to a decrease in new clients and a decrease in public relations costs.

General and Administrative.  General and administrative costs for the Employer and Group Healthcare Services segment decreased primarily due to legal fees incurred during 2005 for a one-time contract audit request.

Financial Services

During second quarter 2006, we reduced the costs associated with this segment, as we moved toward an agency arrangement that will substantially reduce our fixed operating costs and discontinued the consulting arrangement related to the management of the insurance sales force. These efforts continued through the end of second quarter 2006 and have resulted in significantly lower operating losses for our financial services segment.

The operating results for our Financial Services segment were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006	2005	Dollar Change	Percent Change	2006	2005	Dollar Change	Percent Change
	(Dollars in Thousands)				(Dollars in Thousands)
Revenues	$40	$105	$(65)	-61.9%	$85	$232	$(147)	-63.4%
Operating expenses:
Cost of operations	—	32	(32)	-100.0%	1	32	(31)	-96.9%
Sales and marketing	63	70	(7)	-10.0%	134	161	(27)	-16.8%
General and administrative	29	153	(124)	-81.0%	59	487	(428)	-87.9%
Total operating expenses	92	255	(163)	-63.9%	194	680	(486)	-71.5%
Operating loss	$(52)	$(150)	$98	-65.3%	$(109)	$(448)	$339	-75.7%

	For the Three Months Ended June 30,				For the Six Months Ended June 30
	2006	2005			2006	2005
Percent of Revenues	100.0%	100.0%			100.0%	100.0%
Operating expenses:
Cost of operations	0.0%	30.5%			1.2%	13.8%
Sales and marketing	157.5%	66.7%			157.6%	69.4%
General and administrative	72.5%	145.7%			69.4%	209.9%
Total operating expenses	230.0%	242.9%			228.2%	293.1%
Operating loss	-130.0%	-142.9%			-128.2%	-193.1%

Certain prior period amounts have been reclassified to conform to the current period’s financial presentation.

Corporate

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	(Dollars in Thousands)				(Dollars in Thousands)
	2006	2005	Dollar Change	Percent Change	2006	2005	Dollar Change	Percent Change
General and administrative	$385	$1,165	$(780)	-67.0%	$900	$1,401	$(501)	-35.8%
Goodwill impairment	—	9,900	(9,900)	-100.0%		9,900	(9,900)	-100.0%
Total operating expenses	385	11,065	(10,680)	-96.5%	900	11,301	(10,401)	-92.0%
Operating income (loss)	$(385)	$(11,065)	$(10,680)	-96.5%	$(900)	$(11,301)	$(10,401)	-92.0%

Certain prior period amounts have been reclassified to conform to the current period’s financial presentation.

General and Administrative Expenses. The decrease in general and administrative expenses during the second quarter of 2006 comparable to second quarter of 2005 is due to a $800,000 charge resulting from severance compensation payable to former officers in the second quarter of 2005.  The decrease for the six months ended is somewhat offset by increased audit, audit-related and tax fees and new stock-based compensation expense in 2006.

Impairment of Goodwill.  In 2005 we recorded an impairment loss related to The Capella Group, Inc., and its Care Entrée™ program of $9,900,000.  This impairment charge was not allocated to the Consumer Healthcare Savings operations.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At June 30, 2006 and December 31, 2005, we had deferred tax assets of  $326,000 and $275,000, respectively, and deferred tax liabilities of $326,000 and $275,000, respectively, primarily resulting from net operating loss carry-forward that if not utilized will expire at various dates through 2020.   We evaluate the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and provide an allowance against the carrying amount of such deferred tax assets if it is more probable than not that some or all of the assets will not be realized.

During the second quarter of 2006, we were successful in obtaining a franchise tax ruling letter from the Texas Office of the Comptroller that confirmed our position to apportion income from non-Texas resident members to other states thereby reducing our overall Texas franchise tax obligations for the years 2001 and forward.  The ruling allowed us to claim a refund of Texas franchise taxes previously paid of $350,000 and reduce our franchise taxes payable by $209,000.  These adjustments are included in the 2006 second quarter’s provision for income taxes benefit, net of expense, of $461,000.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the three months ended June 30, 2006 and 2005 was $1,257,000 and $909,000, respectively. The increase of $348,000 is due primarily to a federal income tax refund of $994,000, related to our year-end income tax reduction strategies, offset by payments of franchise tax, accounts payable and accrued expenses of $620,000.  The increase in net cash provided by operating activities for the six months of 2006 as compared to the same period of 2005 of $843,000 is primarily related to federal income tax refund received in the second quarter.  The second quarter decrease for accounts payable and accrued payments were, for the most part, offset by the use of prepaid expenses of $870,000 that were incurred at year-end as part of our income tax reduction strategies.

Investing Activities. Net cash used in investing activities for the three months ended June 30, 2006 and 2005 was $214,000 and $687,000, respectively.  The decrease of $473,000 is related to our acquisition of Access (including earned contingent, purchase price consideration paid and delivered) of $560,000 in the second quarter of 2005, offset by an increase in fixed assets purchases of $87,000 related to Access’ office relocation in June of 2006.  The increase in net cash used in investing activities for the six months of 2006 as compared to the same period of 2005 of $237,000 is related to Access’ acquisition earned contingency payments of $624,000 during the first quarter, offset by the changes occurring during the second quarter, as previously discussed.  No cash or common stock consideration was required to be conveyed during the second quarter relative to the Access acquisition.

Financing Activities. Net cash used in financing activities for the three months ended June 30, 2006 was $68,000, compared to $362,000 for the three months ended June 30, 2005. The decrease of $294,000 is related to the completion of the authorized repurchase of treasury stock of $205,000 in 2005 and lower net payments on capital lease obligations by $89,000.  The decrease in cash used in financing activities for the six months of 2006 from the same period of 2005 of $673,000 is also related to the treasury stock purchases in 2005 and net lower payments on capital lease obligations.

At June 30, 2006, March 31, 2006 and December 31, 2005, we had working capital of $5,205,000, $5,260,000 and $4,692,000, respectively. This increase in working capital from December 31, 2005 to June 30, 2006 is due primarily to liquidation of accrued Access purchase price consideration liability by the issue of common stock value at $521,000.

Other than our $343,000 capital lease obligations and our potential payment and delivery obligations associated with the Access acquisition (which are indeterminable as of the date of this report), we do not have any capital commitments. We anticipate that our capital expenditures for 2006 will not exceed the amount incurred during 2005. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months.  Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms acceptable to us or advantageous to our stockholders.

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

In connection with our quarter end close process and the preparation of our Quarterly Report on Form 10-Q as of June 30, 2006, an evaluation was performed under the supervision and with the participation of management, including our Acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on their evaluation of the effectiveness of our disclosure controls and procedures and the control over financial reporting as of June 30, 2006, our management, including our Acting Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of the evaluation date to provide reasonable assurance regarding management’s disclosure control objectives. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Acting Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures and internal controls over financial reporting were effective in all material respects as of June 30, 2006. However, that evaluation of our disclosure controls and procedures and internal controls over financial reporting did reveal significant deficiencies in our processes and controls related to determination of amounts due to our vendors and independent marketing representatives in our consumer healthcare savings operation.  We have implemented and continue to develop remedial controls and processes to improve control over those transactions.  Other than those changes to controls and processes, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.

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

The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

On July 13, 2005, the court entered a judgment in our favor ordering that the plaintiffs take nothing by way of their lawsuit.  The order set aside a previous jury verdict in favor of the plaintiffs.  The plaintiffs have appealed the judgment.  While we cannot offer any assurance as to the outcome of the appeal, we believe that there exists no basis on which the judgment in our favor will be overturned.

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

The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of our Care Entrée™ program violates Health and Safety Code § 445 (“Section 445”), that governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§ 1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).

We fully settled all the claims brought by the California Foundation for Business Ethics, Inc.  With the Zermeno plaintiffs, we settled the causes of action related to Civil Code §§ 1812.100.  The claim under Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788.  A negative result in this case would have a material affect on the Company’s financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California.

Management believes that we have complied with all applicable statues and regulations in the state of California.  Although management believes the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005.  Equal Access Health is a third party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us.   The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices — Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution.  We believe that the allegations are without merit and are vigorously defending this lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, as case number GV501264.  Management believes that the allegations are without merit and we are vigorously defending the lawsuit.  We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all states.  Unfavorable findings against us in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.

Action by the California Department of Managed Health Care

The California Department of Managed Health Care (the “DMHC”) is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate health maintenance organizations or HMOs and impose licensing requirements on those organizations.  This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare.  In 2001 the DMHC issued an interpretive opinion (the “Zingale Opinion”) that concluded that the healthcare discount programs, like those offered and sold by our subsidiary The Capella Group, Inc. d/b/a Care Entrée, are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Knox-Keene Act does not apply to healthcare discount programs.   The DMHC rescinded that opinion in 2005.

In 2005, the DMHC initiated an investigation to determine the applicability of the Knox-Keen Act to the membership programs we offer and sell to California residents through Capella.   In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, under the jurisdiction of the DMHC.  We agree with and relied upon the Zingale Opinion.  Accordingly, Capella contested such order in an administrative proceeding with the DMHC that is currently pending as Case No.:  DMHC No.:04-312; OAH No.: N2005-10-0840.   The cease and desist order remains stayed.  On July 13, 2006, the Administrative Law Judge hearing Capella’s appeal issued a Proposed Decision, concluding , among things, that the cease and desist order be upheld in part, and modified in part.  While the Administrative Law Judge found that Capella was entitled to rely on the Zingale Opinion and therefore should not be penalized for its activities prior to the DMHC’s rescission of the Zingale Opinion in 2005, the judge found that the Knox-Keen Act does apply to Capella’s membership programs and the DMHC does have jurisdiction over such programs.

Under California law, the DMHC may accept or reject the Proposed Decision in whole or in part.  It has not taken any action and the Proposed Decision remains pending.

On October 18, 2005, Capella initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive.  Lucinda Ehnes is the Director of the California Department of Managed Health Care (the “DMHC”).  Capella subsequently dismissed the lawsuit to allow exhaustion of the application administrative remedies.  The dismissal of Capella’s lawsuit was without prejudice and preserving Capella’s rights to refile the lawsuit if necessary.

Findings against Capella in the administrative action or findings against Capella and in favor of the DMHC and its Director in any lawsuit filed by Capella against the DMHC and its director as a result of the administrative action could have a material adverse effect on our financial condition, operations in California and overall results of operations.

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

PRECIS, INC.
(Registrant)

Date: August 18, 2006	/s/ NICHOLAS J. ZAFFIRIS
Nicholas J. Zaffiris
Chairman and Acting Chief Executive Officer

Date: August 18, 2006	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Executive Vice President and Chief Financial Officer and Principal Accounting Officer

INDEX TO FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2006  and June 30, 2005

Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2006

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005

Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2006, AND DECEMBER 31, 2005

(Dollars in Thousands, Except Share Information)

	As of June 30, 2006	As of December 31, 2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash-in-trust	$4,347	$5,585
Cash and cash equivalents	5,865	6,261
Restricted cash	1,170	—
Accounts and notes receivable, net	119	263
Income taxes receivable	357	1,046
Inventory	58	332
Prepaid expenses	496	1,467
Total current assets	12,412	14,954

Fixed assets, net	936	1,124
Goodwill	13,072	13,072
Other intangible assets	1,190	1,260
Deferred tax asset	326	275
Other assets	122	179
Total assets	$28,058	$30,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$395	$467
Accrued commissions	326	380
Accrued consideration on business combination	25	1,170
Other accrued liabilities	1,094	1,590
Franchise taxes payable	455	507
Members’ liabilities	4,347	5,585
Deferred fees	36	47
Current portion of capital leases	203	241
Deferred tax liability	326	275
Total current liabilities	7,207	10,262

Capital lease obligations, net of current portion	140	238
Total liabilities	7,347	10,500

Contingencies and commitments (Note 4)

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 14,012,763 and 13,704,269 issued, and 13,512,763 and 13,204,269 outstanding,respectively	140	137
Additional paid-in capital	29,504	28,942
Accumulated deficit	(7,882)	(7,664)
Less: treasury stock (500,000 shares)	(1,051)	(1,051)
Total stockholders’ equity	20,711	20,364

Total liabilities and stockholders’ equity	$28,058	$30,864

(1) Derived from the December 31, 2005 audited financial statements.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(Dollars in Thousands, except Earnings per Share)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$5,665	$7,773	$11,771	$16,266

Operating expenses:
Cost of operations	2,731	2,951	5,237	5,933
Sales and marketing	1,426	1,767	3,114	3,935
General and administrative	1,700	4,061	3,478	7,504
Impairment charge for goodwill	—	9,900	-	9,900

Total operating expenses	5,857	18,679	11,829	27,272

Operating loss	(192)	(10,906)	(58)	(11,006)

Other expense:
Interest income, net	91	26	164	39

(Loss) earnings before taxes	(101)	(10,880)	106	(10,967)
Provision for income taxes benefit	(461)	(31)	(465)	(63)

Earnings (loss) from continuing operations	360	(10,849)	571	(10,904)
(Loss) earnings from discontinued operations, net of taxes	(539)	23	(789)	27

Net loss	$(179)	$(10,826)	$(218)	$(10,877)

Earnings (loss) earnings per share:
Basic
Continuing operations	$0.03	$(0.90)	$0.04	$(0.90)
Discontinued operations	$(0.04)	$0.00	$(0.06)	$0.00
Diluted
Continuing operations	$0.03	$(0.90)	$0.04	$(0.90)
Discontinued operations	$(0.04)	$0.00	$(0.06)	$0.00

Weighted average number of common shares outstanding:
Basic	13,512,763	12,115,651	13,459,927	12,081,438
Diluted	13,531,302	12,134,190	13,478,466	12,099,977

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in	Treasury	Accumulated Earnings
	Shares	Amount	Capital	Stock	(Deficit)	Total
Balance, December 31, 2005 (audited)	13,704,269	$137	$28,942	$(1,051)	$(7,664)	$20,364
Issuance of stock in business combinations	308,494	3	518	—	—	521
Stock options	—	—	44	—	—	44
Net loss	—	—	—	—	(218)	(218)
Balance, June 30, 2006	14,012,763	$140	$29,504	$(1,051)	$(7,882)	$20,711

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Six Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(218)	$(10,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	408	1,239
Loss on disposal of fixed assets	2	50
Impairment of fixed assets	186	—
Provision for losses on accounts and notes receivable	56	183
Stock options expense	44	—
Goodwill impairment	—	9,900
Changes in assets and liabilities:
Accounts and notes receivable, net	88	(225)
Income taxes receivable	689	290
Inventory	274	9
Prepaid expenses	971	3
Deferred tax asset	—	353
Other assets	57	(41)
Accounts payable	(72)	24
Accrued liabilities	(550)	296
Deferred fees	(11)	(67)
Income taxes payable	(52)	(108)
Net cash provided by operating activities	1,872	1,029

Investing activities:
Purchase of fixed assets	(338)	(165)
Cash used in business combination	(624)	(560)
Net cash used in investing activities	(962)	(725)

Financing activities:
Payments of capital leases	(136)	(440)
Purchase of treasury stock	—	(369)
Net cash used in financing activities	(136)	(809)

Net (decrease) increase in cash and cash equivalents	774	(505)
Cash, cash equivalents and restricted cash at beginning of period	6,261	8,283
Cash, cash equivalents and restricted cash at end of period	$7,035	$7,778

Supplemental disclosure:
Income taxes recovered	$994	$733
Interest paid	$19	$35

Non-cash investing and financing activities:
Acquisition of fixed assets through capital leases, net of retirements	$—	$521
Accrued cash consideration and stock issuance for accrued consideration on business combination	$521	$1,051
Cash-in-trust collected, net of claims paid and refunds	$(954)	$660

See Accompanying Notes to Condensed Consolidated Financial Statements

PRECIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended June 30, 2006 and 2005 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” (“SFAS 123(R)”) a revision to SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) eliminates the alternative to record compensation expense using the intrinsic value method of accounting under Accounting Principles Board Opinion 25 (Opinion 25) that was provided in SFAS No. 123 as originally issued.

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

In April 2005, the Securities and Exchange Commission changed the effective date of SFAS 123(R) to fiscal years starting after June 15; however, early application was encouraged. The Company adopted the modified version of the prospective application of SFAS 123(R) as of January 1, 2006 under which the Company is required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS 123(R) existing as of January 1, 2006, and (2) any new awards granted subsequent to the adoption date. Refer to Note 2, “Common Stock Options” for the effect of adoption on the Company’s consolidated financial statements.

Note 2 — Common Stock Options

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three-months and six-months ended June 30, 2006 of $17,000 and $27,000, respectively, which was recorded to general and administrative expenses. This expense did not result in a change to earnings per share.

The Binomial Lattice option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term. The risk-free interest rate is based on interest rate of zero-coupon United States Treasury securities over the expected option term.

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

Pro-Forma Stock Compensation Expense for the Quarterly Period Ended June 30, 2005

For the three-months and six-months ended June 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three-months and six-months ended June 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by SFAS 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2005	2005
Loss from continuing operations	$(10,849)	$(10,904)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(51)	(101)
	(10,900)	(11,005)
Earning from discontinued operations	23	27
Net loss—pro forma	$(10,877)	$(10,978)

Loss per share:
Basic—as reported
From continuing operations	$(0.90)	$(0.90)
From discontinued operations	$0.00	$0.00
Basic—pro-forma
From continuing operations	$(0.90)	$(0.91)
From discontinued operations	$0.00	$0.00
Diluted—as reported
From continuing operations	$(0.90)	$(0.90)
From discontinued operations	$0.00	$0.00
Diluted—pro-forma
From continuing operations	$(0.90)	$(0.91)
From discontinued operations	$0.00	$0.00

Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the three-months and six-months ended June 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current three-months and six-months ended June 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.

Stock Options as of Six Months Ended June 30, 2006

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

Options qualifying as incentive stock options are exercisable only by an optionee during the period ending three months after the optionee’s employment termination. However, in the event of death or disability of the optionee, the incentive stock options are exercisable for one year following death or disability and in the event of the retirement of the optionee, the Board of Directors may designate an additional period for exercise. In any event options may not be exercised beyond the expiration date of the options. Options may be granted to our key management employees, directors, key professional employees or key professional non-employee service providers, although options granted non-employee directors do not qualify as incentive stock options. No option may be granted after December 31, 2008. Options are not transferable except by will or by the laws of descent and distribution.

All outstanding unvested options granted under the plan will become fully vested and immediately exercisable if (i) within any 12-month period, we sell an amount of common stock that exceeds 50% of the number of shares of common stock outstanding immediately before the 12-month period or (ii) a “change of control” occurs. For purposes of the plan, a “change of control” is defined as the acquisition in a transaction or series of transactions by any person, entity or group (two or more persons acting as a partnership, limited partnership, syndicate or other group for the purpose of acquiring our securities) of beneficial ownership of 50% or more (or less than 50% as determined by a majority of our directors) of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities.

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

Expired options are returned to the Plan as they expire and again become available for grant. Incentive stock options have a five-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 25% each anniversary date thereafter, with the remaining stock options vesting immediately on the grant date. As of June 30, 2006, all outstanding options were incentive stock options.

For the quarterly periods ended June 30, 2006 and 2005, the Company did not grant any options to non-employee directors under the 1999 Option Plan or the 2002 Non-Employee Stock Option Plan.

The following table summarizes stock options outstanding and changes during the six-month period ended June 30, 2006:

	Outstanding Options
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	1,301,354	$3.48	N/A	N/A
Granted	—
Exercised
Canceled or forfeited	(20,000)
Options outstanding at June 30, 2006	1,281,354	$3.50	2.13	$73,760

Options exercisable at June 30, 2006	901,604	$3.82	2.13	$50,360

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise is $0 since no options were exercised during the quarterly period ended June 30, 2006.    The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized.     Shares available for grant under the 1999 Option Plan as of June 30, 2006 were 718,750. None were available under the 2002 Non-Employee Stock Option Plan.

Stock options outstanding and currently exercisable at June 30, 2006 are as follows:

		Options Outstanding			Options Exercisable
Range of Exercise Prices		Number of Options Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Exercise Price
$ 1.05	— 1.75	212,000	3.72	$1.32	127,000	$1.25
1.75	— 3.55	590,566	2.15	$2.81	389,316	$2.85
3.55	— 5.25	348,550	1.74	$4.34	255,050	$4.49
5.25	— above	130,238	0.50	$7.90	130,238	$7.90
		1,281,354			901,604

Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2006 was approximately $84,335, which is expected to be recognized over a weighted average period of approximately 1.35 years.

The average per share fair value of stock options granted during the quarterly periods ending June 30, 2006 and 2005 was $0.00 and $ .48 respectively. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model in 2005 with the following assumptions:

	Three Months Ended June 30
	2006	2005
Volatility	N/A	72%
Expected option term	N/A	5 yrs
Risk-free interest rate	N/A	4.23%
Expected dividend yield	N/A	0%

Note 3 — Earnings Per Share

The Company’s earnings per share data was computed as follows:

(Dollars in Thousands, Except Earnings Per Share)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Basic loss per share
Earnings (loss) from continuing operations	$360	$(10,849)	$571	$(10,904)
(Loss) earnings from discontinued operations, net of taxes	(539)	23	(789)	27
Net loss	$(179)	$(10,826)	$(218)	$(10,877)

Basic earnings per share
Weighted average number of common shares outstanding during the period	13,512,763	12,115,651	13,459,927	12,081,438

Earnings (loss) per share from continuing operations	$.03	$(0.90)	$.04	$(0.90)
(Loss) earnings per share from discontinued operations, net of taxes	(.04)	0.00	(.06)	0.00
Net loss per share	$(0.01)	$(.90)	$(0.02)	$(0.90)

Dilutive stock option effect per share(1)
Weighted average number of common shares outstanding during the period-assumed conversion	13,531,302	12,134,190	13,478,466	12,099,977

Earnings (loss) per share from continuing operations	$.03	$(0.90)	$.04	$(0.90)
(Loss) earnings per share from discontinued operations, net of taxes	(.04)	0.00	(.06)	0.00
Net loss per share	$(0.01)	$(0.89)	$(0.02)	$(0.90)

(1)                                 For the three-months and six-months ended June 30, 2006, there were 18,539 in-the-money shares related to outstanding stock options. The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended June 30, 2006 and 2005 was 1,139,354 and 1,449,764, respectively.

Note 4 — Contingencies

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

State of Texas v. The Capella Group, Inc. et al

The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business), on April 28, 2005.  Equal Access Health iss a third party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us.   The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices — Consumer Protection Act.  The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution.  The Company believes that the allegations are without merit and will vigorously defend the lawsuit.  The lawsuit was filed in the 98th District Court of Travis County, Texas, under case number GV501264.  Management believes that the allegations are without merit and the Company intends on defending the lawsuit.  Care Entrée has always insisted that its programs be sold in an honest and forthright manner and has worked to protect the interests of consumers in Texas and around the country.  Findings against the Company in the lawsuit could result in a material adverse effect on the Company’s financial condition and on the Company’s operations. No assurance can be provided regarding the outcome or results of this litigation.

Action by the California Department of Managed Health Care

The California Department of Managed Health Care (the “DMHC”) is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate health maintenance organizations or HMOs and impose licensing requirements on those organizations.  This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare.  In 2001 the DMHC issued an interpretive opinion (the “Zingale Opinion”) that concluded that the healthcare discount programs, like those offered and sold by our subsidiary The Capella Group, Inc. d/b/a Care Entrée, are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Knox-Keene Act does not apply to healthcare discount programs.   The DMHC rescinded that opinion in 2005.

Vendor Overpayments

In the course of reviewing our processes and controls related to payments to vendors, who provide certain benefits and network access that are included in our consumer healthcare savings products, we have identified possible errors in the calculation of the number of our members for which we owe those vendors. As the result, we may have underpaid certain vendors in the past and may have overpaid certain other vendors during those same periods. At present, we believe that the aggregate amount of underpayments to vendors is immaterial. We estimate that the aggregate amount of overpayments is approximately $490,000. However, it is uncertain that the overpaid amounts can or will be recovered and we are commencing negotiations with those vendors to resolve that uncertainty.  Accordingly, no recovery of such overpayments has been accrued in the financial statements.

In 2005, the DMHC initiated an investigation to determine the applicability of the Knox-Keen Act to the membership programs we offer and sell to California residents through Capella.   In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, under the jurisdiction of the DMHC.  We agree with and relied upon the Zingale Opinion.  Accordingly, Capella contested such order in an administrative proceeding with the DMHC that is currently pending as Case No.:  DMHC No.:04-312; OAH No.: N2005-10-0840.   The cease and desist order remains stayed.  On July 13, 2006, the Administrative Law Judge hearing Capella’s appeal issued a Proposed Decision, concluding , among things, that the cease and desist order be upheld in part, and modified in part.  While the Administrative Law Judge found that Capella was entitled to rely on the Zingale Opinion and therefore should not be penalized for its activities prior to the DMHC’s rescission of the Zingale Opinion in 2005, the judge found that the Knox-Keen Act does apply to Capella’s membership programs and the DMHC does have jurisdiction over such programs.

Under California law, the DMHC may accept or reject the Proposed Decision in whole or in part.  It has not taken any action and the Proposed Decision remains pending.

On October 18, 2005, Capella initiated in the Superior Court of the State of California, County of Los Angeles Case No. BC341633 styled The Capella Group, Inc., d/b/a/Care Entree v. California Department of Managed Health Care; Lucinda Ehnes, in her official capacity; and Does 1-20 inclusive.  Lucinda Ehnes is the Director of the California Department of Managed Health Care (the “DMHC”).  Capella subsequently dismissed the lawsuit to allow exhaustion of applicable administrative remedies.  The dismissal of Capella’s lawsuit was without prejudice allows Capella to refile the lawsuit.

Findings against Capella in the administrative action or findings against Capella and in favor of the DMHC and its Director in any lawsuit filed by Capella against the DMHC and its director as a result of the administrative action could have a material adverse effect on the Company’s financial condition and on the Company’s operations in California and overall results of operations.

Other

The Company has an unused letter of credit in the amount of $1,500,000 obtained on commercial terms in connection with the Company’s electronic payment processes.   Per its letter of credit agreement the Company has have pledged $750,000 in short-term investments and is required to maintain $2,250,000 of unrestricted cash.   The letter of credit expires June 1, 2007.

Also, the Company has a second arrangement obtained on commercial terms in connection with its electronic payment processes, whereby $420,000 is pledged in short-term investments.

On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”) from National Center for the Employment of the Disabled for a purchase price of $3,666,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash and acquisition cost of investment banking, valuation and legal and accounting fees of $266,000. In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006. EBITDA, while not considered a measure under accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels. The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees is $9,773,500. The amount of contingency payments and common stock deliveries based upon EBITDA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006. During the year ended December 31, 2005, Access’ performance resulted in an obligation to convey quarterly cash payments totaling $2,232,000, plus the issuance of 1,656,997 common shares, valued at $2,232,000. The number of shares issued was based upon the average trading price for the last ten days of each quarter. The Company had no obligation for additional payments as of and for the three months and six months ended June 30, 2006 because Access failed to achieve the EBITDA levels requiring additional payment and stock issuance. The cumulative purchase price, including contingent payments made or earned through June 30, 2006, was $8,130,000. If Access achieves those EBITDA levels and that, as a result, additional contingent payouts will be made. However, the amount of payouts through December 31, 2006 is undeterminable as of June 30, 2006. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value of shares issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.

Note 5—Discontinued Operations

Effective June 30, 2006, we discontinued our nutraceutical line of business, that consisted of vitamins, minerals, and other nutritional supplements under the Natrience brand. Nutraceutical sales commenced in late September 2005, but were immaterial through June 30, 2006. All assets related to this business were written off effective June 30, 2006. Any remaining liabilities of this business are considered not to be material.

Note 6—Segmented Information

The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has three reportable segments: Consumer Healthcare Savings, self-funded Employer and Group Healthcare Services and Financial Services. The Company’s Membership Programs segment was discontinued in 2005 and is not accordingly included below. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. Our Consumer Healthcare Savings segment, our largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy. Our self-funded Employer and Group Healthcare Services segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self-fund their healthcare benefits requirements. Our Financial Services segment provides high deductible and scheduled benefit insurance policies, life insurance and annuities and health savings accounts, healthcare reimbursement arrangements and medical and dependent care flexible spending accounts.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 of the Company’s audited financials included in its 2005 Form Annual Report on 10-K, intersegment sales were not material and all intersegment transfers are eliminated. During 2005, the Company decreased the number of segments from four to three, excluding its corporate activities and discontinued operations.

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

Certain prior period amounts have been reclassified to conform to the current period’s financial presentation.

The following table summarizes segment information (dollars in thousands):

For the Three Months Ended June 30, 2006	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Continuing Operations	Discontinued Operations	Total Including Discontinued Operations
Revenue (1)	$3,682	$1,943	$40	—	$5,665	20	$5,685
Operating (Loss) Income (1)	(166)	411	(52)	(385)	(192)	(539)	(731)
Interest Income	—	—	—	91	91	—	91
Goodwill Impairment	—	—	—	—	—	—	—
Depreciation and Amortization	133	26	5	—	164	—	164
Taxes (Benefit) (2)	—	—	—	(461)	(461)	—	(461)
Assets Acquired, net of Disposals	(6)	189	—	—	183	—	183
Intangible Assets (2)	—	—	—	14,262	14,262	—	14,262
Assets Held	6,581	4,090	11	17,376	28,058	—	28,058

For the Three Months Ended June 30, 2005	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Continuing Operations	Discontinued Operations	Total Including Discontinued Operations
Revenue (1)	$5,541	$2,126	$106	—	$7,773	$264	$8,036
Operating (Loss) Income (1)	(110)	419	(150)	(11,065)	(10,906)	37	(10,869)
Interest Income	—	—	—	26	26	—	26
Goodwill Impairment	—	—	—	9,900	9,900	—	9,900
Depreciation and Amortization	473	81	5	—	559	2	561
Taxes (Benefit) (2)	—	—	—	(17)	(17)	—	(17)
Assets Acquired, net of Disposals	54	2	—	56	56	—	56
Intangible Assets (2)	—	—	—	14,982	14,982	—	14,982
Assets Held	9,324	2,175	51	21,493	33,043	298	33,341

For the Six Months Ended June 30, 2006	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Continuing Operations	Discontinued Operations	Total Including Discontinued Operations
Revenue (1)	$7,826	$3,859	$86	—	$11,771	56	$11,827
Operating (Loss) Income (1)	99	852	(109)	(900)	(58)	(789)	(847)
Interest Income	—	—	—	164	164	—	164
Goodwill Impairment	—	—	—	—	—	—	—
Depreciation and Amortization	282	46	10	—	338	—	338
Taxes (Benefit) (2)	—	—	—	(465)	(465)	—	(465)
Assets Acquired, net of Disposals	96	211	—	—	307	—	307
Intangible Assets (2)	—	—	—	14,262	14,262	—	14,262
Assets Held	6,581	4,090	11	17,376	28,058	—	28,058

For the Six Months Ended June 30, 2005	Consumer Healthcare Savings	Employer and Group Healthcare Services	Financial Services	Corporate	Continuing Operations	Discontinued Operations	Total Including Discontinued Operations
Revenue (1)	$11,814	$4,219	$232	—	$16,266	$471	$16,737
Operating (Loss) Income (1)	(182)	925	(448)	(11,301)	(11,006)	44	(10,962)
Interest Income	—	—	—	39	39	—	39
Goodwill Impairment	—	—	—	9,900	9,900	—	9,900
Depreciation and Amortization	1,092	134	10	—	1,236	2	1,238
Taxes (Benefit) (2)	—	—	—	(47)	(47)	—	(47)
Assets Acquired, net of Disposals	574	9	2	—	585	—	585
Intangible Assets (2)	—	—	—	14,982	14,982	—	14,982
Assets Held	9,324	2,175	51	21,493	33,043	298	33,341

(1) – Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) – Intangible assets, related impairments, interest income and income tax expense (benefit) are not allocated to the assets and operations of the related segment