Form 10-Q
period 2006-09-30
PRECIS INC
filed 2006-11-09
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended September 30, 2006
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission File Number: 001-15667
PRECIS, INC.
(Exact name of business issuer as specified in its Charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2040 North Highway 360	75050
Grand Prairie, Texas	(Zip Code)
(Address of principal executive offices)
(866) 578-1665
(Issuer’s telephone number)

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated” in Rule 12b-2 of the Exchange Act.
Large Accelerated filer: ☐       Accelerated filer: ☐       Non-accelerated filer: ☑
     Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 9, 2006 the Registrant had outstanding [13,512,763] shares of Common Stock, $.01 par value.

PRECIS, INC.
FORM 10-Q
For the Quarter Ended September 30, 2006
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
     Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 24.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is qualified in its entirety by the more detailed information in our 2005 Annual Report on Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2005 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements. Our ability to achieve these results is subject to the risks and uncertainties discussed in our Form 10-K and in our Proxy Statement. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.
CONSUMER HEALTHCARE SAVINGS SOLUTIONS.
     We offer savings on healthcare services throughout the United States to persons who are uninsured or under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold through a network marketing strategy under the name Care Entrée™ and through third party marketers under their own brand names. We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entrée™ program members. However, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.
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
EMPLOYER AND GROUP HEALTHCARE SERVICES
     For governments and other large, self-funded employers seeking to reduce the cost of offering healthcare benefits to their employees, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized. Through our Subsidiary, Access HealthSource, Inc. (“Access”), we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their healthcare benefits requirements. With the services of Access, we offer a more complete suite of healthcare services. Access’ primary area of expertise is in the public sector market.
ICM Merger-Acquisition
     On November 8, 2006, we entered into an Agreement and Plan of Merger with Peter W. Nauert, and the shareholders of Insurance Capital Management USA Inc., a Texas corporation (“ICM”). ICM is a fully integrated technology driven national health insurance marketing organization. ICM’s operations principally consist of the sales and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels. These operations, which are consolidated under Insuraco USA, LLC, an intermediate holding company, commenced generating revenue in 2004 and, after incurring start-up losses through 2005, are generating earnings in 2006.
     A copy of the Agreement and Plan of Merger is attached to the Proxy Statement filed November 9, 2006, as Appendix A. Under that agreement, subject to approval by our shareholders, we and the parties to the agreement agreed as follows.
•	Effective September 29, 2006, ICM transferred its ownership of Insurance Producers Group of America Agency (“IPA”) to Mr. Nauert and IPA will not be acquired by us. ICM has also eliminated all other non-Insuraco activities. Accordingly, Precis will only acquire the Insuraco operations.

•	The shareholders of ICM will cause ICM to merge with and into us and Insuraco and its subsidiaries will become our wholly-owned subsidiaries.

•	At closing, we will issue and deliver a number of shares of our common stock to ICM’s shareholders determined by a formula that multiplies Insuraco’s adjusted earnings, before interest, taxes, depreciation and amortization (“EBITDA”) (as further defined in the merger agreement) for the nine-month period ended September 30, 2006 times 5.4051056 shares per dollar of EBITDA.

•	We will issue and deliver, as more fully discussed in the Proxy Statement, additional shares of our common stock to ICM’s shareholders provided the acquired companies’ EBITDA during four consecutive calendar quarters ending on or prior to December 31, 2007 exceeds the EBITDA for the nine-month period ended September 30, 2006.

•	The maximum number of shares to be issued and delivered to the ICM shareholders is 6,756,382.

•	Peter W. Nauert will become our chief executive officer.

•	Andrew A. Boemi will become a member of our board of directors.
     ICM shareholders are not obligated to return any of the common stock shares issued and delivered to them in conjunction with the merger-acquisition of ICM, if Insuraco and its subsidiaries later achieve a lower level of Adjusted EBITDA.

     Our Board of Directors believes the merger-acquisition of ICM and its subsidiaries will benefit our other shareholders and us for a number of reasons:
•	You and our other shareholders will own an interest in a larger and more diversified company having a significantly increased potential for growth in revenue and return to profitability. Although this will place you and our other shareholders at risk with regard to the aspects of the business of ICM and its subsidiaries, the acquisition of ICM and its subsidiaries will provide other sources of revenues, channels for distribution of our products and services and potentially return us to profitability. Consequently, our success and profitability will be more diversified and less dependent upon our current operations, especially the dependence on our Care Entrée membership program.

•	We anticipate that we will obtain a significantly greater rate of return on our capital resources through the use of our common stock shares to acquire ICM and its subsidiaries and their business operations.

•	We believe that ICM and its established and developing marketing channels will compliment and provide broader market channels for our Care Entrée program and private-label healthcare savings programs.

•	Because of the decline since 2003 in the members in our Care Entrée program and the accompanying losses from operations, we believe it is essential that additional marketing channels be established for our healthcare savings programs and we believe ICM and its subsidiaries will provide these additional marketing channels.

•	ICM and its subsidiaries, through their contractual arrangements with various insurance companies, will provide a source of leading-edge insurance products that are not currently available to us and that would require devotion of a substantial portion of our financial and personnel resources, as well as time, to develop.

•	Management of ICM and its subsidiaries has proven experience in the development, marketing and distribution of insurance products and financial services that we lack and may be viewed as unique.
Our expected or anticipated effects of the merger-acquisition, of course, are forward-looking and there is no assurance that our expectations and anticipations will be realized.
CRITICAL ACCOUNTING POLICIES
Revenue Recognition
     Healthcare Membership Revenues. We recognize our Care Entrée™ program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by automated clearinghouse, electronic check or by electronic charge to the members’ credit cards. The settlement of those charges occurs within a day or two. Under certain private label arrangements, our private label partners bill their members for the membership fees and our portion of the membership fees is periodically remitted to us. During the time from the billing of these private-label membership fees and the remittance to us, we record a receivable from the private label partners and record an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.
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
     Access Third Party Administration. Access’ principal sources of service revenues include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.
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

     Fixed Assets. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes. Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the lease term.
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
     Intangible Asset Valuation. Our intangible assets as of June 30, 2006, consist primarily of goodwill of $13,072,000. Goodwill represents the excess of acquisition costs over the fair value of net identifiable assets acquired. Goodwill is not amortized. Additionally, intangible assets include $1,190,000 of contracts, net of amortization, acquired as part of our acquisition of Access. During the year ended December 31, 2005, our intangible assets were reduced by $12,900,000 to reflect the impairment of goodwill related to our acquisition of The Capella Group, Inc. and its Care Entrée™ program in 2001.
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months ended June 30, 2006, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and recorded a $51,000 adjustment to our deferred tax asset valuation allowance to offset a corresponding increase in deferred tax assets. In our opinion, it is more probable than not that the net assets will be realized.
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
     We adopted the modified prospective method of applying SFAS 123(R) as of January 1, 2006. Under SFAS 123(R), we are required to recognize compensation expense, over the applicable vesting period, based on the fair value of (1) any unvested awards subject to SFAS 123(R) existing as of January 1, 2006, and (2) any new awards granted subsequent to the adoption date. See Note 2, “Stock Based Compensation” in the Notes of our Unaudited Condensed Consolidated Financial Statements appearing elsewhere in this Report for the effect of adoption on our consolidated financial statements. The effect of this adoption is a stock-based compensation expense of $27,000 and $17,000 for first quarter and second quarter 2006, respectively.
Reclassifications
     Certain prior period amounts have been reclassified for financial reporting purposes to conform to the current period’s presentation.

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

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
			Dollar	Percent			Dollar	Percent
(Dollars in Thousands)	2006	2005	Change	Change	2006	2005	Change	Change
Revenues	$3,457	$4,912	$(1,455)	-29.6%	$11,283	$16,727	$(5,444)	-32.5%

Operating expenses:

Cost of operations	1,357	1,932	(575)	-29.8%	4,214	6,415	(2,201)	-34.3%

Sales and marketing	1,106	1,413	(307)	-21.7%	3,769	5,187	(1,418)	-27.3%
General and administrative	1,029	1,248	(219)	-17.5%	3,235	4,862	(1,627)	-33.5%

Total operating expenses	3,492	4,593	(1,101)	-24.0%	11,218	16,464	(5,246)	-31.9%

Operating income (loss)	$(35)	$319	$(354)	-111.0%	$65	$263	$(198)	-75.3%

Percent of Revenue:

Revenues	100.0%	100.0%			100.0%	100.0%

Operating expenses:

Cost of operations	39.3%	39.3%			37.3%	38.4%

Sales and marketing	32.0%	28.8%			33.4%	31.0%
General and administrative	29.8%	25.4%			28.7%	29.1%

Total operating expenses	101.1%	93.5%			99.4%	98.5%

Operating income (loss)	(1.1)%	6.5%			0.6%	1.5%

Certain prior period amounts have been reclassified to conform to the current period’s presentation.
     Revenues. Our Care Entrée™ Consumer Healthcare Savings programs have been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment. While this feature has shown success in improving healthcare provider acceptance, it has made our programs more complex and difficult to sell. As of September 30, 2006, the percentage of our individual members who had made escrow deposits was approximately 34% of the total individual healthcare membership base. This excludes our private label programs, where the escrow features have not been mandated. In some of the states in which we have a significant number of members, especially Florida, Texas, Illinois, and California, our healthcare savings products are under scrutiny and criticism by state regulators and officials. To address these concerns, we have voluntarily removed the escrow features from our programs in California and Illinois and expect to remove this feature from programs in other states in the near future. In addition, administration of the escrow program in Florida has been modified so that the failure to deposit money into the escrow does not restrict Care Entrée™ members from seeing a provider. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. We are currently evaluating alternative products which we may be able to offer in the future in place of the products with escrow features. The table below reflects the decline in our Care Entrée™ Consumer Healthcare Savings program membership over the preceding two years:

	Care Entrée Membership
	(Count at End of Quarter)
	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr
	2004	2004	2005	2005	2005	2005	2006	2006	2006
Member count	63,840	56,955	51,895	46,514	41,958	37,952	37,281	35,823	34,020
Percent change	-14.44%	-10.78%	-8.88%	-10.37%	-9.79%	-9.55%	-1.77%	-3.91%	-5.03%
Average revenue per member, net of sales and marketing costs	$25.69	$25.02	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54	$22.18
     During the third quarter of 2006, the decline in our member count increased primarily due to decreases in IMR sales offset by resumption of sales from a major private label in January. This trend resulted in a drop in average revenue per member, net of sales and marketing costs, for third quarter 2006. Sales from private label programs have a lower gross profit margin than those of IMR’s.
     Although the implementation of escrow requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004 through 2006, the escrow requirements were necessary to provide some assurance of payment to the healthcare providers and, accordingly, their continued willingness to provide healthcare services to our members. This strategic move was critical to our long-term operational and financial viability in the health card savings market, as many healthcare providers throughout the United States will no longer accept a “health discount” card. We are currently exploring additional alternatives that may address the healthcare providers’ concerns related to assurance of payment and that may be better received by potential members as well as our current members. In conjunction with our due diligence and strategic planning associated with our planned acquisition of Insuraco, a Fort Worth, Texas company providing web-based technology, specialty products and marketing for the insurance and financial services industry, which we disclosed in our Proxy Statement filed on November 9, 2006, we have accelerated our development and evaluation of new products intended to provide access to affordable healthcare for consumers, while reducing costs associated with providing such products.
     Members’ escrow or cash-in-trust declined to $3,590,000 as of September 30, 2006 from $5,585,000 as of December 31, 2005, primarily due to the termination of the Care Entrée™ program escrow feature in California, Illinois and Louisiana.
     Cost of Operations. For the three-month period ending September 30, 2006 and 2005, the decrease in cost of operations was primarily due to a reduction of fixed costs of $357,000 primarily related to reduced personnel costs and termination of certain equipment leases due to cost reductions initiatives that were taken during 2005, as well as decreased variable costs of $218,000 primarily due to decreased provider network and bank fees related to decreased revenue in our Consumer Healthcare Savings segment.
     For the nine-month period ending September 30, 2006 and 2005, the decrease in cost of operations was primarily due to a reduction of fixed costs of $1,211,000 primarily related to reduced personnel costs and termination of certain equipment leases, described above, as well as decreased variable costs of $990,000 primarily due to decreased provider network and bank fees related to decreased revenue in our Consumer Healthcare Savings segment.
     Sales and Marketing Expenses. The decrease in sales and marketing expenses from the third quarter of 2005 to the third quarter of 2006 was primarily due to the decrease in commissions related to the decreased membership revenue of the Care Entrée™ program. The commission decrease was accentuated by the departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entrée™ program is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of revenue. The decrease was partially offset by an increase in consulting and other marketing costs of $155,000 for the three month period ending September 30, 2006 and $333,000 for the nine month period of 2006 related to our Care Entrée™ sales and marketing initiatives. Increases in sales and marketing as a percentage of revenue for the three and nine months of 2006 are primarily due to increases in our direct marketing and new product testing activities.
     General and Administrative Expenses. The increase in general and administrative expenses from 2005 to 2006 as a percentage of revenues is primarily due to the continued cost reduction measures that began in 2005.
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

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
			Dollar	Percent			Dollar	Percent
(Dollars in Thousands)	2006	2005	Change	Change	2006	2005	Change	Change
Revenues	$1,827	$2,217	$(390)	-17.6%	$5,686	$6,436	$(750)	-11.7%

Operating expenses:

Cost of operations	1,306	1,380	(74)	-5.4%	3,689	3,969	(280)	-7.1%

Sales and marketing	206	181	25	13.8%	526	571	(45)	-7.9%
General and administrative	158	168	(10)	-6.0%	464	521	(57)	-10.9%

Total operating expenses	1,670	1,729	(59)	-3.4%	4,679	5,061	(382)	-7.5%

Operating income	$157	$488	$(331)	-67.8%	$1,007	$1,375	$(368)	-26.8%

Percent of Revenue:

Revenues	100.0%	100.0%			100.0%	100.0%

Operating expenses:

Cost of operations	71.5%	62.2%			64.9%	61.7%

Sales and marketing	11.3%	8.2%			9.3%	8.9%
General and administrative	8.6%	7.6%			8.2%	8.1%

Total operating expenses	91.4%	78.0%			82.4%	78.7%

Operating income	8.6%	22.0%			17.6%	21.3%

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
     The decline in Employer and Group Healthcare Services’ revenues from the third quarter of 2006 to the third quarter of 2005 was due to the loss of two major customers in the latter part of 2005 and a third customer at the end of June 2006.
     Cost of Operations. Cost of operations for the Employer and Group Healthcare Services segment decreased primarily as a result of decrease in revenues discussed above.
     Sales and Marketing. Sales and marketing expenses of the Employer and Group Healthcare Services for the three and nine months ended September 30, 2006 increased primarily due to increases in sales and public relations costs due to increased sales effort.
     General and Administrative. General and administrative costs for the Employer and Group Healthcare Services segment as a percentage of revenue increased primarily due to the decrease in revenues.
Financial Services
     During second quarter 2006, we reduced the costs associated with this segment, as we moved toward an agency arrangement that will substantially reduce our fixed operating costs and discontinued the consulting arrangement related to the management of the insurance sales force. These efforts continued through the end of third quarter 2006 and have resulted in significantly lower operating losses for our financial services segment.
     The operating results for our Financial Services segment were as follows:

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
			Dollar	Percent			Dollar	Percent
(Dollars in Thousands)	2006	2005	Change	Change	2006	2005	Change	Change
Revenues	$31	$71	$(40)	-56.3%	$116	$303	$(187)	-61.7%

Operating expenses:

Cost of operations	1	23	(22)	-95.7%	1	55	(54)	-98.2%

Sales and marketing	25	92	(67)	-72.8%	159	253	(94)	-37.2%
General and administrative	16	45	(29)	-64.4%	75	532	(457)	-85.9%

Total operating expenses	42	160	(118)	-73.8%	235	840	(605)	-72.0%

Operating income (loss)	$(11)	$(89)	$78	-87.6%	$(119)	$(537)	$418	-77.8%

Percent of Revenue:

Revenues	100.0%	100.0%			100.0%	100.0%

Operating expenses:
Cost of operations	3.2%	32.4%			0.9%	18.2%

Sales and marketing	80.6%	129.6%			137.1%	83.5%
General and administrative	51.6%	63.4%			64.7%	175.6%

Total operating expenses	135.4%	225.4%			202.7%	277.3%

Operating income (loss)	(35.6)%	(125.4)%			(102.7)%	(177.3)%

     Certain prior period amounts have been reclassified to conform to the current period’s financial presentation.

Corporate

	For the Three Months Ended				For the Nine Months Ended
	September 30,				September 30,
			Dollar	Percent			Dollar	Percent
(Dollars in Thousands)	2006	2005	Change	Change	2006	2005	Change	Change
General and administrative	$411	$458	$(47)	-10.3%	$1,311	$1,947	$(636)	-32.7%
Goodwill impairment	—	—	—	0.0%	—	9,900	(9,900)	-100.0%

Total operating expenses	411	458	(47)	-10.3%	1,311	11,847	(10,536)	-88.9%

Operating income (loss)	$(411)	$(458)	$47	-10.3%	$(1,311)	$(11,847)	$10,536	-88.9%

Certain prior period amounts have been reclassified to conform to the current period’s financial presentation.
     General and Administrative Expenses. The decrease in general and administrative expenses during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is due to a $800,000 charge resulting from severance compensation payable to former officers in the second quarter of 2005. The decrease for the nine months ended is somewhat offset by increased audit, audit-related and tax fees and new stock-based compensation expense in 2006.
     Impairment of Goodwill. In 2005 we recorded an impairment loss related to The Capella Group, Inc., and its Care Entrée™ program of $9,900,000. This impairment charge was not allocated to the Consumer Healthcare Savings operations.
Income Tax Provision
     SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At September 30, 2006 and December 31, 2005, we had deferred tax assets of $457,000 and $275,000, respectively, and deferred tax liabilities of $457,000 and $275,000, respectively, primarily resulting from net operating loss carry-forward that if not utilized will expire at various dates through 2020. We evaluate the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and provide an allowance against the carrying amount of such deferred tax assets if it is more probable than not that some or all of the assets will not be realized.
Liquidity and Capital Resources
     Operating Activities. Net cash used in operating activities for the three months ended September 30, 2006 and 2005 was $293,000 and $639,000, respectively. The decrease in net cash used of $346,000 is due primarily to severance and severance related (withholding taxes) payments of $479,000 during the third quarter of 2005. The $1,189,000 increase in net cash provided by operating activities for the nine months of 2006 to $1,579,000 as compared to the same period of 2005 of $390,000 is primarily related to federal income tax refund of $994,000 received in the second quarter of 2006.
     Investing Activities. Net cash used in investing activities for the three months ended September 30, 2006 and 2005 was $76,000 and $569,000, respectively. The decrease in net cash used of $493,000 is related to contingent cash payments relating to our acquisition of Access (including earned contingent, purchase price consideration paid and delivered) of $525,000 in the third quarter of 2005. No cash or common stock was required to be conveyed during the third quarter of 2006 related to Access acquisition. The decrease in net cash used in investing activities for the nine months of 2006 as compared to the same period of 2005 of $256,000 is related to a decrease in Access’ acquisition earned contingency payments of $461,000, offset by an increase in fixed asset s purchases of $205,000 primarily related to Access’ office relocation in June 2006.

     Financing Activities. Net cash used in financing activities for the three months ended September 30, 2006 was $54,000, compared to $100,000 for the three months ended September 30, 2005. The decrease in net cash used of $46,000 is related to the lower net payments on capital lease obligations. The decrease in cash used in financing activities for the nine months of 2006 from the same period of 2005 of $719,000 is related to treasury stock purchases of $369,000 in 2005 and net lower payments on capital lease obligations of $350,000.
     At September 30, 2006, June 30, 2006, March 31, 2006 and December 31, 2005, we had working capital of $4,738,000, $5,205,000, $5,260,000 and $4,692,000, respectively. This slight increase in working capital from December 31, 2005 to September 30, 2006 is due primarily to liquidation of accrued Access purchase price consideration liability by the issuance of common stock value at $521,000, offset by accrued acquisition expenses related to the pending merger- acquisition of ICM of $212,000.
     Other than our $289,000 capital lease obligations and our potential payment and delivery obligations associated with the Access acquisition (which are indeterminable as of the date of this report), we do not have any capital commitments. We anticipate that our capital expenditures for 2006 will not exceed the amount incurred during 2005. We believe that our existing cash and cash equivalents will be sufficient to fund our normal operations and capital expenditures for the next 12 months. Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms acceptable to us or advantageous to our stockholders.
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
In connection with our quarter end close process and the preparation of our Quarterly Report on Form 10-Q as of September 30, 2006, an evaluation was performed under the supervision and with the participation of management, including our Acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures and internal control over financial reporting. Based on their evaluation of the effectiveness of our disclosure controls and procedures and the control over financial reporting as of September 30, 2006, our management, including our Acting Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures and internal control over financial reporting were effective as of the evaluation date to provide reasonable assurance regarding management’s disclosure control objectives. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Acting Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal control over financial reporting and concluded that our disclosure controls and procedures and internal controls over financial reporting were effective in all material respects as of September 30, 2006. However, our evaluation of our disclosure controls and procedures and internal controls over financial reporting during the second quarter of 2006 did reveal significant deficiencies in our processes and controls related to determination of amounts due to our vendors and independent marketing representatives in our consumer healthcare savings operation. During the third quarter of 2006, we have implemented and continue to develop remedial controls and processes to improve control over those transactions. Other than those changes to controls and processes, there were no significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation.

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
     Kirk, et al v Precis, Inc. and David May. On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants” was initiated in the
     District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. David May was our Secretary and Vice President and General Counsel through January 5, 2004.
     The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May 2003 due to actions and inactions of Mr.May May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.
     On July 13, 2005, the court entered a judgment in our favor ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The plaintiffs have appealed the judgment and their arguments have been heard by the Court of Appeals for the Second Judicial District of Texas. While we cannot offer any assurance as to the outcome of the appeal, we believe that there exists no basis on which the judgment in our favor will be overturned.
     Zermeno v Precis. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., an Oklahoma corporation and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles.
     A second case styled “California Foundation for Business Ethics, Inc., a California non-profit corporation, v Precis, Inc., and Does 1 through 100, inclusive” was filed on September 9, 2003, in the Superior Court of the State of California for the County of Los Angeles.
     The two above cases were removed to the United States District Court for the Central District of California and consolidated by order of the court, on December 4, 2003.
     The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of our Care Entrée™ program violates Health and Safety Code §445 (“Section 445”) that governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).

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
     State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée, and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health is a third party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices—Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Management believes that the allegations are without merit and we are vigorously defending the lawsuit. We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all other states. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.
     Action by the California Department of Managed Health Care. The California Department of Managed Health Care (the “DMHC”) is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate health maintenance organizations or HMOs and impose licensing requirements on those organizations. This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare. In 2001 the DMHC issued an interpretive opinion (the “Zingale Opinion”) that concluded that the healthcare discount programs, like those offered and sold by our subsidiary, The Capella Group, Inc. d/b/a Care Entrée, are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Knox-Keene Act does not apply to healthcare discount programs. The DMHC rescinded that opinion in 2005.
     In 2005, the DMHC initiated an investigation to determine the applicability of the Knox-Keene Act to the membership programs we offer and sell to California residents through Capella. In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, under the jurisdiction of the DMHC. We agreed with and had relied upon the Zingale Opinion. Accordingly, Capella contested the order in an administrative proceeding with the DMHC that is currently pending as Case No.: DMHC No.:04-312; OAH No.: N2005-10-0840. On July 13, 2006, the Administrative Law Judge hearing Capella’s appeal issued a Proposed Decision, concluding , among things, that the cease and desist order be upheld in part, and modified in part. While the Administrative Law Judge found that Capella was entitled to rely on the Zingale Opinion and therefore should not be penalized for its activities prior to the DMHC’s rescission of the Zingale Opinion in 2005, the judge found that the Knox-Keene Act does apply to our membership programs and the DMHC does have jurisdiction over such programs.
     On September 26, 2006, we entered into a Settlement Agreement with the DMHC. The agreement allows us to continue to do business in California but requires us to pursue a Knox-Keene license. We were not required to pay any penalties or restitution.

     Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc. In June 2004, we purchased Access HealthSource, Inc. (“Access”) and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert Jones, the C.E.O. of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca, our President and the President and C.E.O. of Access HealthSource, Inc. served as Chief Administrative Officer for NCED. He also served on the Board of Directors of NCED until his resignation in March 2006. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of our greater than 10% shareholders as a result of shares it received form our purchase of Access.
     NCED provides services to the United States government under various contracts that were awarded to NCED under a federal program that encouraged the use of facilities whose work force is composed of 75% or more disabled workers. In 2006, investigations into NCED revealed that it may not have employed a sufficient number of disabled workers to meet the program’s requirements. Although we believe that Access was not involved in the contracting for NCED’s federal contracts and was not involved in NCED’s operations either before or after our acquisition of Access, the investigation of NCED may lead to allegations that either Access or Mr. Apodaca were involved in inappropriate or illegal activities. The investigation of NCED may also lead to other investigations of Access’ contracting processes and operations. The investigation is in the earlier stages and the outcomes are not currently determinable. There are currently no legal actions related to this matter pending against Access or Mr. Apodaca. Because of these investigations and any related allegations or charges and the associated unfavorable publicity, Access may lose its local government clients. The loss of these clients and the resulting loss of revenue could have a material adverse effect on our financial condition and results of operations.
     Other Matters. In addition, we are responding to other claims arising in the ordinary course of business. We intend to defend ourselves vigorously in these matters. Our management believes that it is unlikely that the outcome of these other claims will have a material adverse effect on our financial statements, although there can be no assurance in this regard.
ITEM 1A. RISK FACTORS
Before deciding to purchase, hold or sell our common stock, you should carefully consider the risks described below, in addition to the other cautionary statements and risks described elsewhere and the other information contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006, this Report and in our other filings with the SEC, including subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously be harmed.
Risks Related to Our Business
OUR RISK FACTORS
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
     Our revenues from sales of our independent marketing representatives have declined and continue to decline. As a result, we have become more dependent on sales made by private label resellers to whom we sell our discount medical programs. If sales made by our independent marketing representatives continue to decline or if our efforts to increase sales through private label resellers succeed, we may become more dependent on sales made by our private label resellers. Because a large number of these sales may be made by a few number of resellers, our revenues and operating results may be adversely affected by the loss of our relationship with any of those private label resellers.
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
WE CURRENTLY RELY HEAVILY ON ONE KEY PREFERRED PROVIDER ORGANIZATION AND THE LOSS OF OR A CHANGE IN OUR RELATIONSHIP WITH THIS PROVIDER COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
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
WE FACE COMPETITION FOR MARKETING REPRESENTATIVES AS WELL AS COMPETITIVE OFFERINGS OF HEALTHCARE PRODUCTS AND SERVICES.
     Within the medical savings membership industry competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of such products and services through other channels of distribution. Although not permitted under the current agreements with our marketing representatives and private label clients, in the future some of our clients may provide, either directly or through third parties, programs that directly compete with our programs. Furthermore, marketing representatives have a variety of products that they can choose to market, whether competing with us in the healthcare market or not. Our business operations compete in two channels of competition. First, we compete based upon the healthcare products and services offered. These competitors include companies that offer healthcare products and services through membership programs much like our programs, as well as insurance companies, preferred provider organization networks and other organizations that offer benefit programs to their customers. Second, we compete with all types of network marketing companies throughout the U.S. for new marketing representatives. Many of our competitors have substantially larger customer bases and greater financial and other resources.
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
     The membership and healthcare benefits we offer are sold without the need for an insurance license by any federal, state or local regulatory licensing agency or commission. In comparison, companies that provide insurance benefits and operate healthcare management organizations and preferred provider organizations are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. Several state regulatory agencies and commissions have determined that our Care Entrée™ programs are subject to governmental regulation. We do not know the full extent of these regulations and additional states may also impose regulation. Our need to comply with these regulation may adversely affect or limit our future operations.

WE HAVE A FIDUCIARY RESPONSIBILITY TO OUR MEMBERS THROUGH OUR TOTAL CARE AND ESSENTIAL CARE PROGRAM OFFERINGS. IN THIS CAPACITY, WE COULD BE LIABLE FOR THE LOSS OF MEMBERS’ FUNDS DEPOSITED WITH US IN ESCROW.
     In the fourth quarter of 2002, we initiated a medical savings program through our Total Care and Essential Care programs that were processed through our subsidiary Foresight, and are now processed through our subsidiary Access Administrators, Inc., as a third-party administrator. Under this medical savings program, funds collected from members are held in escrow for the benefit of the member as a source of payment for healthcare services obtained through our Total Care and Essential Care programs. Under the medical savings program we have a fiduciary responsibility to our members for the funds held for their benefit much like a trustee. In the unforeseen event of a loss of these funds while being held by us or our failure to implement and maintain adequate internal controls, we will be responsible and liable to the affected members for any such loss, including any consequential damages suffered by the members, which liability could be substantial.
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
     Our network marketing organization is subject to federal and state laws and regulations administered by the Federal Trade Commission and various state agencies. These laws and regulations include securities, franchise investment, business opportunity and criminal laws prohibiting the use of “pyramid” or “endless chain” types of selling organizations. These regulations are generally directed at ensuring that product and service sales are ultimately made to consumers (as opposed to other marketing representatives) and that advancement within the network marketing organization is based on sales of products and services, rather than on investment in the company or other non-retail sales related criteria.
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
     In April 2003 privacy regulations promulgated by The Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Healthcare plans, providers and claims administrators are required to conform their electronic and data processing systems with HIPAA electronic transaction requirements. While we believe we are currently compliant with these regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal and civil sanctions.
DISRUPTIONS IN OUR OPERATIONS DUE TO IMPLEMENTATION OF OUR NEW MANAGEMENT INFORMATION SYSTEM MAY OCCUR AND COULD ADVERSELY AFFECT OUR CLIENT RELATIONSHIPS.
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
     In connection with our acquisitions of The Capella Group and Access, we recorded goodwill that, at June 30, 2006, had an aggregate asset value of $13,072,000. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
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
     We will be required to issue up to 223,973 additional common stock shares in the event Access attains certain levels of earnings before interest, taxes, depreciation and amortization during 2006. The issuance of these shares could have a substantial dilutive effect on our outstanding common stock as of the date of this report and their market value. The issuance of additional common stock may also adversely affect the terms under which we could obtain additional equity capital.
OUR SUBSIDIARY, ACCESS, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     Access provides full service third-party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. Their primary market is governmental entities in the El Paso, Texas metropolitan area, including cities and school districts. There is a limited number of these types of entities in the El Paso metropolitan area. A material portion of the revenues of Access is derived from its contractual relationships with a few key governmental entities. The loss of any of these relationships would adversely affect on our operating results and the loss of more than one of these relationships could have a material adverse effect on our financial condition.

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

PRECIS, INC. (Registrant)
Date: November 9, 2006	/s/ NICHOLAS J. ZAFFIRIS
Nicholas J. Zaffiris
Chairman and Acting Chief Executive Officer

Date: November 9, 2006	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Executive Vice President and Chief Financial Officer and Principal Accounting Officer

PRECIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(Dollars in Thousands, Except Share Information)

	As of	As of
	September 30,	December 31,
	2006	2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash-in-trust	$3,590	$5,585
Cash and cash equivalents	5,442	6,261
Restricted cash	1,170	—
Accounts and notes receivable, net	165	263
Income taxes receivable	357	1,046
Inventory	54	332
Prepaid expenses	559	1,467

Total current assets	11,337	14,954

Fixed assets, net	866	1,124
Goodwill	13,072	13,072
Other intangible assets	1,160	1,260
Deferred tax asset	457	275
Other assets	384	179

Total assets	$27,276	$30,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$206	$467
Accrued commissions	249	380
Accrued cost of business combinations	212	1,170
Other accrued liabilities	1,233	1,590
Franchise taxes payable	382	507
Members’ liabilities	3,590	5,585
Deferred fees	76	47
Current portion of capital leases	194	241
Deferred tax liability	457	275

Total current liabilities	6,599	10,262

Capital lease obligations, net of current portion	95	238

Total liabilities	6,694	10,500

Contingencies and commitments (Note 4)

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 14,012,763 and 13,704,269 issued, and 13,512,763 and 13,204,269 outstanding, respectively	140	137
Additional paid-in capital	29,560	28,942
Accumulated deficit	(8,067)	(7,664)
Less: treasury stock (500,000 shares)	(1,051)	(1,051)

Total stockholders’ equity	20,582	20,364

Total liabilities and stockholders’ equity	$27,276	$30,864

(1)	Derived from the December 31, 2005 audited financial statements.
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(Dollars in Thousands, except Earnings per Share)

	For the Three Months		For the Nine Months Ended
	2006	2005	2006	2005
Revenues	$5,315	$7,200	$17,085	$23,466

Operating expenses:
Cost of operations	2,664	3,335	7,904	10,439
Sales and marketing	1,337	1,686	4,454	6,011
General and administrative	1,614	1,919	5,085	7,862
Impairment charge for goodwill	—	—	—	9,900

Total operating expenses	5,615	6,940	17,443	34,212

Operating (loss) earnings	(300)	260	(358)	(10,746)

Other expense:
Interest income, net	95	60	259	99

(Loss) earnings before taxes	(205)	320	(99)	(10,647)
Provision for income taxes (benefit) expense	(20)	81	(485)	19

(Loss) earnings from continuing operations	(185)	239	386	(10,666)
Loss from discontinued operations, net of taxes	—	(109)	(789)	(81)

Net (loss) earnings	$(185)	$130	$(403)	$(10,747)

(Loss) earnings per share:
Basic
Continuing operations	$(0.01)	$0.02	$0.03	$(0.87)

Discontinued operations	$—	$(0.01)	$(0.06)	$(0.01)

Diluted
Continuing operations	$(0.01)	$0.02	$0.03	$(0.87)

Discontinued operations	$—	$(0.01)	$(0.06)	$(0.01)

Weighted average number of common shares outstanding:
Basic	13,512,763	12,556,332	13,477,733	12,241,476

Diluted	13,512,763	12,563,902	13,477,733	12,241,476

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

			ADDITIONAL		ACCUMULATED
	COMMON STOCK		PAID-IN	TREASURY	EARNINGS
	SHARES	AMOUNT	CAPITAL	STOCK	(DEFICIT)	TOTAL
Balance, December 31, 2005	13,704,269	$137	$28,942	$(1,051)	$(7,664)	$20,364
Issuance of stock in business combinations (unaudited)	308,494	3	518	—	—	521
Stock options (unaudited)	—	—	100	—	—	100
Net loss (unaudited)	—	—	—	—	(403)	(403)

Balance, September 30, 2006 (unaudited)	14,012,763	$140	$29,560	$(1,051)	$(8,067)	$20,582

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	For the Nine Months
	Ended September 30,
	2006	2005
Operating activities:
Net loss	$(403)	$(10,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	583	1,496
Loss on disposal of fixed assets	3	15
Impairment of fixed assets	186	—
Provision for losses on accounts and notes receivable	55	345
Stock options expense	100	—
Goodwill impairment	—	9,900
Other non-cash items	—	74
Changes in assets and liabilities:
Accounts and notes receivable, net	43	(320)
Income taxes receivable	689	439
Inventory	278	(7)
Prepaid expenses	908	(167)
Deferred tax asset	—	296
Other assets	(18)	(59)
Accounts payable	(261)	(103)
Accrued liabilities	(488)	(561)
Deferred fees	29	(112)
Income taxes payable	(125)	(99)

Net cash provided by operating activities	1,579	390

Investing activities:
Purchase of fixed assets	(414)	(209)
Cash used in business combination	(624)	(1,085)
Increase in restricted cash	(1,170)	—

Net cash used in investing activities	(2,208)	(1,294)

Financing activities:
Payments of capital leases	(190)	(540)
Purchase of treasury stock	—	(369)

Net cash used in financing activities	(190)	(909)

Net decrease in cash and cash equivalents	(819)	(1,813)
Cash and cash equivalents at beginning of period	6,261	8,283

Cash and cash equivalents at end of period	$5,442	$6,470

Supplemental disclosure:
Income taxes recovered	$994	$—

Interest paid	$25	$51

Non-cash investing and financing activities:
Acquisition of fixed assets through capital leases, net of retirements	$(1)	$507

Accrued cash consideration and stock issuance for accrued consideration on business combination	$521	$1,250

Cash-in-trust collected, net of refunds and claims paid	$(1,995)	$559

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PRECIS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Information
     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended September 30, 2006 and 2005 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
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
Note 2 — Common Stock Options
     Adoption of SFAS 123(R)
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

     The adoption of SFAS 123(R) resulted in stock compensation expense for the three-months and nine-months ended September 30, 2006 of $56,000 and $100,000, respectively, which was recorded to general and administrative expenses. This expense did not result in a change to earnings per share.
     The Binomial Lattice option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term. The risk-free interest rate is based on interest rate of zero-coupon United States Treasury securities over the expected option term.
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
     Pro-Forma Stock Compensation Expense for the Quarterly Period Ended September 30, 2005
     For the three-months and nine-months ended September 30, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during the three-months and nine-months ended September 30, 2005 had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123 as amended by SFAS 148, our net loss and net loss per share would have been reduced to the following pro-forma amounts (in thousands, except per share amounts):

	For the Three
	Months Ended	For the Nine Months
	September 30,	Ended September 30,
(Dollars in Thousands, Except Earnings Per Share)	2005	2005
(Loss) earnings from continuing operations	$239	$(10,666)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(39)	(77)

	200	(10,743)

Gain on sale of operations, net of taxes		—
Earning (loss) from discontinued operations	(109)	(81)

Net (loss) earnings	$91	$(10,824)

Pro forma net (loss) earnings	$91	$(10,824)

Earnings (loss) per share:
Basic—as reported
From continuing operations	$0	$(0.87)

From sale of and discontinued operations	$(0)	$(0.01)

Basic—pro-forma
From continuing operations	$0	$(0.88)

From sale of and discontinued operations	$(0)	$(0.01)

Diluted—as reported
From continuing operations	$0	$(0.87)

From sale of and discontinued operations	$(0)	$(0.01)

Diluted—pro-forma
From continuing operations	$0	$(0.88)

From sale of and discontinued operations	$(0)	$(0.01)

     Pro-forma compensation expense under SFAS 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro-forma stock compensation expense presented above for the three-months and nine-months ended September 30, 2005 under SFAS 123 and the stock compensation expense recognized during the current three-months and nine-months ended September 30, 2006 under SFAS 123(R) are not directly comparable. In accordance with the modified prospective transition method of SFAS 123(R), the prior comparative quarterly results have not been restated.
Stock Options as of Nine Months Ended September 30, 2006
     1999 Stock Option Plan.
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

     Our Board of Directors administers and interprets the 2002 Stock Option Plan and has authority to grant options to eligible recipients and determine the basis upon which the options are to be granted and the terms, restrictions and conditions of the options at the time of grant. Options granted are exercisable in such amounts, at such intervals and upon such terms as the option grant provides. The per share purchase price of the common stock under the options is determined by our board of directors; however, the purchase price may not be less than the closing sale price of our common stock on the date of grant of the option. Upon the exercise of an option, the stock purchase price must be paid in full, in cash by check or in our common stock held by the option holder for more than nine months or a combination of cash and common stock.
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
     Expired options are returned to the Plan as they expire and again become available for grant. Incentive stock options have a five-year term and non-qualified stock options have a five-year term. A majority of the stock options vest 25% on the first anniversary date of the grant and 25% each anniversary date thereafter, with the remaining stock options vesting immediately on the grant date. As of September 30, 2006, all outstanding options were incentive stock options.
     For the quarterly periods ended September 30, 2006 and 2005, the Company did not grant any options under the 1999 Option Plan or the 2002 Non-Employee Stock Option Plan.
     The following table summarizes stock options outstanding and changes during the nine-month period ended September 30, 2006:

	Outstanding Options
			Weighted Average
			Remaining
	Number of	Weighted Average	Contractual	Aggregate
	Shares	Exercise Price	Term (in years)	Intrinsic Value
Options outstanding at January 1, 2006	1,301,354	$3.48	N/A	N/A
Granted	—
Exercised
Canceled or forfeited	(86,500)

Options outstanding at September 30, 2006	1,214,854	$3.49	2.27	$133,360

Options exercisable at September 30, 2006	885,354	$3.78	2.27	$88,460

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise is $0 since no options were exercised during the quarterly period ended September 30, 2006. The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized. Shares available for grant under the 1999 Option Plan as of September 30, 2006 were 746,794. None were available under the 2002 Non-Employee Stock Option Plan.
     Stock options outstanding and currently exercisable at September 30, 2006 are as follows:

	Options Outstanding			Options Exercisable
		Weighted Average
	Number of	Remaining		Number of
	Options	Contractual Life	Weighted Average	Options	Weighted Average
Range of Exercise Prices	Outstanding	(in years)	Exercise Price	Exercisable	Exercise Price
$ 1.05 — 1.75	212,000	3.72	$1.32	127,000	$1.25
1.75 — 3.55	524,066	2.46	$2.72	371,566	$2.71
3.55 — 5.25	348,550	1.74	$4.34	256,550	$4.49
5.25 — above	130,238	0.50	$7.90	130,238	$7.90

	1,214,854			885,354

     Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2006 was approximately $89,788, which is expected to be recognized over a weighted average period of approximately 1.35 years.

     The average per share fair value of stock options granted during the quarterly periods ending September 30, 2006 and 2005 was $0.00 and $0.00 respectively. The fair value was estimated as of the grant date using the Black-Scholes option-pricing model in 2005 with the following assumptions:

Three Months Ended
September 30
	2006	2005
Volatility	N/A	N/A
Expected option term	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A
Note 3 — Earnings Per Share
     The Company’s earnings per share data was computed as follows:

	For the Three Months Ended		For the Nine Months Ended
(Dollars in Thousands, Except Earnings Per Share)	September 30,		September 30,
	2006	2005	2006	2005
Basic loss per share
(Loss) earnings from continuing operations	$(185)	$239	$386	$(10,666)
Loss from discontinued operations, net of taxes	—	(109)	(789)	(81)

Net (loss) earnings	$(185)	$130	$(403)	$(10,747)

Basic earnings per share
Weighted average number of common shares outstanding during the period	13,512,763	12,556,332	13,477,733	12,241,476

(Loss) earnings per share from continuing operations	$(0.01)	$0.02	$0.03	$(0.87)
Loss per share from discontinued operations, net of taxes	—	(0.01)	(0.06)	(0.01)

Net (loss) earnings per share	$(0.01)	$0.01	$(0.03)	$(0.88)

Diluted (loss) per share
Weighted average number of common shares outstanding during the period (1)	13,512,763	12,556,332	13,477,733	12,241,476
Dilutive stock options	—	7,570	40,868	—

Weighted average number of common shares outstanding during the period-assumed conversion	13,512,763	12,563,902	13,518,601	12,241,476

(Loss) earnings per share from continuing operations	$(0.01)	$0.02	$0.03	$(0.87)
Loss per share from discontinued operations, net of taxes	—	(0.01)	(0.06)	(0.01)

Net (loss) earnings per share	$(0.01)	$0.01	$(0.03)	$(0.88)

(1)	For the three-months and nine-months ended September 30, 2006, there were 74,303 and 40,868, respectively, in-the-money shares related to outstanding stock options. The number of stock options and warrants that were considered out-of-the-money for purposes of the diluted earnings per share calculation for the three months ended September 30, 2006 and 2005 was 1,002,854 and 1,489,764, respectively.
Note 4 — Contingencies
     Kirk, et al v Precis, Inc. and David May. On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC and

recently convicted of securities fraud and related crimes), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of our common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of our common stock for $9.37 per share. David May was our Secretary and Vice President and General Counsel through January 5, 2004.
     The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May 2003 due to actions and inactions of Mr.May May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.
     On July 13, 2005, the court entered a judgment in our favor ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The plaintiffs have appealed the judgment and their arguments have been heard by the Court of Appeals for the Second Judicial District of Texas. While we cannot offer any assurance as to the outcome of the appeal, we believe that there exists no basis on which the judgment in our favor will be overturned.
     Zermeno v Precis. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., an Oklahoma corporation and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles.
     A second case styled “California Foundation for Business Ethics, Inc., a California non-profit corporation, v Precis, Inc., and Does 1 through 100, inclusive” was filed on September 9, 2003, in the Superior Court of the State of California for the County of Los Angeles.
     The two above cases were removed to the United States District Court for the Central District of California and consolidated by order of the court, on December 4, 2003.
     The Zermeno plaintiffs are former members of the Care Entrée™ discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of our Care Entrée™ program violates Health and Safety Code §445 (“Section 445”) that governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).
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
     State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée, and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health is a third party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entrée directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices—Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Management believes that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Management believes that the allegations are without merit and we are vigorously defending the lawsuit. We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all other states. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.
     Action by the California Department of Managed Health Care. The California Department of Managed Health Care (the “DMHC”) is responsible for the administration and enforcement of the Knox-Keene Health Care Service Act of 1975 (the “Knox-Keene Act”), a set of laws that regulate health maintenance organizations or HMOs and impose licensing requirements on those organizations. This licensing process is in part to ensure that the financial resources of the HMO are sufficient to cover the cost of providing the promised healthcare. In 2001 the DMHC issued an interpretive opinion (the “Zingale Opinion”) that concluded that the healthcare discount programs, like those offered and sold by our subsidiary, The Capella Group, Inc. d/b/a Care Entrée, are not similar to insurance programs that the Knox-Keene Act is intended to regulate and therefore the Knox-Keene Act does not apply to healthcare discount programs. The DMHC rescinded that opinion in 2005.
     In 2005, the DMHC initiated an investigation to determine the applicability of the Knox-Keene Act to the membership programs we offer and sell to California residents through Capella. In July 2005, the DMHC issued a Cease and Desist Order, finding that Capella’s Care Entrée discount program is subject to the licensing requirements and regulation under the Knox-Keene Act, under the jurisdiction of the DMHC. We agreed with and had relied upon the Zingale Opinion. Accordingly, Capella contested the order in an administrative proceeding with the DMHC that is currently pending as Case No.: DMHC No.:04-312; OAH No.: N2005-10-0840. On July 13, 2006, the Administrative Law Judge hearing Capella’s appeal issued a Proposed Decision, concluding , among things, that the cease and desist order be upheld in part, and modified in part. While the Administrative Law Judge found that Capella was entitled to rely on the Zingale Opinion and therefore should not be penalized for its activities prior to the DMHC’s rescission of the Zingale Opinion in 2005, the judge found that the Knox-Keene Act does apply to our membership programs and the DMHC does have jurisdiction over such programs.
     On September 26, 2006, we entered into a Settlement Agreement with the DMHC. The agreement allows us to continue to do business in California but requires us to pursue a Knox-Keene license. We were not required to pay any penalties or restitution.
     Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc. In June 2004, we purchased Access HealthSource, Inc. (“Access”) and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert Jones, the C.E.O. of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca, our President and the President and C.E.O. of Access HealthSource, Inc. served as Chief Administrative Officer for NCED. He also served on the Board of Directors of NCED until his resignation in March 2006. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of our greater than 10% shareholders as a result of shares it received form our purchase of Access.
     NCED provides services to the United States government under various contracts that were awarded to NCED under a federal program that encouraged the use of facilities whose work force is composed of 75% or more disabled workers. In 2006, investigations into NCED revealed that it may not have employed a sufficient number of disabled workers to meet the program’s requirements. Although we believe that Access was not involved in the contracting for NCED’s federal contracts and was not involved in NCED’s operations either before or after our acquisition of Access, the investigation of NCED may lead to allegations that either Access or Mr. Apodaca were involved in inappropriate or illegal activities. The investigation of NCED may also lead to other investigations of Access’ contracting processes and operations. The investigation is in the earlier stages and the outcomes are not currently determinable. There are currently no legal actions related to this matter pending against Access or Mr. Apodaca. Because of these investigations and any related allegations or charges and the associated unfavorable publicity, Access may lose its local government clients. The loss of these clients and the resulting loss of revenue could have a material adverse effect on our financial condition and results of operations.
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
     Other
          The Company has an unused letter of credit in the amount of $1,500,000 obtained on commercial terms in connection with the Company’s electronic payment processes. Per its letter of credit agreement the Company has pledged $750,000 in short-term investments and is required to maintain $2,250,000 of unrestricted cash. The letter of credit expires June 1, 2007.
          Also, the Company has a second arrangement obtained on commercial terms in connection with its electronic payment processes, whereby $420,000 is pledged in short-term investments.

          On June 18, 2004, the Company completed its acquisition of Access HealthSource, Inc. (“Access”) from National Center for the Employment of the Disabled for a purchase price of $3,666,000, consisting of 488,486 shares of common stock of the Company valued at $1,400,000 ($2.87 per share), and $2,000,000 in cash and acquisition cost of investment banking, valuation and legal and accounting fees of $266,000. In addition to the purchase price consideration, there is a contingency payout should the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Access reach certain amounts after the closing of the transaction and before December 31, 2006. EBITDA, while not considered a measure under accounting principles generally accepted in the United States of America, is the financial measurement utilized for the basis of the contingency payout and additional purchase price payments are dependent on Access achieving certain EBITDA levels. The maximum amount of the consideration that may be paid to the seller of Access, including the closing date purchase price consideration and investment banking, valuation and legal and accounting fees is $9,773,500. The amount of contingency payments and common stock deliveries based upon EBITDA through December 31, 2006, will be based upon a 3.22 multiple of EBITDA of Access determined on a quarterly basis, with effective adjustments as of December 31, 2004, 2005 and 2006. During the year ended December 31, 2005, Access’ performance resulted in an obligation to convey quarterly cash payments totaling $2,232,000, plus the issuance of 1,656,997 common shares, valued at $2,232,000. The number of shares issued was based upon the average trading price for the last ten days of each quarter. The Company had no obligation for additional payments as of and for the three months and nine months ended September 30, 2006 because Access failed to achieve the EBITDA levels requiring additional payment and stock issuance. The cumulative purchase price, including contingent payments made or earned through September 30, 2006, was $8,130,000. If Access achieves those EBITDA levels and that, as a result, additional contingent payouts will be made. However, the amount of payouts through December 31, 2006 is undeterminable as of September 30, 2006. The contingency payout will be accounted for as a decrease in the Company’s cash and cash equivalents for the amount paid, an increase to stockholders’ equity for the fair value of shares issued and a corresponding increase in goodwill for the value of the cash paid and stock issued.
Note 5—Discontinued Operations
     Effective June 30, 2006, we discontinued our nutraceutical line of business that consisted of vitamins, minerals, and other nutritional supplements under the Natrience brand. Nutraceutical sales commenced in late September 2005, but were immaterial through June 30, 2006. All assets related to this business were written off effective June 30, 2006. Any remaining liabilities of this business are considered not to be material.
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
     Certain prior period amounts have been reclassified to conform to the current period’s financial presentation.

     The following table summarizes segment information (dollars in thousands):

		Employer and					Total
For the Three Months	Consumer	Group					Including
Ended September 30,	Healthcare	Healthcare	Financial		Continuing	Discontinued	Discontinued
2006	Savings	Services	Services	Corporate	Operations	Operations	Operations
Revenue (1)	$3,457	$1,827	$31	—	$5,315	—	$5,315
Operating (Loss) Income (1)	(35)	157	(11)	(411)	(300)	—	(300)
Interest Income	—	—	—	95	95	—	95
Goodwill Impairment	—	—	—	—	—	—	—
Depreciation and Amortization	111	29	5	—	145	—	145
Taxes (Benefit) (2)	—	—	—	(20)	(20)	—	(20)
Assets Acquired, net of Disposals	(136)	55	—	1	(80)	—	(80)
Intangible Assets (2)	—	—	—	14,232	14,232	—	14,232
Assets Held	5,253	4,446	6	17,571	27,276	—	27,276

		Employer and					Total
For the Three Months	Consumer	Group					Including
Ended September 30,	Healthcare	Healthcare	Financial		Continuing	Discontinued	Discontinued
2005	Savings	Services	Services	Corporate	Operations	Operations	Operations
Revenue (1)	$4,912	$2,217	$71	—	$7,200	$336	$7,536
Operating (Loss) Income (1)	319	488	(89)	(458)	260	(89)	171
Interest Income	—	—	—	60	60	—	60
Goodwill Impairment	—	—	—	—	—	—	—
Depreciation and Amortization	175	74	6	—	255	2	257
Taxes (Benefit) (2)	—	—	—	101	101	—	101
Assets Acquired, net of Disposals	57	8	—	—	65	—	65
Intangible Assets (2)	—	—	—	16,197	16,197	—	16,197
Assets Held	9,163	2,558	61	20,333	32,115	75	32,190

		Employer and					Total
For the Nine months	Consumer	Group					Including
Ended September 30,	Healthcare	Healthcare	Financial		Continuing	Discontinued	Discontinued
2006	Savings	Services	Services	Corporate	Operations	Operations	Operations
Revenue (1)	$11,283	$5,686	$116	—	$17,085	56	$17,141
Operating (Loss) Income (1)	65	1,007	(119)	(1,311)	(358)	(789)	(1,147)
Interest Income	—	—	—	259	259	—	259
Goodwill Impairment	—	—	—	—	—	—	—
Depreciation and Amortization	282	46	10	—	338	—	338
Taxes (Benefit) (2)	—	—	—	(485)	(485)	—	(485)
Assets Acquired, net of Disposals	(228)	266	—	1	39	—	39
Intangible Assets (2)	—	—	—	14,232	14,232	—	14,232
Assets Held	5,253	4,446	6	17,571	27,276	—	27,276

		Employer and					Total
For the Nine months	Consumer	Group					Including
Ended September 30,	Healthcare	Healthcare	Financial		Continuing	Discontinued	Discontinued
2005	Savings	Services	Services	Corporate	Operations	Operations	Operations
Revenue (1)	$16,727	$6,436	$303	—	$23,466	$807	$24,273
Operating (Loss) Income (1)	263	1,375	(537)	(11,847)	(10,746)	(46)	(10,792)
Interest Income	—	—	—	99	99	—	99
Goodwill Impairment	—	—	—	9,900	9,900	—	9,900
Depreciation and Amortization	1,267	208	16	—	1,491	5	1,496
Taxes (Benefit) (2)	—	—	—	54	54	—	54
Assets Acquired, net of Disposals	608	17	2	—	627	—	627
Intangible Assets (2)	—	—	—	16,197	16,197	—	16,197
Assets Held	9,163	2,558	61	20,333	32,115	75	32,190

(1) —	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2) —	Intangible assets, related impairments, interest income and income tax expense (benefit) are not allocated to the assets and operations of the related segment.

Note 7—Subsequent Events
     On November 8, 2006, we entered into an Agreement and Plan of Merger with Peter W. Nauert, and the shareholders of Insurance Capital Management USA Inc., a Texas corporation (“ICM”). ICM is a fully integrated technology driven national health insurance marketing organization. ICM’s operations principally consist of the sales and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels. These operations, which are consolidated under Insuraco USA, LLC, an intermediate holding company, commenced generating revenue in 2004 and, after incurring start-up losses through 2005, are generating earnings in 2006.
     A copy of the Agreement and Plan of Merger is attached to a Proxy Statement filed November 9, 2006, as Appendix A. Under that agreement, subject to approval by our shareholders, we and the parties to the agreement agreed as follows:
•	Effective September 29, 2006, ICM transferred its ownership of Insurance Producers Group of America Agency (“IPA”) to Mr. Nauert and IPA will not be acquired by us. ICM has also eliminated all other non-Insuraco activities. Accordingly, Precis will only acquire the Insuraco operations.

•	The shareholders of ICM will cause ICM to merge with and into us and Insuraco and its subsidiaries will become our wholly-owned subsidiaries.

•	At closing, we will issue and deliver a number of shares of our common stock to ICM’s shareholders determined by a formula that multiplies Insuraco’s adjusted earnings, before interest, taxes, depreciation and amortization (“EBITDA”) (as further defined in the merger agreement) for the nine-month period ended September 30, 2006 times 5.4051056 shares per dollar of EBITDA.

•	We will issue and deliver, as more fully discussed in the Proxy Statement, additional shares of our common stock to ICM’s shareholders provided the acquired companies’ EBITDA during four consecutive calendar quarters ending on or prior to December 31, 2007 exceeds the EBITDA for the nine-month period ended September 30, 2006.

•	The maximum number of shares to be issued and delivered to the ICM shareholders is 6,756,382.

•	Peter W. Nauert will become our chief executive officer.

•	Andrew A. Boemi will become a member of our board of directors.
     ICM shareholders are not obligated to return any of the common stock shares issued and delivered to them in conjunction with the merger-acquisition of ICM, if Insuraco and its subsidiaries later achieve a lower level of Adjusted EBITDA.