Form 10-K
period 2006-12-31
Access Plans USA, Inc.
filed 2007-04-02
CIK 1017440

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-15667

ACCESS PLANS USA, INC.
(Exact name of registrant as specified in its charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4929 ROYAL LANE, SUITE 200
IRVING, TEXAS 75063
(Address of principal executive offices)

(866) 578-1665
(Registrant’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined under Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined by Rule 12b-2 of the Act).

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-accelerated Filer ☑

Indicate by check mark wither the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 (the last business day of our most recent second fiscal quarter), was $22,296,059 based on the closing sale price on that date.

As of March 30, 2007, 18,011,292 shares of the issuer’s common stock, $.01 par value, were outstanding.

ACCESS PLANS USA, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2006

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

Access Plans USA, Inc. (Access Plans) develops and distributes quality affordable consumer driven health care programs for individuals, families, affinity groups and employer groups across the nation. Our products and programs are designed to deal with the rising costs of health care. They include health insurance plans and non-insurance health care discount programs to provide solutions for the millions of Americans who can no longer afford or do not have access to traditional health insurance coverage.

Beginning in 2007, our operations are organized under three business divisions:

Consumer Plan Division.  Our Consumer Plan Division, which operates as The Capella Group, Inc. (“Capella”) and is referred to as the Consumer Healthcare Savings segment, develops and markets non-insurance medical discount programs through multiple distribution channels.

Insurance Marketing Division.  Our Insurance Marketing Division, which operates as Insuraco USA LLC (“Insuraco”), provides web-based technology, specialty products and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels.

Regional Health Care Division.  Our Regional Health Care Division, which operates as Access HealthSource, Inc./Access Administrators, Inc. (“AAI”) and is referred to as the Employer and Group Healthcare Services segment, offers third party claims administration, provider network management, and utilization management services for employer groups that utilize partially self funded strategies to finance their employee benefit programs.

The current organization of our business divisions is a result of our January 30, 2007, merger with Insurance Capital Management USA, Inc. (“ICM”). Other results of our merger with ICM are:

•	We have access to additional distribution channels, including a large network of insurance agents that ICM has recruited to sell its products;

•	We gained expertise in taking advantage of electronic technology and web-based services to shorten product development and implementation time;

•	We are able to complement our non-insurance medical discount programs with a broad range of health insurance and specialty insurance products; and

•	We have reorganized our management team to include key members of the ICM management team, including ICM’s founder, Peter W. Nauert, who is now our President and Chief Executive Officer and the Chairman of our Board of Directors. Mr. Nauert, a former C.E.O. of two public companies, brings us significant expertise and experience in the health insurance industry.

In order to more properly reflect our broadened mission of providing access to affordable healthcare for all Americans, we changed our name from Precis, Inc. to Access Plans USA, Inc. upon the completion of our merger with ICM.

In 2006, we did not have access to ICM’s products and distribution channels and operated three business segments. The majority of our revenue was derived from our discount medical programs that continue as one of our primary business segments. See Note 16 — Segmented Information in the Financial Statements included elsewhere in this Annual Report. For the year ended December 31, 2006, 65.9% of our consolidated revenue was from discount medical programs and 33.7% was derived primarily from our third party administration services that adjudicate and pay medical claims for employers who maintain self-funded or partially self-funded healthcare programs. We also operated a financial services division in 2006, but results from that division were not material to our operations in 2006. Our reportable business segments in 2007 will include those of ICM.

Through 2006, the number of active members in our discount medical programs continued to decline, leading to decreased revenues from those operations. We discuss these results in detail throughout this report. We have taken significant cost-cutting actions to offset the loss in this revenue and have taken other actions, including our merger with ICM, to increase membership levels by developing additional distribution channels and by adding new products and services to the suite of programs we offer.

Throughout 2006, we have continued the measures and initiatives to improve our operating efficiencies and performance, especially through cost reductions. These measures and initiatives include (i) discontinuance of certain non-profitable operations, (ii) the conversion of certain of our customer service and system support functions from a fixed to a variable cost structure by outsourcing them, (iii) the termination of certain equipment capital leases, and (iv) personnel reductions and other cost reduction actions. The discontinued operations had losses of $910,000 in 2006. The other initiatives resulted in restructuring costs during the fourth quarter of 2006 of $449,000. Further, AAI recorded a $4,066,000 impairment to goodwill including tax considerations of $426,000 that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered and Capella recorded a $2,800,000 impairment to goodwill due to the continuing decline in members and revenue. Including these charges, we had a net loss of $7,724,000. Without these charges, our net income would have been $501,000.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for Directors and Officers of the Company and all amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Securities and Exchange Commission (“SEC”) website at www.sec.gov. We have posted on our website, www.accessplansusa.com, our (1) Code of Conduct, (2) the charters for our Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee , and (3) our SEC filings.

Healthcare Industry Challenges and Market Opportunity

Our market is directly impacted by the state of turmoil and crisis in the healthcare industry.

The uninsured.  It is estimated that 15.9% of all Americans, or 46.6 million individuals, were without health insurance coverage in 2005, an increase of .8 million people compared to 2004. [Source: “U.S. Census Bureau Statistics” published by the U.S. Department of Commerce.] In addition, 8.5% of people with incomes over $75,000 were uninsured. [Source: U.S. Census Bureau and Center on Budget and Policy Priorities, August 2006.]

The percentage of people working full-time without health insurance in 2005 was 17.7%, an increase from 17.3% in 2004. [Source: “U.S. Census Bureau Statistics” published by U.S. Department of Commerce.] Nationally, healthcare expenditures topped $1.9 trillion in 2004, up from $1.2 trillion in 1999. [Source: Centers for Medicare and Medicaid Services.] Costs of healthcare (in doctors’ offices and hospitals) for this patient population are often far higher than the amount an insured and the insurance company would pay for the same healthcare services for its insureds. The growing number of uninsured people have special needs for accessing affordable health care.

The insured and underinsured.  In 2005, 59.5% of the U.S. population participated in employer-sponsored medical insurance plans, showing a steady year-by-year decrease from 62.6% in 2001. [Source: U.S. Census Bureau and Center on Budget and Policy Priorities, August 2006.] In addition, data from the Kaiser Family Foundation show that employers are requiring employees to contribute more in cost-sharing (premiums, deductibles and/or co-payments) for their health insurance. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, Annual Salary, 2006.”] Between 2005 and 2006, premiums for employer-sponsored health insurance rose 7.7%, following consecutive years of double-digit premium increases. The increases are hitting small employers (under 200 workers) particularly hard. These small firms are more likely to have experienced an increase in premiums greater than 15%. These costs are not only being felt by the employer, but also by the employees. The average monthly contribution by workers for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $52 and $248, respectively, in 2006. The average cost of family coverage is now nearly $11,480 per year, including workers contributions of nearly $2,973. Not surprisingly, employers are looking for alternatives. [Source: “Employer Health Benefits 2006 Summary of Findings,” published by the Kaiser Family Foundation].

Over-utilization of the healthcare system is one of the factors behind these trends. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-payments, generally from $10 or $25 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves ultimately as having to pay the full costs of the medical services received.

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

In addition, recently enacted federal legislation provides for tax favorable Health Savings Accounts (“HSAs”). Individuals with high deductible health insurance coverage can deduct contributions to their HSA from their reported income for tax purposes. In 2007, the qualifying health insurance must have a deductible of at least $1,100 for individuals and $2,200 for families and the maximum amount that can be contributed is $2,850 for individuals and $5,650 for families. Amounts contributed to the HSAs can be used for certain uninsured medical expenses, but generally cannot be used to pay for the health insurance premium. Individuals can establish HSAs without regard to their income and amounts contributed to the HSAs do not have to be used within a certain time period.

For the insured, these changes in employer-sponsored coverage also provide an increasing market for specialty plans that supplement or fill deductible or other gaps in coverage for millions of Americans.

Self-employed and small businesses.  According to the U.S. Census Bureau, in 2003, there were over 18 million firms in the U.S that do not offer an employer-sponsored medical insurance plan to their employees. There were also over 3.75 million firms with fewer than 10 employees (with a total of 12.5 million employees). [Source: U.S. Census Bureau, Statistics of U.S. Businesses.] In addition, small businesses have accounted for 60-80% of net new jobs annually over the last decade [Source: Small Business Administration Office of Advocacy, June 2006]. Individuals working for such small business usually do not have access to group health insurance at affordable rates. As the number of uninsured individuals increase, the market for our non-insurance healthcare savings programs increase.

Senior population.  The age 65 and over segment of the U.S. population is expected to grow from 35 million in 2000 to over 40 million by 2010, comprising 13% of the total population by 2010. [Source: U.S. Census Bureau, 2004.] While the federal Medicare program covers a portion of health care expenses for senior Americans, the gaps in coverage provide a significant market for supplemental plans.

Our Solutions

Through our Consumer Plan Division and our Insurance Marketing Division, we provide programs that consumers use to save money on their healthcare costs. Our programs range from traditional discount medical programs that provide access to networks of providers that have agreed to provide our members with a reduced rate for services, to “mini-med” programs that include some amount of defined benefit insurance, to major medical insurance with a variety of deductibles. These programs are described in more detail in our discussion of our Consumer Plan Division and our Insurance Marketing Division, but here is a summary of the range of our programs:

Access Plans USA’s
Complete SPECTRUM of Health Care Programs

In addition, our Insurance Marketing Division also distributes specialty insurance and benefit programs designed for the senior market (age 65 and over).

Our Regional Health Care Division provides cost-effective plan designs, claims management, cost containment, predictive modeling, wellness programs, and administrative and managed care services for organizations with self-funded or partially self-funded health care plans, including large public and private employers. Our benefit program management services successfully reduce costs and provide access to affordable health care by directing our clients to PPO providers and our own case management services. Together, these services allow employers and groups to provide substantive healthcare benefits at a fraction of the cost of traditional health insurance.

None of our products or services is materially affected by seasonal changes to our markets.

Our Consumer Plan Division

Our consumer healthcare savings membership programs are offered under the trade name of Care Entréetm or through the trade name of our private label resellers. We also have developed and are in the process of launching a new series of programs under the trade name of USA Healthcare Savings. Our healthcare savings programs are not managed care. Instead, they are based upon and emphasize the following factors:

•	Responsibility for the use of healthcare must be put back in the hands of the patient. Insurance policies with low co-pays and low deductibles have become very popular; however, these arrangements actually encourage over-utilization resulting in increased healthcare costs; and

•	Healthcare must be affordable for the patient, while providing the medical providers with adequate payment on a timely basis for services provided.

For years, insurance companies have been successful by obtaining healthcare for their insureds at much lower prices than that obtainable by the self-insured person. These benefits were provided through the use of preferred provider organizations (“PPOs”), where steerage of patients was promised to doctors, hospitals and other providers in exchange for lower rates. In our consumer healthcare savings programs, we have contracted with some of these same PPOs to provide healthcare savings to our program members.

We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party. We simply provide our members with access to healthcare providers in their geographical area that have agreed to provide their services for a discounted rate. In most cases, the consumer pays, or makes arrangements to pay, the discounted rate directly to the provider at the point of service. Some medical providers chose to send the original full priced bill to us for repricing. We reprice the bill to the discounted amount and then notify the provider and the member of the amount that should be paid. The member then pays the repriced amount directly to the provider. We are not involved in the making of payments to providers.

Our programs routinely assist our members in saving an average of over 35%, and often up to 70%, on their medical costs. In 2006, we examined 166,125 repricing transactions recorded between September of 2004 and December of 2005. For the ten most commonly reported procedures, we found the following:

		Code*	Avg.*	Total	Avg.*	Total	%	Total $*
CPT	CPT Code Description	Count	Price	Price	Reprice	Reprice	Saved	Savings

99213	Office/Outpatient Visit, Est	22,230	$78	$1,742,090	$54	$1,195,689	31%	$546,400
36415	Routine Venipuncture	14,340	17	239,294	8	109,202	54%	130,092
99214	Office/Outpatient Visit, Est	9,257	120	1,107,947	81	745,968	33%	361,979
80061	Lipid Panel	8,087	76	617,355	22	180,687	71%	436,668
85025	Complete CBC w/Auto Diff WBC	6,523	31	201,589	13	82,840	59%	118,749
80053	Comprehen Metabolic Panel	5,945	55	326,662	18	107,756	67%	218,906
99212	Office/Outpatient Visit, Est	4,389	59	259,283	39	169,697	35%	89,586
84443	Assay Thyroid STIM Hormone	4,035	81	327,724	25	101,785	69%	225,939
99203	Office/Outpatient Visit, New	3,383	135	457,536	95	320,028	30%	137,507
88142	Cytopath, C/V, Thin Layer	3,151	69	217,915	33	104,821	52%	113,093

		81,340		$5,497,395		$3,118,473	43%	$2,378,919

*	The Code Count represents the total number of transactions; Avg. Price reflects the “retail” rates providers charge the uninsured; Avg. Reprice reflects the Care Entrée discount rate; and Total $ Savings reflects the savings by our Care Entréetm members. Current Procedural Terminology (“CPT®”) is a registered trademark of the American Medical Association.

Savings from dentists, vision providers, chiropractors and other services that do not require the use of a medical PPO are more difficult to track because our members pay a discounted rate at the point of service that is usually determined by a fee schedule and does not require our participation to reprice. Nevertheless, our arrangements with provider networks require that our members save on their visits. On average, we believe that our members save 10% to 50% on services from these other providers.

Our membership program encompasses all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, air ambulance, 24-hour nurse hotline assistance, and long-term care. Some aspects of our programs are not available in all states. In most states, memberships in our Care Entréetm programs range from $9.95 to $69.95 per month per family depending on the selected options, plus a one-time enrollment fee of $20.00 to $30.00. Our new USA Healthcare Savings programs range from $24.50 to $99.50 per month per family. Our third party marketing partners may sell our programs for other prices. Typically, these marketers charge from $9.95 to $120.00 per month per family.

Personal Medical Accounts.  During the fourth quarter of 2002, we implemented escrow account requirements in response to the market changes in the healthcare savings industry. We called these accounts Personal Medical Accounts (“PMAs”). A great number of our members of our Care Entréetm program were required to establish and maintain a PMA to access and provide payment for hospital services. Our private label partners were not required to offer these accounts to their members. With PMAs, we were able to pre-certify the members’ ability to pay based upon the available PMA balances and to process the members’ payments directly to the medical providers. In the fourth quarter of 2006, we discontinued the PMA program because (i) the program made our Care Entrée product more difficult to sell, (ii) the program was expensive to administer, and (iii) the pre-certification process presented risks to us because we occasionally did not receive adequate information from providers to provide an accurate estimate of what the expected procedure would cost. All PMA money on deposit with us was returned to the depositors by or during the first quarter of 2007.

Technology and Member Services

We have made substantial investments in our proprietary technology and management information systems. These systems were designed in-house and are used in most aspects of our business, including:

•	maintaining member eligibility and demographic information,

•	maintaining representative information including genealogy reporting,

•	paying commissions,

•	maintaining a database of all providers and providing provider locator services,

•	re-pricing and payment of medical bills,

•	drafting members accounts on a monthly basis, and

•	tracking of cash receipts and revenues.

We have also established websites for our programs that provide information about the program, allow for provider searches and allow new members and representatives to enroll on-line. The websites also allow representatives, through a password protected area to access support and training files and to view their genealogy and commission information. The websites are set up as “self-replicating” websites to allow representatives a copy of the websites under a unique web address.

In the fourth quarter of 2006, we entered into a one-year agreement with Lifeguard Emergency Travel, Inc. (“Lifeguard”). Under this agreement, Lifeguard provides certain member support services, claims administration, and fulfillment services for our members. However, we do remain responsible for providing these services to our members. Many of our own member services, claims administration and fulfillment personnel were hired or otherwise retained by Lifeguard to provide continuity of services to us and our members. We retained a senior team of operations staff with expertise in the functions provided by Lifeguard to serve as secondary customer support for our members and to also act as a quality assurance function overseeing the services provided by Lifeguard. Lifeguard’s operations are on a separate floor, but within the same building as our corporate headquarters. The agreement with Lifeguard will renew for an additional one-year terms unless either we or Lifeguard with proper notice elects not to renew or extend the agreement. Lifeguard uses a combination of our proprietary technology and its own proprietary technology to provide services for our members.

Sales and Marketing Channels

Our products for consumers are currently offered through three distribution channels:

Network Marketing.  Our Care Entréetm programs are distributed by independent commission-based contractors referred to as “independent marketing representatives” (“IMRs”). Our new USA Healthcare Savings program also will be distributed through this channel. Our independent representatives become marketing representatives by paying an enrollment fee (currently $99.95) and signing a standard representative agreement, and an annual renewal fee (currently $49.95). Independent marketing representatives of Care Entréetm are not required to be licensed insurance agents. Independent marketing representatives are generally paid a 20% commission on the membership fees of each member they enroll for the life of that member’s enrollment with Care Entréetm (subject to the representatives continuing to meet certain commission qualifications). Independent marketing representatives may also receive commissions equal to the membership fees if three or more program members are enrolled in a month. In the month of the membership sales, no override commissions are paid to the representative’s upline. Independent marketing representatives may also recruit other representatives and earn override commissions on sales made by those representatives. We pay a total of up to 35% in override commissions up through seven levels of marketing representatives. In addition, we have established bonus pools that allow independent marketing representatives who have achieved certain levels to receive additional commissions measured by our revenues attributable to the Care Entréetm programs.

The total regular or ongoing commissions payout, including overrides based on monthly membership sales after the enrollment month and the amount contributed by us to the bonus pools, can be as high as 60% of qualified membership sales. This division is known as:

Tele-Sales.  Through national tele-sales units, this channel uses traditional direct response distribution channels: direct mail, outbound telemarketing, Internet, direct response television, direct response radio, cross-sell/upsell and alternate media. Our partners in these efforts utilize a sophisticated system of telephone and web conferencing with customers to present, explain and complete enrollment materials online. This increases the efficiency of the sale and the customer’s understanding of the product.

We work with the following types of partners:

•	TeleService Centers

•	Insurance Agencies with Call Centers

•	Large Companies/Brands Looking for Additional Ways to Monetize Their Customer Base

The products in this division are branded as:

Independent Agent Direct.  Independent licensed insurance agents and agencies across the nation can use these plans to supplement other insurance / health care programs or on a stand-alone basis for clients who cannot afford or cannot medically qualify for traditional health insurance policies. The products in this division, in its early stages of development, are branded as:

Reliance on key customers.

No one customer represents more than 10% of the Company’s overall revenue. However, a material portion of AAI’s revenues is derived from its contractual relationships with a few key governmental entities.

Our Insurance Marketing Division

The revenue of our Insurance Marketing Division, organized under our subsidiary Insuraco USA LLC (“Insuraco”), is primarily from sales commissions paid to it by the insurance companies it represents; these sales commissions are generally a percentage of premium revenue. This division was created after our merger with ICM in the first quarter of 2007. We have not reported any results for this division for 2006.

Our strategy is to

•	continue to develop products for consumers to provide health care savings and/or insurance protection to families and individuals, including Americans in their retirement years,

•	enhance our product portfolio by adding new products developed on our current product platform,

•	expand into additional states where we are not currently marketing to any significant degree (including Florida, California and the upper Northeast), and

•	expand the number of insurance carriers that we represent.

Our three principal insurance markets are:

•	Major medical/individual health insurance,

•	Senior health insurance, managed care, life insurance and annuity, and

•	Specialty medical and benefit plans for affinity groups, associations, employer groups and other groups.

Distribution Channels and Operating Divisions

Our insurance marketing operations are comprised of three distribution channels and a specialty product development subsidiary:

America’s Health Care/Rx Plan (AHCP).  Distributing major medical and short-term medical products to small business owners, self-employed and other individuals and families through approximately 2,100 independent agents.

Adult Care Plans/Rx America (ACP).  Distributing supplemental medical, life and managed care products to senior Americans through approximately 2,900 independent agents.

National Direct USA.  Distributing major medical and specialty health plans through tele-sales units.

American Benefit Resource/Rx (ABR).  Specializing in the development and wholesale marketing of specialty health plans.

Our primary insurance carriers for which we market products have been:

Dollars in Thousands		ICM Revenue
Insurance Company	Products	2005	2006

Continental General Insurance Company	Proprietary Major Medical; Proprietary HSA-qualified High Deductible plans	$1,340	$1,481
World Insurance Company	Proprietary Major Medical; HSA-qualified High Deductible plans	160	864
Empire Fire and Marine	Proprietary Major Medical; Proprietary HSA-qualified High Deductible plans	230	724
Central Reserve Life Insurance Company	Medicare Supplement; Final Expense Life Insurance	1,680	1,390
Companion Life Insurance Company	Proprietary Mini-Medical plan	610	614
Other Carriers		60	279

		$4,080	$5,352

We also market the following recently introduced products and carriers:

Insurance Company	Products

Guarantee Trust Life	Proprietary Major Medical and HSA-qualified High Deductible plans
Golden Rule Insurance Company	Major Medical and HSA-qualified High Deductible plans
World Corp Insurance Company	Medicare Supplement plans
The Wellpoint Family of Companies	Senior Managed Care, Medicare Advantage products and Medicare Advantage Medical Savings Accounts (MSAs)

We have broad national sales coverage. In 2006, 14 states accounted for approximately 85% of Insuraco’s revenue and an additional 32 states accounted for the remaining 15%. The largest state concentration was in Arizona. The table below sets forth estimated 2006 revenue by state:

Dollars in Thousands	2006
State	Revenue	Percent

Arizona	$629	15.4%
Illinois	432	10.6%
Texas	412	10.1%
Pennsylvania	324	7.9%
Colorado	270	6.6%
Tennessee	257	6.2%
North Carolina	249	6%
Ohio	190	4.6%
Michigan	161	3.9%
Wisconsin	124	3%
Indiana	114	2.8%
West Virginia	103	2.5%
Nebraska	102	2.5%
Virginia	98	2.4%

Sub-total	3,465	84.5%
All Other States	633	15.5%

	$4,098	100%

Products for Consumers

Insuraco has agreements with insurance companies to access products that we offer for sale through our distribution channels. The current portfolio of these insurance and financial service products includes the following:

Major Medical / Individual Health Insurance Market.  The major medical / individual health insurance market includes the following:

Major Medical Health Insurance.  Insuraco’s major medical products include catastrophic, comprehensive, and basic coverage options. These may include PPO benefit plans, traditional indemnity health insurance plans, and one-deductible plans.

HSA-Qualified High Deductible Plans.  Recently enacted federal legislation allows individuals who establish Health Savings Accounts (“HSAs”) to deduct from their income taxes the amounts that they contribute to their HSA, which amounts are then used to pay for qualifying uninsured medical expenses. Insuraco markets high deductible insurance plans that qualify for the benefits of HSAs.

Short Term Medical Plans.  Insuraco can provide individuals who are between jobs or who are recent graduates with low cost, limited health insurance for a limited period of time, typically six months or one year.

Senior Health Insurance, Managed Care, Life Insurance and Annuity.  Senior health insurance, managed care, life insurance and annuity includes the following:

Medicare Supplement Plans.  Our Medicare supplement plans provide benefits that supplement the primary benefits offered by Medicare. According to the Centers for Medicare and Medicaid Services (CMS), the number of Medicare enrollees, age 65 and over, more than doubled between 1966 and 2004, growing to 42 million from 19 million.

Medicare Advantage Plans.  Our Medicare Advantage Plans are health plan options include:

•	Medicare Health Maintenance Organization (HMOs)

•	Preferred Provider Organizations (PPO)

•	Private Fee-for-Service Plans

Consumers who join a Medicare Advantage Plan generally receive extra benefits and lower co-payments than in the original Medicare plan. However, they may have to utilize doctors that belong to the plan or go to certain hospitals to get services.

To join a Medicare Advantage Plan, consumers must have Medicare Part A (hospital insurance) and Part B (medical insurance). They have to pay their monthly Medicare Part B premium to Medicare. In addition, they may have to pay a monthly premium to the Medicare Advantage Plan for the extra benefits that they receive.

Part D Prescription Plans.  People who have Medicare Part A or Medicare Part B can purchase insurance to pay for part of their prescription drugs. These plans are provided through private insurance companies and are available to eligible seniors who enroll within certain enrollment and eligibility periods.

Final Expense Insurance Plans.  Relatively small face amount life insurance plans designed for senior Americans to help pay for funeral costs, medical bills and other final expenses.

Specialty Medical And Benefit Plans.  These products offer healthcare plans for affinity groups, associations, employer groups and other groups.

Mini-Medical Plans.  These plans are sometimes referred to as “scheduled benefit,” “limited benefit” or “defined benefit” policies. These policies are less expensive than traditional comprehensive healthcare insurance and usually require the member to undergo little or no medical underwriting. As such, they are available to all or most individuals, regardless of their health conditions. The policies usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred healthcare costs. Sometimes, the policies allow the benefit to be assigned directly to the healthcare provider, eliminating the need for the member to pay the provider directly and then seek reimbursement. These policies pay a certain amount for designated healthcare services. For instance, a member could choose a program entitling him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days in a calendar year.

Insuraco’s Services For Agents and Agencies

Insuraco provides sales and marketing services to its national network of independent agency channels by leveraging its industry expertise and relationships to secure access to proprietary health insurance products. It has specific industry expertise in designing products that meet the needs of the consumer and that fit well within the suite of products that are sold by insurance agents and their agencies. Insuraco has relationships with numerous well established, highly-rated insurance companies.

Multiple Carriers for Specific Product Lines.  Insuraco has strategically established marketing relationships with multiple insurance companies to provide a wider distribution network across the U.S. This strategy is designed to maximize marketing penetration with competitively priced products on a state-by-state basis. This strategy is also designed to provide increased flexibility and security for Insuraco’s marketing channels based on ongoing changes in carriers’ product, pricing and marketing plans.

Web Based Technology.  Utilizing web-based technology to streamline the agent appointment and sales application processes with the insurance carriers. Insuraco’s integrated agent portal gives agents access to online:

•	real-time rate quoting;

•	agent recruiting, licensing, and contracting;

•	insurance application submission;

•	lead ordering and delivery; and

•	access to brochures, applications, and marketing materials.

The benefits of such services include:

•	a streamlined underwriting process that automatically limits application submissions,

•	increasing the issue and placement rate on submitted business,

•	a proprietary “pre-scrubbed” agent enrollment process that ensures complete and accurate agent contracting,

•	an efficient way for agents to sell and submit applications over the phone, and

•	a central repository that agents visit frequently to obtain important documents and updated materials.

Lead Distribution Programs for Agents.  For certain of its distribution channels, Insuraco uses an electronic system designed to efficiently connect insurance agents with high-quality leads. The leads are supplied by select vendors and are then compiled, sorted, and offered to agents via its on-line lead ordering and delivery system. Leads are generated through telemarketing, internet sites and direct mail.

Competitive agent commission rates supplemented by various agent incentive programs.  The Company provides a comprehensive portfolio of incentives that attract agents, including annual conventions, sales contests, year-end bonuses, lead programs, and production club membership programs. By leveraging Insuraco’s sales management and marketing expertise, insurance companies can focus on the administration of their products, while Insuraco takes care of managing and motivating the agent force to sell.

Working Capital Requirements.  We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. We have access to a sufficient amount of working capital to meet our needs, but our ability to grow this segment will depend on our ability to gain access to increasing amounts of working capital sources.

Home Office Support.  This includes agent and product training, a variety of marketing materials and compilation of weekly newsletters that deliver important news and updates to our agents. Insuraco provides professional, quality training for all of its independent agents and alternative distribution channels. Its training programs include in-house and on-site training schools, DVD programs and webcast sessions. In addition to product knowledge, Insuraco trains its independent agents in market conduct standards, regulatory compliance requirements, and sales techniques. Insuraco creates, prints, and distributes a variety of marketing materials to promote its products, including magazine advertising, flyers, postcards, letters, e-mail blasts, brochures, and more. Insuraco delivers important news and updates to its agents on a timely basis with weekly e-mail newsletters. These newsletters promote, inform, and entertain with a combination of news bulletins, agent reports, and motivational articles.

Our Regional Health Care Division

We offer full third-party administration services through our wholly-owned subsidiary, AAI, that we acquired in June 2004. Through AAI, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self-fund their required healthcare benefits. With AAI’s services we offer a more complete suite of healthcare service products. Also through AAI, we provide individuals and employee groups with access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

In 2006, AAI clients as a group were billed a total of approximately $400 million for the healthcare expenses incurred by their group members. Of this amount, the client group was responsible for paying $120 million after our repricing. This represented aggregate savings of nearly 70%.

AAI has two subsidiaries, Access Administrators, Inc. and Advantage Care Network. Access Administrators, Inc. is licensed by the Texas Department of Insurance as a third party claims administrator. AAI’s utilization review services are licensed by the Texas Department of Insurance as a utilization review agent. Advantage Care Network is a comprehensive network of contracted physicians, hospitals, and other medical service providers in the El Paso/Las Cruces community that also utilizes national networks featuring over 500,000 contracted medical providers to provide access to quality and affordable health care services. Access provides health plan design and administration, claims management and processing, data and report management, quality assurance, customer service, reinsurance strategies, coordination of benefits, subrogation services and auditing for quality assurance. Access also provides access to effective pharmacy benefit management cost containment programs to serve both retail and mail order needs. As a utilization review agent, AAI clients are provided with utilization management services including prior-authorizations, utilization review, large case management, concurrent review, quality management, and coordination of care for members and their families.

AAI companies, and its predecessors, have been serving partially self-funded political subdivisions, as well as public/private employers, in the El Paso region for over twenty-five years. AAI currently manages over $400 million in claims annually, claims adjudication and processing services exceeding 700,000 claims per year, and provides effective utilization management, quality assurance, and cost containment strategies.

Our services are sold through health insurance and employee benefit brokers and agents. Our primary area of expertise is in the public-sector market. In the first quarter of 2007, AAI successfully completed an SAS 70 Type I examination by independent registered public accountants.

Competition

Consumer Plan Division.  Competition for program members within the healthcare savings industry has become more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of the products and services through other channels of distribution. Competition for new representatives is intense, as these individuals have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

Our principal competitors are AmeriPlan, Full Access Medical, New Benefits, Inc., CAREington International, International Association of Businesses (“IAB”), and Family Care. We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations, which offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

Insurance Marketing Division.  We compete in the highly competitive individual health insurance industry. The major medical products and services of the insurance companies that we offer compete with large national, regional and specialty health insurers, including Assurant, and various Blue Cross/Blue Shield companies. Furthermore, senior managed care, Medicare products and Medicare Advantage medical savings accounts offered by our ACP Division compete with other national, regional and specialty insurers, including Universal American Financial Corp., Banker’s Life and Casualty, United Teachers Associates Insurance Company, Torchmark, Pacificare, United Healthcare, Mutual of Omaha, Conseco, Inc., Blue Cross organizations, US Health, and Medicare HMOs. In addition, we compete for insurance agencies and their agents to offer, sell and provide the insurance products and financial services that we offer.

Many of our competitors in the insurance marketing industry have substantially greater financial resources, broader product lines, or greater experience than we do. We compete on the basis of price, reputation, diversity of product offerings and flexibility of coverage, ability to attract and retain agents, and the quality and level of services provided to the independent insurance agencies and their agents.

We face additional competition due to a trend among healthcare providers and insurance companies to combine and form networks in order to contract directly with small businesses and other prospective customers to provide healthcare services. In addition, because the products and services that we offer are marketed through independent agents, most of which represent and offer insurance products of multiple insurance companies, we compete for the marketing focus of each independent agent.

Regional Healthcare Division.  AAI operates in the El Paso metropolitan market and competes against regional and national health benefit plans such as Blue Cross Blue Shield, United Healthcare, CIGNA and Aetna.

Principal Competitive Factors.  We believe that the principal competitive factors in our industries, some of which are not within our control, include:

•	the ability to maintain contracts with reputable preferred provider organization networks that offer substantial healthcare savings,

•	the ability to maintain contracts with reputable insurance companies and insurance agents and agencies,

•	the ability to attract and retain independent marketing representatives for our Consumer Plan Division,

•	the ability to identify, develop and offer unique membership healthcare programs,

•	the quality and breadth of the healthcare membership programs offered,

•	the quality and extent of customer service,

•	the ability to offer substantial savings on major-medical costs such as hospital and surgical costs,

•	the ability to combine the programs with affordable insurance plans that have high deductibles or set payment for hospitalization,

•	prices of products and service offered,

•	marketing expertise,

•	compensation plans for representatives,

•	the ability to hire and retain employees,

•	the development by others of member programs that are competitive with our programs,

•	responsiveness to customer needs,

•	the ability to satisfy investigations on the part of state attorneys general, insurance commissioners and other regulatory bodies,

•	the ability to finance promotions for the recruiting of members and representatives, and

•	the ability to effectively market the product on the Internet.

Competitive Risk.  While we believe that we are a leader in the industry, there is no assurance that:

•	competitors will not develop their own software that re-prices medical bills or a full-service customer service function similar to ours,

•	our competitors will not increase their emphasis on programs similar to our programs to more effectively compete with us,

•	our competitors will not recruit our independent marketing representatives and insurance agents by offering more attractive sales commissions,

•	our competitors will not provide programs comparable or superior to our programs at lower membership fees or lower insurance premiums,

•	our competitors will not adapt more quickly to evolving industry trends or changing market requirements,

•	new competitors will not enter the market,

•	other businesses such as insurance companies or preferred provider organization networks will not themselves introduce competing programs, and

•	competitors may not develop more effective marketing campaigns that more effectively utilize direct mail and television advertising.

This increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse affect on our business, financial condition and results of operations.

Business Objectives and Plans

Our objective is to sustain and expand our leadership position as a provider of unique healthcare membership service programs and consumer driven healthcare solutions and as a distributor of health insurance plans. Key elements of our business plan are as follows:

Continue to Develop a Broad Spectrum of Unique Healthcare Service Programs for Broad Markets.  Our focus is on the continued development and introduction of unique programs that address the health and consumer needs of targeted consumer groups. By varying the features, including discounts (medical, consumer and business services), defined benefit insurance and fully insured health plans, we are able to meet the product and pricing needs of a broad market. We anticipate that this will allow us to capture a larger share of the healthcare market through existing marketing channels and through establishment of new client relationships.

Continue to Develop a Recurring Revenue Base.  For our Consumer Plan Division, growth in recurring revenue from the Care Entréetm product is dependent on our independent marketing representatives continuing to market the Care Entréetm program memberships and new USA Healthcare Savings memberships and to recruit new downline independent marketing representatives. We intend to continually increase our support for representatives to maximize the volume generated through this sales channel. Recurring revenue from wholesale and private-label clients is dependent upon the client continuously marketing our products to their customer base. We intend to continue to focus our efforts on retaining our existing clients and obtaining new wholesale and private label clients through our direct sales team.

In our Insurance Marketing Division, we intend to continue to expand our independent agent sales force, our specialty product lines, our insurance carrier companies we represent and the geographic jurisdictions in which we distribute products.

In our Regional Health Care Division, we intend to increase the revenue base of our third-party administration services by expanding the service area of AAI beyond the metropolitan area of El Paso, Texas.

Leverage and Develop Multiple Network Partners.  While we currently have a contractual relationship with a well-recognized and fully developed preferred provider organization network for access to savings on doctors, hospitals, and ancillary healthcare services, we need to continuously assess the capabilities of that network and work towards providing alternative network solutions for our members.

Provide High Quality Consumer Service for Our Healthcare Membership Program.  In order to achieve our anticipated growth and to ensure client, member and marketing representative loyalty, we continue to develop and invest significantly in our member service systems. We have developed a proprietary computer database system that provides our customer service representatives with immediate access to provider demographic data, re-pricing information and member information, including the components of each member program or plan and the details a member requires to properly utilize the program. In addition, we have partnered with a third party that has significant experience in providing member services and administrative services for healthcare savings programs like ours.

Provide High Quality Service for our Sales Representatives and Insurance Agents.  In order to achieve our objectives of increased memberships and product sales, we concentrate on providing quality service for our sales representatives in the field. This includes ready telephone access to support personnel as well as access to websites, conference calls and web-conferencing platforms. We enhance the value of our programs to these representatives by providing access to information and support on an ongoing basis.

Continue to Develop and Enhance Our Technology.  We have incorporated numerous uses for Internet and information technology in our marketing and service functions. We plan to continue to enhance these operations to streamline and increase the efficiency of methods for our sales representatives and agents to enroll in our programs, submit applications and track their business.

Increase Tele-Sales Operations.  We have initiated a number of affiliations with tele-sales centers and organizations that utilize tele-sales functions. We intend to continue pursuing these channels to broaden the distribution of our products and programs.

Develop Private-Label Product Offerings.  We have implemented a number of private-label product offerings for specific markets and entities. We plan to leverage off our current administrative and product development systems to continue to provide private-label availability to organizations that can commit to significant levels of sales of these products.

Distribution of Our Products in Multiple Languages.  Certain of our products are now available in Spanish, including access to customer service assistance. We plan to expand Spanish language usage among other products and implement additional languages for targeted markets where we believe there will be a significant volume of prospects.

Continue to Expand Our Third-Party Administrator Services.  In response to the needs of our group customers, we have expanded our third party administrator (“TPA”) services. Our acquisition of AAI in 2004 allows us to offer a full-service TPA function that includes full plan administration, claims adjudication and claims management services.

Governmental Regulation

We are subject to federal, state and local laws, regulations, administrative determinations, court decisions and similar constraints (hereinafter “regulations”).

Possible Insurance Company Regulation.  Our discount medical plans are not insurance and they do not subject us to regulation as an insurance company or a seller of insurance. However, regulations in certain states currently regulate or restrict the offering of our programs.

Occasionally, we receive inquiries from insurance commissioners in various states that require us to supply information about our discount healthcare programs, representatives, etc. to the insurance commissioner or other state regulatory agency. To date, these agencies have concurred with our view that our discount healthcare programs are not a form of insurance. There is no assurance that this situation will not change in the future, and an insurance commissioner will successfully challenge our ability to offer our programs without compliance with state insurance regulation.

State Discount Medical Program Regulation.  Over the last few years, over twenty states have enacted legislation that specifically addresses the operation and marketing of discount medical programs like ours. The laws vary in scope. Some apply to discounts on all health care purchases. Some regulate only prescription discounts. Some exclude prescription discounts but regulate other services. The laws also vary in operation. Some contain only provisions that relate to the operation and marketing of discount medical plans and some require licensing and registration. Because this legislation or regulations are newly enacted or adopted, we do not know the scope and full effect on our operations, and there is a risk that compliance with such legislation and/or regulations could have material adverse affects on our operations and financial condition. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in the state. In addition, California views our discount medical plans as managed care and its Department of Managed Health Care has taken the position that we must seek and eventually obtain a license under the Knox-Keene Act. Compliance with these regulations on a state-by-state basis has been expensive and cumbersome.

Compliance with federal and state regulations is generally our responsibility. The medical discount plan industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current, as well as newly enacted or adopted, federal and state regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

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

Insurance Regulations.

Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. Although we are not an insurance company, the insurance companies from which we obtain our products and financial services are subject to various federal and state regulations applicable to their operations. These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations.

•	Similar to the insurance companies providing products and services offered by us, we are unable to accurately predict additional government regulations that may be enacted in the future affecting the insurance industry and the offered products and service or how existing or future regulations might be interpreted.

•	Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially affect the insurance products and services offered by us through independent insurance agencies and their agents and our operations, products or profitability.

•	We must rely on the insurance companies that provide the insurance products and financial services offered by Insuraco to carefully monitor state and federal legislative and regulatory activity as it affects their insurance products and services. The Company believes that the insurance products and financial services that we offer comply in all material respects with all applicable federal and state regulations.

•	We work closely with independent associations that provide discounts and other benefits to groups of consumers. Among the benefits afforded to the members of such associations are varying forms of insurance. Our ability to offer insurance products that we are authorized to distribute to these associations for inclusion in their benefit packages may be affected by governmental regulation or future interpretation of existing regulations that may increase the cost of regulatory compliance or affect the nature and scope of products that we may make available to such associations.

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

There is no assurance that:

•	the Federal Trade Commission will not question our advertising or other operations in the future,

•	a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations, or

•	future Federal Trade Commission regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk of claims by marketing representatives and their customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the Federal Trade Commission or state or local consumer affairs offices. These agencies may take action on their own initiatives against us for alleged advertising or product claim violations, or on a referral from independent marketing representatives, customers or others. Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining independent marketing representatives or consumer, refunds to an entire class of independent marketing representatives or customers, client refunds, or other damages, as well as changes in our method of doing business. A complaint based on the practice of one marketing representative, whether or not we authorized the practice, could result in an order affecting some or all of our marketing representatives in a particular state. Also, an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

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

As of December 31, 2006, we had marketing representatives in 43 states and the District of Columbia. We review the requirements of various states, as well as seek legal advice, regarding the structure and operation of our network marketing to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our network operations, nor are we relying on a formal opinion of counsel to that effect. We accordingly are subject to the risk that one or more of our network marketing organizations could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

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

Healthcare Regulation and Reform.  Government regulation and reform of the healthcare industry may also affect the manner in which Insuraco conducts its business in the future. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s health care system. The Gramm-Leach-Bliley Act mandated restrictions on the disclosure and safeguarding of our insureds’ financial information. The USA Patriot Act placed new federal compliance requirements relating to anti-money laundering, customer identification and information sharing.

In addition, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) requires certain guaranteed issuance and renewability of health insurance coverage for individuals and small employer groups and limits exclusions on pre-existing conditions. HIPAA has also mandated the adoption of extensive standards for the use and disclosure of health information. HIPAA also mandated the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry.

HIPAA’s Security standards became effective April 20, 2005 and further mandated that specific requirements be met relating to maintaining the confidentiality and integrity of electronic health information and protecting it from anticipated hazards or uses and disclosures that are not permitted.

Our re-pricing software systems are considered HIPAA compliant. We previously engaged a consulting firm to assist us in our efforts to continuously comply with all other HIPAA regulations. We believe that we are in compliance with these regulations. We plan to continually audit our compliance, and accordingly cannot give assurance that our costs of continuing to comply with HIPAA will not be material to us. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

In addition to federal regulation and reform, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information. As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive. The Company expects that this trend of increased legislation will continue. We are unable to predict what state reforms will be enacted or how they would affect our business.

E-Commerce Regulation.  The Company may be subject to additional federal and state statutes and regulations in connection with our product strategy, which includes Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet based commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution and quality of products, and services. To the extent that our products and services would be subject to these laws and regulations, the sale of our products and our business could be harmed.

Legislative Developments.  Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in health care policy could significantly affect our business. Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.

The Company is unable to evaluate new legislation that may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on the Company’s business, financial condition or results of operations; while others, if adopted, could potentially benefit the Company’s business.

Employees

As of December 31, 2006, we had 114 full-time employees in the following departments:

Number of
Department	Employees

Customer Services and Claims Administration	64
Executive and Administration	11
Information Services	9
Provider Relations	3
Finance and Accounting	7
Sales and Marketing	3
Data Entry	1
Quality Assurance	9
Utilization Review and Management	7

The total number of our employees after we completed the merger with ICM in January 2007 increased to 131. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees, or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages, and consider our employee relations to be good.

ITEM 1A.	RISK FACTORS

Our Risk Factors

The matters discussed below and elsewhere in this report should be considered when evaluating our business operations and strategies. Additionally, there may be risks and uncertainties that we are not aware of or that we currently deem immaterial, which may become material factors affecting our operations and business success. Many of the factors are not within our control. We provide no assurance that one or more of these factors will not:

•	adversely affect the market price of our common stock,

•	adversely affect our future operations,

•	adversely affect our business,

•	adversely affect our financial condition,

•	adversely affect our results of operations,

•	require significant reduction or discontinuance of our operations,

•	require us to seek a merger partner, or

•	require us to sell additional stock on terms that are highly dilutive to our shareholders.

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

•	discuss our future expectations,

•	contain projections of our future operating results or of our future financial condition, or

•	state other “forward-looking” information.

We believe it is important to discuss our expectations. However, it must be recognized that events may occur in the future over which we have no control and which we are not accurately able to predict. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

DURING 2006, 2005 AND 2004 WE HAVE INCURRED LOSSES FROM OPERATIONS IN THE CONSUMER PLAN DIVISION AND REGIONAL HEALTHCARE DIVISION AND THESE LOSSES MAY CONTINUE.

During 2006, 2005 and 2004 we incurred losses from continuing operations of $6,814,000, $13,229,000 and $1,657,000, respectively and net losses of $7,724,000, $13,371,000 and $1,956,000, respectively. As part of those operating losses and net losses, we incurred goodwill impairment charges of $6,866,000 including tax considerations of $426,000, $12,900,000 and $2,000,000 in 2006, 2005 and 2004, respectively. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for AAI and $2,800,000 for Capella, respectively. In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella. In 2004, we recorded a goodwill impairment charge of $2,000,000 related to Foresight, Inc. (“Foresight”). Before the goodwill impairment charges, income from continuing operations was $52,000 in 2006 and $343,000 in 2004 and a loss of $329,000 in 2005. The operating loss before goodwill impairment charges in 2005 was primarily attributable to the continuing costs associated with our Care Entréetm medical savings program. There is no assurance that losses from our Care Entréetm medical savings program will not continue or that our other operations will become or continue to be profitable in 2007 or thereafter.

OUR REVENUES IN THE CONSUMER PLAN DIVISION ARE LARGELY DEPENDENT ON THE INDEPENDENT MARKETING REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.

Our success and growth depend in large part upon our ability to attract, retain and motivate the network of independent marketing representatives who principally market our Care Entréetm medical savings program and the USA Healthcare Savings products that we are introducing in 2007. Our independent marketing representatives typically offer and sell the Care Entréetm program on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our Care Entréetm program. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our Care Entréetm program and operations.

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

Our revenues from sales of our independent marketing representatives have declined and continue to decline. As a result, we have become more dependent on sales made by private label resellers to whom we sell our discount medical programs. If sales made by our independent marketing representatives continue to decline or if our efforts to increase sales through private label resellers succeed, we may become more dependent on sales made by our private label resellers. Because a large number of these sales may be made by a few resellers, our revenues and operating results may be adversely affected by the loss of our relationship with any of those private label resellers.

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

Private Healthcare Systems (“PHCS”), a division of MultiPlan, Inc., is the preferred provider organization through which most of our members obtain savings on medical services through our Care Entrée program. The loss of PHCS as a preferred provider organization or a disruption of our members’ access to PHCS could affect our ability to retain our members and could, therefore, adversely affect our business. While we currently enjoy a good relationship with PHCS and MultiPlan, there are no assurances that we will continue to have a good relationship with them in the future, or that MultiPlan, having recently acquired PHCS, may choose to change its business strategy in a way that adversely affects us by either limiting or terminating our members’ access to the PHCS network or by entering into agreements with our competitors to provide their members access to PHCS.

WE FACE COMPETITION FOR MARKETING REPRESENTATIVES AS WELL AS COMPETITIVE OFFERINGS OF HEALTHCARE PRODUCTS AND SERVICES.

Within the healthcare savings membership industry competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of such products and services through other channels of distribution. Some of our private label resellers have chosen to sell a product that is competitive to ours in order to maintain multiple sources for their products. Others may also choose to sell competing products. Furthermore, marketing representatives have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

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

GOVERNMENT REGULATION MAY ADVERSELY AFFECT OR LIMIT OUR OPERATIONS.

Most of the discount medical programs that we offer through our Consumer Plan Division are sold without the need for an insurance license by any federal, state or local regulatory licensing agency or commission. In comparison, companies that provide insurance benefits and operate healthcare management organizations and preferred provider organizations are regulated by state licensing agencies and commissions. These regulations extensively cover operations, including scope of benefits, rate formula, delivery systems, utilization review procedures, quality assurance, enrollment requirements, claim payments, marketing and advertising. Several states have enacted laws and regulations overseeing discount medical plans. We do not know the full extent of these regulations and additional states may also impose regulation. Our need to comply with these regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material effect on our financial position.

Government regulation of health and life insurance, annuities and healthcare coverage and health plans is a changing area of law and varies from state to state. Although we are not an insurance company, the insurance companies from which we obtain our products and financial services are subject to various federal and state regulations applicable to their operations. These insurance companies must comply with constantly evolving regulations and make changes occasionally to services, products, structure or operations in accordance with the requirements of those regulations. We may also be limited in how we market and distribute our products and financial services as a result of these laws and regulations.

WE HAVE A FIDUCIARY RESPONSIBILITY TO OUR MEMBERS THROUGH OUR TOTAL CARE AND ESSENTIAL CARE PROGRAM OFFERINGS. IN THIS CAPACITY, WE COULD BE LIABLE FOR THE LOSS OF MEMBERS’ FUNDS DEPOSITED WITH US IN PERSONAL MEDICAL ACCOUNTS.

In the fourth quarter of 2002, we initiated a medical savings program through our Total Care and Essential Care programs that were processed through our subsidiary, Foresight, and are now processed through our subsidiary, Access Administrators, Inc., as a third-party administrator. Under this medical savings program, funds collected from members are held in Personal Medical Accounts for the benefit of the member as a source of payment for healthcare services obtained through our Total Care and Essential Care programs. Under the medical savings program we have a fiduciary responsibility to our members for the funds held for their benefit much like a trustee. In the unforeseen event of a loss of these funds while being held by us or our failure to implement and maintain adequate internal controls, we will be responsible and liable to the affected members for any such loss, including any consequential damages suffered by the members, which liability could be substantial. We have terminated this program and the amounts held in our members’ Personal Medical Accounts has been returned to the individual account holders. Nevertheless, our risk for the funds that had been held in those accounts remains with regard to previously completed transactions.

AS A RESULT OF THE INTRODUCTION OF PERSONAL MEDICAL ACCOUNTS, OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS MAY CONTINUE TO BE ADVERSELY IMPACTED BY A DECREASE IN THE NUMBER OF HEALTHCARE SAVINGS PROGRAM MEMBERSHIPS THAT WE CAN SELL AND MAINTAIN.

While we believe that the introduction of our Personal Medical Accounts (“PMAs”) was an important product evolution, the initial impact of this introduction has negatively affected our business. This impact is the result of additional difficulties in selling and maintaining memberships in our program because of the added complexity. Although we have terminated our PMA program, there is no assurance that we will be able to overcome these difficulties, and we may not be able to increase the number of memberships that are sold and maintained. As a result, our financial position and results of operations may be negatively affected.

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

The compensation structure of a network marketing organization is very complex. Compliance with all of the applicable regulations and laws is uncertain because of:

•	the evolving interpretations of existing laws and regulations, and

•	the enactment of new laws and regulations pertaining in general to network marketing organizations and product and service distribution.

Accordingly, there is the risk that our network marketing system could be found to not comply with applicable laws and regulations that could:

•	result in enforcement action and imposition of penalty,

•	require modification of the marketing representative network system,

•	result in negative publicity, or

•	have a negative effect on distributor morale and loyalty.

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

In April 2003 privacy regulations promulgated by The Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Healthcare plans, providers and claims administrators are required to conform their electronic and data processing systems to HIPAA electronic transaction requirements. While we believe we are currently compliant with these regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal and civil sanctions.

DISRUPTIONS IN OUR OPERATIONS DUE TO IMPLEMENTATION OF OUR MANAGEMENT INFORMATION SYSTEM MAY OCCUR AND COULD ADVERSELY AFFECT OUR CLIENT RELATIONSHIPS.

We recently transitioned to our new management information system. This is a proprietary system and we do not rely on any third party for its support and maintenance. There is no assurance that we will be able to continue operating without experiencing any disruptions in our operations or that our relationships with our members, marketing representatives or providers will not be adversely affected or that our internal controls will not be adversely affected.

WE HAVE MANY COMPETITORS AND MAY NOT BE ABLE TO COMPETE EFFECTIVELY WHICH MAY LEAD TO A LACK OF REVENUES AND DISCONTINUANCE OF OUR OPERATIONS.

We compete with numerous well-established companies that design and implement membership programs and other healthcare programs. Some of our competitors may be companies that have programs that are functionally similar or superior to our programs. Most of our competitors possess substantially greater financial, marketing, personnel and other resources than us. They may also have established reputations relating to their programs.

Due to competitive market forces, we may experience price reductions, reduced gross margins and loss of market share in the future, any of which would result in decreases in sales and revenues. These decreases in revenues would adversely affect our business and results of operations and could lead to discontinuance of operations. There can be no assurance that:

•	we will be able to compete successfully;

•	our competitors will not develop programs that render our programs less marketable or even obsolete; or

•	we will be able to successfully enhance our programs when necessary.

THE GOODWILL ACQUIRED PURSUANT TO OUR ACQUISITIONS OF THE CAPELLA GROUP AND AAI MAY BECOME FURTHER IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE THAT MAY BE SUBSTANTIAL.

In connection with our acquisitions of The Capella Group and AAI, we recorded goodwill that had an aggregate asset value of $7,466,000 at December 31, 2006. This carrying value has been reduced through impairment charges of $6,866,000 including tax considerations of $426,000 in 2006, $12,900,000 in 2005, and $2,000,000 in 2004. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

OUR SUBSIDIARY, AAI, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

AAI provides full service third-party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. Their primary market is governmental entities in the metropolitan area of El Paso, Texas, including cities and school districts. There is a limited number of these types of entities within that metropolitan area. During 2006 we incurred a $4,066,000 goodwill impairment charge including tax considerations of $426,000 as a result of the reduction in the number of lives covered under plans we administer. There is no assurance that AAI will obtain renewal or extension of those contracts in 2007. The loss of any of these contractual relationships will adversely affect on our operating results and the loss of more than one of these contractual relationships could have a material adverse effect on our financial condition.

WE MAY FIND IT DIFFICULT TO INTEGRATE ICM’S BUSINESS AND OPERATIONS WITH OUR BUSINESS AND OPERATIONS.

Although we believe that ICM’s marketing and distribution of insurance products and financial services will complement and fit well with our business and the need for marketing of our healthcare savings programs and third-party claims administration services, ICM’s business is new to us. Our unfamiliarity with this business may make it more difficult to integrate ICM’s operations with ours. We will not achieve the anticipated benefits of the merger-acquisition unless we successfully integrate the operations of ICM and its subsidiaries. There can be no assurance that this will occur.

WE ARE DEPENDENT ON THIRD PARTY SERVICE PROVIDERS AND THE FAILURE OF SUCH SERVICE PROVIDERS TO ADEQUATELY PROVIDE SERVICES TO US COULD AFFECT OUR FINANCIAL RESULTS BECAUSE SUCH FAILURE COULD AFFECT OUR RELATIONSHIP WITH OUR CUSTOMERS.

As a cost efficiency measure, we have entered into agreements with third parties for their provision of services to us in exchange for a monthly fee normally calculated on a per member basis. These services include the enrollment of members through different media, operation of a member-services call center, claims administration, billing and collection services, and the production and distribution of fulfillment member marketing materials. One of these is our agreement with Lifeguard Emergency Travel, Inc. (“Lifeguard”) for the provision of these services to many of our members and prospective members. As a result of these outsourcing agreements, we may lose direct control over these key functions and operations. The failure by Lifeguard or any of our other third party service providers to perform the services to the same or similar level of quality that we could provide could adversely affect our relationships with our members, customers, marketing representatives and our ability to retain and attract members, customers, marketing representatives and, accordingly, have a material adverse effect on our financial condition and results of operations.

THE AVAILABILITY OF OUR INSURANCE PRODUCTS AND FINANCIAL SERVICES ARE DEPENDENT ON OUR STRATEGIC RELATIONSHIPS WITH VARIOUS INSURANCE COMPANIES AND THE UNAVAILABILITY OF THOSE PRODUCTS AND SERVICES FOR ANY REASON MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.

We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. Of the eight insurance companies with whom ICM and its subsidiaries had strategic relationships prior to our acquisition, more than 95% of 2006 and 2005 revenue of ICM and its subsidiaries was attributable to the insurance products and financial services offered by five of the companies. Thus, we are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our channels.

Development and maintenance of relationships with the insurance companies may in part be based on professional relationships and the reputation of our management and marketing personnel. Consequently, the relationships with insurance companies may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships. Our success and growth depend in large part upon our ability to establish and maintain these strategic relationships, contractual or otherwise, with various insurance companies to provide their products and services, including those insurance products and financial services that may be developed in the future. The loss or termination of these strategic relationships could adversely affect our revenues and operating results. Furthermore, the loss or termination may also impair our ability to maintain and attract new insurance agencies and their agents to distribute the insurance products and services that we offer.

WE ARE DEPENDENT UPON INDEPENDENT INSURANCE AGENCIES AND THEIR AGENTS TO OFFER AND SELL OUR INSURANCE PRODUCTS AND FINANCIAL SERVICES.

We are principally dependent upon independent insurance agencies and their agents to offer and sell the insurance products and financial services that we offer and distribute. These insurance agencies and their agents may offer and distribute insurance products and financial services that are competitive with ours. These independent agencies and their agents may give higher priority and greater incentives (financial or otherwise) to other insurance products or financial services, reducing their efforts devoted to marketing and distribution of the insurance products and financial services that we offer. Also, our ability to attract and retain independent insurance agencies could be negatively affected by adverse publicity relating to our products and services or our operations.

Furthermore, of the approximately 5,000 independent agents with whom ICM and its subsidiaries had active distribution and marketing relationships prior to our acquisition, more than 80% of the revenues of ICM and its subsidiaries was attributable to the product sales and financial services through approximately 1,000 independent insurance agents. These agents report through approximately 20 independent general agencies. Thus, we are dependent on a small number of independent insurance agencies for a very significant percentage of our total insurance products and financial services revenue.

Development and maintenance of the relationships with independent insurance agencies and their agents may in part be based on professional relationships and the reputation of our management and marketing personnel. Consequently, these relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships. The loss of a significant number of the independent insurance agencies (and their agents), as well as the loss of a key agency or its agents, for any reason, could adversely affect our revenue and operating results, or could impair our ability to establish new relationships or continue strategic relationships with independent insurance agencies and their agents.

WE FACE INTENSE COMPETITION IN THE MARKET PLACE FOR OUR PRODUCTS AND SERVICES AS WELL AS COMPETITION FOR INSURANCE AGENCIES AND THEIR AGENTS FOR THE MARKETING OF THE PRODUCTS AND SERVICES OFFERED.

Instead of utilizing captive or wholly-owned insurance agencies for the offer and sale of its products and services, we utilize independent insurance agencies and their agents as the principal marketing and distribution channel. Competition for independent insurance agencies and their agents is intense. Also, competition from products and services similar to or directly in competition with the products and services that we offer is intense, including those products and services offered and sold through the same channels utilized for distribution of our insurance products and financial services. Under arrangements with the independent insurance agencies, the agencies and their agents may offer and sell a variety of insurance products and financial services, including those that compete with the insurance products and financial services that we offer.

Thus, our business operations compete in two channels of competition. First, we compete based upon the insurance products and financial services offered. This competition includes products and services of insurance companies that compete with the products and services of the insurance companies that we offered and sell. Second, we compete with all types of marketing and distribution companies throughout the U.S. for independent insurance agencies and their agents. Many of our competitors have substantially larger bases of insurance companies providing products and services, and longer-term established relationships with independent insurance agencies and agents for the sale and distribution of products and services, as well as greater financial and other resources.

There is no assurance that our competitors will not provide insurance products and financial services comparable or superior to those products and services that we offer at lower costs or prices, greater sales incentives (financial or otherwise) or adapt more quickly to evolving insurance industry trends or changing industry requirements. Increased competition may result in reduced margins on product sales and services, less than anticipated sales or reduced sales, and loss of market share, any of which could materially adversely affect our business and results of operations. There can be no assurance that we will be able to compete effectively against current and future competitors.

WE ARE HIGHLY DEPENDENT ON PETER W. NAUERT AND THE LOSS OF HIS SERVICES WOULD HAVE A SUBSTANTIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL RESULTS.

We are highly dependent upon Peter W. Nauert. Mr. Nauert’s management skills, reputation and contacts within the insurance industry, including insurance companies and insurance agencies and their agents, are key elements of our business plans. The loss of the services of Mr. Nauert would adversely affect the anticipated growth and success we expect to obtain following completion of our merger with ICM.

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

ITEM 2.	PROPERTIES

Our corporate offices, operations, and insurance agency are located in 17,612 square feet at 4929 Royal Lane, Suite 200, Irving, Texas 75063. The offices are occupied under a lease agreement with an unaffiliated third party that expires November 15, 2011. We lease an additional 2,471 square feet for storage from the same unaffiliated third party under a separate lease that expires January 2, 2010.

AAI occupies 16,780 square feet at 7430 Remcon Circle, Building C, El Paso, Texas, 79912. These offices are occupied under a lease agreement with a unaffiliated third party that expires May 31, 2011. This property was owned by an affiliated party through January 2007. The rates in this lease were compared to market rates prior to its execution to ensure that the terms of the lease were consistent with an impartial, arms-length arrangement. Total payments of $169,000 were paid to the affiliated party under this agreement in 2006.

We consider our leased office space to be adequate for our needs. In the event we are required to relocate our office upon termination of the existing leases, we believe other office space is available on comparable lease terms.

The following table presents our commitment under these leases.

		Less than			More than
Dollars in Thousands	Total	1 Year	1-3 Years	3-5 Years	5 Years

Total operating leases on real property, net of sublease income	$2,104	$402	$924	$778	$—

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, the Company may become involved in litigation or in settlement proceedings relating to claims arising out of the Company’s operations. Except as described below, the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Kirk, et al v Precis, Inc. and David May.  On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of the Company’s common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of the Company’s common stock for $9.37 per share. David May was our Secretary and Vice President and General Counsel through January 5, 2004.

The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of the Company’s common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

On July 13, 2005, the court entered a judgment in the Company’s favor, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The trial court’s judgment was affirmed by the Court of Appeals for the Second Judicial District of Texas. The plaintiffs may appeal the appellate court’s decision to the Texas Supreme Court. While the Company cannot offer any assurance as to the outcome of the appeal, the Company believes that there exists no basis on which the judgment in the Company’s favor will be overturned.

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

The Zermeno plaintiffs are former members of the Care Entréetm discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of our Care Entréetm program violates Health and Safety Code §445 (“Section 445”) that governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. Seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).

The Company fully settled all the claims brought by the California Foundation for Business Ethics, Inc. With the Zermeno plaintiffs, the Company settled the causes of action related to Civil Code §§ 1812.100. The claim under Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788. A negative result in this case would have a material affect on the Company’s financial condition and would limit the Company’s ability (and that of other healthcare discount programs) to do business in California.

Management believes that the Company have complied with all applicable statutes in the state of California and regulations. Although management believes the Plaintiffs’ claims are without merit, the Company cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v The Capella Group, Inc. et al.  The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée, and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health is a third party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entrée, directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all other states. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.

Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc.(“AAI”)  In June 2004 the Company acquired AAI and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on the Company’s Board of Directors until his March 2006 resignation. Frank Apodaca, the President and C.E.O. of AAI served as Chief Administrative Officer for NCED. He also served on the Board of Directors of NCED until his resignation in March 2006. Until July 2006, his employment agreement with the Company allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of the Company’s greater than 10% shareholders as a result of shares it received from the Company’s acquisition of AAI. The 16,780 square feet of office space we lease for our AAI operation in El Paso as described in Item 2 was owned by NCED through January 2007. The rates in this lease were compared to market rates prior to its execution to ensure that the terms of the lease were consistent with an impartial, arms-length arrangement. Total payments of $169,000 were paid to NCED under this agreement in 2006. AAI also earned revenue from NCED of $729,000 and $684,000 in 2005 and 2006, respectively.

NCED provides services to the United States government under various contracts that were awarded to NCED under a federal program that encouraged the use of facilities whose work force is composed of 75% or more disabled workers. In 2006, investigations into NCED revealed that it may not have employed a sufficient number of disabled workers to meet the program’s requirements. Although the Company believes that AAI was not involved in the contracting for NCED’s federal contracts and was not involved in NCED’s operations either before or after the Company’s acquisition of AAI, the investigation of NCED may lead to allegations that either AAI or Mr. Apodaca were involved in inappropriate or illegal activities. The investigation of NCED may also lead to other investigations of AAI’ contracting processes and operations. There are currently no legal actions related to this matter pending against AAI or Mr. Apodaca. Because of these investigations and any related allegations or charges and the associated unfavorable publicity, AAI may lose its local government clients. The loss of these clients and the resulting loss of revenue could have a material adverse effect on the Company’s financial condition and result of operations.

States General Life Insurance Company.  In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v States General Life Insurance Company, Cause No. GV-500484, in the 126th District Court of Travis County, Texas.) Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Chief Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. The Company, its subsidiaries and Messrs. Nauert and Smith intend to exercise their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. Access Plans has been named as a defendant in this action as a successor-in-interest to ICM. We can not make any assurance of the outcome of this matter. An adverse ruling in these cases would have a material adverse effect on our financial position and operations. In connection with our merger-acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and us against any losses resulting from this matter.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on December 29, 2006. At this meeting, we asked our shareholders to vote on the election of our Board of Directors and on the ratification of the engagement of our independent registered public accounting firm. Of the 13,512,763 shares of our Common Stock outstanding as of the record date for the meeting, 7,765,880 were represented and voted at the meeting. At the meeting, the following directors were elected: Kent H. Webb, M.D., Nicholas J. Zaffiris, J. French Hill, Kenneth S. George and Russell

Cleveland. Eugene Becker had previously announced that he would not stand for-election to the Board of Directors and his term, therefore, expired upon the election of directors. The only other matter voted upon at the meeting was the ratification of the engagement of Hein & Associates LLP to audit of our financial results for year ended December 31, 2006

The vote results were as follows:

	Votes
Item	For	Against	Abstained	Total

Ratification of Hein & Associates LLP	7,742,350	23,100	430	7,765,880
Election of Kent H. Webb as director	7,599,267	163,769	2,844	7,765,880
Election of Nicholas J. Zaffiris as director	7,177,579	585,457	2,844	7,765,880
Election of J. French Hill as director	7,697,450	65,400	3,030	7,765,880
Election of Kenneth S. George as director	7,694,086	68,950	2,844	7,765,880
Election of Russell Cleveland as director	7,620,002	143,034	2,844	7,765,880

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market and is quoted on the Nasdaq Capital Market System under the symbol AUSA (formerly PCIS). Prior to February 9, 2000, there was no public trading market for our common stock. The closing sale prices reflect inter-dealer prices without adjustment for retail markups, markdowns or commissions, and may not reflect actual transactions. The following table sets forth the high and low closing sale prices of our common stock during the calendar quarters presented, as reported by the Nasdaq Capital Market System.

For more information on us, please refer to our website at www.accessplansusa.com.

	Closing Sale
	Price
	Common Stock
Quarter Ended	High	Low

March 31, 2005	$2.72	$1.69
June 30, 2005	$1.94	$0.78
September 30, 2005	$1.51	$1.01
December 31, 2005	$1.97	$1.54
March 31, 2006	$1.67	$1.25
June 30, 2006	$1.69	$1.12
September 30, 2006	$2.46	$1.58
December 31, 2006	$2.01	$1.34

On March 30, 2007, the closing sale price of the common stock as quoted on the Nasdaq Capital Market was $2.35. On March 30, 2007, there were approximately 255 record holders of our common stock.

The market price of our common stock is subject to significant fluctuations in response to, and may be adversely affected by:

•	variations in quarterly operating results,

•	changes in earnings estimates by analysts,

•	adverse earnings or other financial announcements of our customers or clients,

•	announcements and introductions of product or service innovations or new contracts by us or our competitors, and

•	general stock market conditions.

In order to continue inclusion of our common stock on the Nasdaq Capital Market the minimum listing requirements must be met. If we fail to meet the minimum requirements, our common stock will be de-listed by Nasdaq and will become tradable on the over-the-counter market, which will adversely affect the sale price of our common stock. In this event, our common stock will then be traded in the over-the-counter market and may become subject to the “penny stock” trading rules.

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

Consequently, the market price of our common stock will be adversely affected if our common stock ceases to be included on the Nasdaq Capital Market.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

The following table sets forth as of December 31, 2006, information related to each category of equity compensation plan approved or not approved by our stockholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our stockholders are our 1999 Stock Option Plan, our 2002 Stock Option Plan and our 2002 IMR Stock Option Plan. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

	Options and Warrants		Number of Securities
	Number of		Remaining Available
	Shares	Weighted Average	for Future Issuance
	Underlying	Exercise Price of	Under Equity
Plan Category	Unexercised	Outstanding	Compensation Plans(1)

Equity compensation plans approved by our stockholders:
2002 Non employee stock option plan	475,000	$1.99	—
2002 IMR stock option plan	116,354	4.66	—
1999 stock option plan	836,000	1.99	579,294

	1,427,354	2.21	579,294

(1)	The number of shares of our common stock remaining available for issuance under equity compensation plans is after excluding the number of securities issuable upon exercise of outstanding options and warrants

Unregistered Securities Sold During Preceding Three Years

Access HealthSource, Inc (AAI).  We acquired AAI in June 2004. The purchase price was in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of AAI for a 2004, 2005 and

2006. The total purchase price is $8,244,000 of which $3,632,000 was paid by issuance and delivery of 2,145,483 shares of our common stock to Ready One Industries (formerly NCED). In connection with our merger-acquisition of AAI, no sales commissions or other remuneration were paid and the common stock shares were issued pursuant to Sections 3(b) and 4(6) of the Securities Act of 1933, as amended (the “Securities Act”)

Insurance Capital Management USA Inc.  On January 30, 2007, we completed our merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of our common stock based on the adjusted earning before income tax, depreciation and amortization (“EBITDA”) of ICM and its acquired subsidiaries. On the closing date, the ICM shareholders received a total of 4,498,529 of our shares. ICM shareholders may receive up to an additional 2,257,853 common stock shares of the Company if the acquired ICM companies achieve adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on or before December 31, 2007. Based on a preliminary review of adjusted EBITDA for the acquired ICM companies for the year ended in December 2006, approximately 2,111,400 shares will be issued to ICM shareholders during the second quarter of 2007. In connection with our merger-acquisition of ICM no sales commissions or other remuneration were paid and the common stock shares were issued pursuant to Sections 3(b) and 4(6) of the Securities Act.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and cash flow data presented below for each of the three years ended on December 31, 2006, 2005 and 2004 and the balance sheet data as of December 31, 2006 and 2005 have been derived from our consolidated financial statements included elsewhere in this report.

Dollars in Thousands	2006	2005	2004	2003	2002

Service revenues	$21,974	$30,028	$37,413	$40,224	$40,455
Operating expenses:
Cost of operations	10,514	13,138	15,826	12,043	10,208
Sales and marketing	5,463	7,486	11,358	15,212	16,702
General and administrative	6,776	9,769	10,385	6,014	5,694
Impairment charge for goodwill	6,440	12,900	2,000	—	—
Total operating expenses	29,193	43,293	39,569	33,269	32,604

Operating (loss) income	(7,219)	(13,265)	(2,156)	6,955	7,851

Other expense:
Interest income (expense), net	355	159	(57)	(153)	(67)
Net (loss) income before taxes	(6,864)	(13,106)	(2,213)	6,802	7,784
Provision for income taxes (benefit) expense	(50)	123	(556)	2,524	2,662

(Loss) income from continuing operations	(6,814)	(13,229)	(1,657)	4,278	5,122
Gain on sale of operations, net of taxes	—	300	—	—	—
(Loss) earnings from discontinued operations, net of taxes	(910)	(442)	(299)	(189)	356

Net (loss) earnings	(7,724)	(13,371)	(1,956)	4,089	5,478
Preferred stock dividend					14

Net (loss) earnings applicable to common stockholders	$(7,724)	$(13,371)	$(1,956)	$4,089	$5,464

(Loss) earnings per share:
Basic
Continuing operations	$(0.51)	$(1.06)	$(0.14)	$0.36	$0.43

Discontinued operations	$(0.07)	$(0.01)	$(0.03)	$(0.01)	$0.03

Diluted
Continuing operations	$(0.51)	$(1.06)	$(0.14)	$0.36	$0.43

Discontinued operations	$(0.07)	$(0.01)	$(0.03)	$(0.01)	$0.03

Weighted average number of common shares outstanding
Basic	13,486,562	12,432,591	11,921,946	11,848,789	11,790,650

Diluted	13,486,562	12,432,591	11,921,946	11,924,214	11,996,222

Dollars in Thousands	2006	2005	2004	2003	2002

Cash Flows Data:
Net cash provided by operating activities	$725	$514	$1,759	$7,819	$3,989
Net cash used in investing activities	$(3,263)	$(1,822)	$(2,595)	$(945)	$(920)
Net cash used in financing activities	$(241)	$(964)	$(1,969)	$(1,398)	$(1,213)

	December 31,
Dollars in Thousands	2006	2005

Balance Sheet Data:
Cash and cash equivalents	$3,232	$6,011
Unrestricted short-term investments	200	—
Restricted short-term investments	1,420	250
Current assets	6,876	14,954
Working capital	3,996	4,692
Total assets	16,320	30,864
Current liabilities	2,880	10,262
Total liabilities	2,928	10,500
Stockholder’s equity	13,392	20,364

(1)	We acquired AAI in 2004 for a purchase price of $8,244,000. The total includes cash payments of $4,232,000 and distribution of 2,145,483 shares with a value of $3,632,000 paid to the seller and acquisition costs of $380,000 through December 31, 2006.

(2)	Certain reclassifications have been made to prior period financial information to conform to the current presentation of the financial information.

(3)	For the years ended December 31, 2006, 2005, and 2004 outstanding stock options on 43,575, 25,375, and 54,864 shares, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Consumer Healthcare Savings.  We offer savings on healthcare services throughout the United States to persons who are uninsured and under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entrée.tm We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain the same savings for the Care Entréetm program members. However, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.

Our Independent Marketing Representatives (“IMRs”) may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of that members’ enrollment. Independent marketing representatives can also recruit other representatives and earn override commissions on sales made by those recruited representatives. In the month of membership sales, no override commissions are paid to the representative’s upline. The total regular or ongoing commissions payout, including overrides on monthly membership sales after the enrollment month and our contribution to the bonus pools, is up to 60% of qualified membership sales.

We also design healthcare membership programs for employer groups and third party marketers. Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing. We believe that our clients, their members and the vendors of the products and services offered through the programs, all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies or inbound direct marketing to target the profiled needs of the clients’ particular member base. Our memberships sold by third-party organizations are generally marketed using the third-party’s name or brand or under our wholesale brand “For Your Good Health.” We refer to these programs and membership sales as wholesale programs or private label programs. While the services offered to consumers by these private label programs are generally similar to the services we offer through Care Entréetm, each of the private label programs can bundle our services to fit the needs of their consumers. For instance, some of our private label programs do not offer a self-funded escrow program to their members.

Employer and Group Healthcare Services.  For governments and other large, self-funded employers seeking to reduce their costs of provided employee healthcare benefits, we offer a more streamlined version of our healthcare products and programs. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized. Through AAI, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self fund their employee healthcare benefits. With the services of AAI, we offer a more complete suite of healthcare services. We are able to provide individuals and employee groups access to preferred provider networks, medical savings accounts and full third party administration capabilities to adjudicate and pay medical claims. AAI’s primary area of expertise is in the public sector market.

Financial Services (Discontinued).  Until December 2006, we reported the financial results of our wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) and Care 125 in this segment. Care Financial offered high deductible and scheduled benefit insurance policies and Care 125 offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial’s results of operations for 2006 were immaterial and are now included in the Corporate and Other segment.

Rental Purchase And Club Membership Programs (Discontinued).  Until December 2005, through Foresight, we designed club membership programs for rental-purchase companies, financial organizations, employer groups, retailers and association-based organizations. Memberships in these programs were offered and sold as part of a point-of-sale transaction or by direct marketing through direct mail or as inserts. Program members are offered and provided our third-party vendors’ products and services. The products and services were bundled, priced and marketed to target the profiled needs of the clients’ particular customer base. Most of our club membership programs were sold by third-party organizations, generally in connection with a point-of-sale transaction. We referred to these programs and membership sales as wholesale programs. In December 2005, we sold substantially all of the assets of this subsidiary and discontinued its operations.

Operational Review

The year ended December 31, 2006 was another year of significant challenge. We implemented member escrow accounts during the fourth quarter of 2002 in response to the market changes in the healthcare savings industry, and on October 1, 2003, we expanded the escrow requirements to all programs offering access to medical doctors and physicians. As a result of this change, we required all of our members (other than those whose memberships are sold by our private label partners) to fund and maintain Personal Medical Accounts (“PMAs”) to provide the healthcare providers with a form of payment assurance prior to receipt of healthcare services. As of December 2006, we discontinued these PMAs and returned the funds held in escrow to the appropriate members.

Our healthcare membership base was approximately 32,000 members as of December 31, 2006, as compared to 38,000 members as of December 31, 2005 and 57,000 members as of December 31, 2004, a decrease of approximately 6,000 members or 15.8% during 2006. The reduction in our healthcare membership base resulted from declining market share in the healthcare savings market, due in part to the implementation of the required PMAs, as well as provider acceptance issues in some markets. Also, our independent marketing representative base experienced a significant reduction in 2003 through 2006.

We believe that the PMA requirements implemented in late 2002 negatively impacted our membership base and consequently our revenues and net earnings in 2006, 2005 and 2004. These accounts were implemented to help provide assurance of payment to the healthcare providers and accordingly, their continued willingness to provide healthcare services to our members. This strategic move was thought to be necessary as many healthcare providers throughout the United States were reluctant to accept a “health discount” card. In order to address the issues of assurance of payment to the providers and acceptance of the discount cards by those providers, we have recently implemented enhanced levels of customer advocacy in lieu of PMAs. For healthcare cases that are anticipated to cost a significant amount, we assign a personal negotiator who will review our member’s financial situation and explain cost savings options that they may want to discuss with their physician. Depending on their financial resources, our negotiator may pursue a variety of options with the hospital or other healthcare facility to make payment arrangements upfront including helping the member apply for financial assistance or negotiating a reduced down payment or discounted fee.

We have also developed a line of affordable insurance products that are sometimes referred to as “scheduled benefit,” “limited benefit” or “defined benefit” products. These products may be less expensive than traditional comprehensive healthcare insurance and usually do not require the member to undergo any medical underwriting. As such, they are available to all individuals, regardless of health condition. The products usually operate on an indemnity basis, reimbursing the member for certain of his or her incurred costs. Sometimes, the products allow the benefit to be assigned directly to the provider, eliminating the need for the member to pay the provider directly and then seek reimbursement. These products pay a defined amount for services. For instance, a member could choose a program entitling him or her to a benefit payment of $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days. The sale of some of these programs requires an insurance license. In this case, we will sell the products only through our representatives that hold the appropriate license. Some of these programs, however, will be offered at no cost to the member as part of the member’s enrollment in an association. In this case, the sale of the membership does not require a license in most states. We commenced sales of these new products in the first quarter of 2006. While it is too early to assess the market acceptance of these new products, it is hoped that they and our enhanced customer advocacy will address the issues of assurance of payment to the providers and acceptance of the discount cards by those providers more successfully than the escrow or PMA products.

Our operating results benefited from the acquisition of AAI in June of 2004. In 2006, AAI experienced current and projected reductions in earnings due largely to a decline in the number of lives covered under plans that are administered by AAI and recorded a $4,066,000 impairment to goodwill including tax considerations of $426,000. Excluding this charge, AAI contributed revenues of $7,409,000 and net earnings (after taxes) of $1,237,000 in 2006. In 2005, AAI contributed revenues of $8,288,000 and net earnings (after taxes) of $1,609,000. While included in operations for only slightly more than six months during 2004, AAI contributed $3,670,000 or 10% to our 2004 revenue and $299,000 of net earnings (after taxes) to partially offset our other losses.

In 2005, we introduced “Vergance,” a new network marketing distribution channel as a division of the Company. Vergance offered wellness products, including nutraceuticals under the retail name “Natrience,” and discounted healthcare services under the retail name “QuickCare.” Vergance was discontinued in the second quarter of 2006.

Critical Accounting Policies

Revenue Recognition.  Revenue recognition varies based on source.

Healthcare Membership Revenues.  We recognize our Care Entréetm program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, our private label partners bill their members for the membership fees and our portion of the membership fees is periodically remitted to us. During the time from the billing of these private-label membership fees and the remittance to us, we record a receivable from the private label partners and record an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.

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

AAI Third Party Administration.  AAI’s principal sources of revenues include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.

Commission Expense.  Commissions are paid to our independent marketing representatives in the month following the month in which a member has enrolled in or renewed our Care Entréetm program. Commissions are only paid in the following month when we have received the related monthly membership fees. We do not pay advanced commissions on membership sales. Commissions are based on established commission schedules and are determined and accrued based upon the recognition of the related healthcare membership revenue, as described above.

Acquisitions.  In 2004, we acquired AAI for an ultimate purchase price of $8,244,000 (after contingent consideration) that included $7,764,000 of goodwill, $274,000 of working capital and $206,000 of fixed assets. In 2006, AAI recorded a $4,066,000 impairment to goodwill including tax considerations of $426,000 that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administers.

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

Intangible Asset Valuation.  Our intangible assets consisted primarily of $7,466,000 of goodwill as of December 31, 2006. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. In 2006, AAI recorded a $4,066,000 impairment to goodwill including tax considerations of $426,000 that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered and Capella recorded a charge of $2,800,000 due to the continuing decline in members and revenues. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter. In 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight.

Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. We retained and engaged an independent valuation consultant to estimate fair values of AAI and Capella using discounted cash flow projections and other valuation methodologies in evaluating and measuring a potential goodwill impairment charges. Based upon management’s cash flow projections and the consultant’s independent valuation, we recorded a goodwill impairment related to AAI and Capella in 2006 and Capella in 2005, as previously discussed. To the extent that, in the future, our estimates change or our stock price decreases, further goodwill write-downs may occur. Those assessments of the carrying value of goodwill were each reviewed and approved by our Audit Committee of our Board of Directors.

Income Taxes.  Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During 2006, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and increased the allowance by $339,000 from $116,000 to $455,000 against the carrying amount of the deferred tax assets because in our opinion it is more probable than not that some of those assets will not be realized.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Results of Operations

Consumer Healthcare Savings.  The operating results for our Consumer Healthcare Savings segment were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent		Dollar	Percent
	2006	Change	Change	2005	Change	Change	2004

Revenues	$14,483	$(6,677)	(31.6)%	$21,160	$(11,465)	(35.1)%	$32,625
Operating expenses:
Cost of operations	5,581	(2,254)	(28.8)%	7,835	(5,315)	(40.4)%	13,150
Sales and marketing	4,775	(1,701)	(26.3)%	6,476	(4,098)	(38.8)%	10,574
General and administrative	4,381	(1,936)	(30.6)%	6,317	(1,389)	(18.0)%	7,706

Total operating expenses	14,737	(5,891)	(28.6)%	20,628	(10,802)	(34.4)%	31,430

Operating income	$(254)	$(786)	(147.7)%	$532	$(663)	(55.5)%	$1,195

Percent of Revenue:
Revenues	100%			100%			100%
Operating expenses:
Cost of operations	38.5%			37.0%			40.3%
Sales and marketing	33.0%			30.6%			32.4%
General and administrative	30.2%			29.9%			23.6%
Total operating expenses	101.8%			97.5%			96.3%

Operating income	(1.8)%			2.5%			3.7%

Service Revenues.  Our Consumer Healthcare Savings programs having been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment. While this feature had shown limited success in improving acceptance by providers, it made our programs more complex and difficult to sell. As of December 2006, we discontinued these PMAs and returned the funds that we held in those accounts to own customers. In some of the states in which we have a significant number of members, especially Florida, Texas and California, our healthcare savings products are under scrutiny and criticism by state regulators and officials. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. The table below reflects the decline in our Consumer Healthcare Savings program membership over the preceding eight fiscal quarters:

Care Entrée Membership

(Count at End of Quarter)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1th Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2005	2005	2005	2005	2006	2006	2006	2006

Member Count — End of Quarter	51,895	46,514	41,958	37,952	37,281	35,823	34,020	31,826
Percent Change	(8.88)%	(10.37)%	(9.79)%	(9.54)%	(1.77)%	(3.91)%	(5.03)%	(6.45)%
Average revenue per member, net of sales and marketing costs	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54	$22.40	$22.32

Although the implementation of PMA requirements negatively impacted our membership base and consequently our revenues and net earnings in 2004, 2005 and 2006, the escrow requirements were thought to be necessary to provide some assurance of payment to the healthcare providers and, accordingly, their continued willingness to accept our health discount cards and provide healthcare services to our members. In order to address the issues of assurance of payment to the providers and acceptance of the discount cards by those providers, we have recently implemented enhanced levels of customer advocacy in lieu of PMAs. We have also developed a line of affordable insurance products that are sometimes referred to as “scheduled benefit,” “limited benefit” or “defined benefit” policies. These products may be less expensive than traditional comprehensive health insurance and usually do not require the member to undergo any medical underwriting. As such, they are available to all individuals, regardless of health condition. We commenced sales of these new products in the first quarter of 2006. While it is too early to assess the market acceptance of these new products, it is hoped that they and our enhanced customer advocacy will address the issues of assurance of payment to the providers and acceptance of the discount cards by those providers more successfully than the escrow or PMA products.

Throughout 2006, we have continued the measures and initiatives commenced earlier in the year to improve our operating efficiencies and performance, especially through cost reductions. These measures and initiatives include (i) the conversion of certain of our customer service and system support functions from a fixed to a variable cost structure by outsourcing them, (ii) the termination of certain equipment capital leases, and (iii) personnel reductions and other cost reduction actions. The resulting restructuring costs incurred during the fourth quarter of 2006 for these initiatives were $449,000 that included write-off of assets no longer used of $252,000, outsourcing vendor integration and moving costs of $145,000 and personnel severance costs of $52,000. These measures have successfully reduced the cost structure associated with our Care Entréetm and private label membership programs. During the first quarter of 2006, we resumed sales of our consumer healthcare savings products to on or our former private-label reseller who, in early 2005, had discontinued sales of those products.

Cost of Operations.  The decrease in cost of operations from 2005 to 2006 was due to decreases in variable costs of $1,273,000 primarily due to decreased provider network costs and bank fees related to the decreased revenue, along with reductions in fixed costs of $1,216,000 primarily related to termination of certain equipment leases and personnel reductions related to 2005 cost reduction initiatives, offset by fourth quarter 2006 restructuring costs of $235,000 for certain leased equipment and inventory write-offs and personnel severance costs related to our outsourcing initiative. The decrease in cost of operations from 2004 to 2005 is also due to decreases in provider network costs and bank fees related to decreased revenue and reductions in equipment lease and personnel costs related to 2005 cost reduction initiatives.

Sales and Marketing Expenses.  The decreases in sales and marketing expenses from 2005 to 2006 and from 2004 to 2005 were primarily due to decreases in commissions related to the decreased membership revenue of the Care Entréetm program of $2,170,000 and $4,470,000, respectively. These commission decreases were accentuated by the departure of independent marketing representatives from the upper ranks of our multi-level marketing network through which our Care Entréetm program is offered and elimination of the associated over-ride commissions, resulting in a lower percentage of commissions as a percent of revenue. The decrease from 2005 to 2006 was offset by an increase in consulting and other marketing costs of $469,000 related to various sales and new product initiatives. The decrease from 2004 to 2005 was partially offset by $125,000 of personnel severance costs incurred in 2005.

General and Administrative Expenses.  The decreases in general and administrative expenses from 2005 to 2006 and from 2004 to 2005 are primarily related to cost reductions measures that included reductions in staffing that began in 2005. The decrease from 2005 to 2006 was offset by fourth quarter 2006 restructuring costs of $214,000 related to our outsourcing initiative.

Employer and Group Healthcare Services.  The operating results for our Employer and Group Healthcare Services segment were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent		Dollar	Percent
	2006	Change	Change	2005	Change	Change	2004

Revenues	$7,409	$(1,128)	(13.2)%	$8,537	$4,458	109.3%	$4,079
Operating expenses:
Cost of operations	4,933	(337)	(6.4)%	5,270	2,594	96.9%	2,676
Sales and marketing	659	(103)	(13.5)%	762	375	96.9%	387
General and administrative	513	(247)	(32.5)%	760	374	96.9%	386

Total operating expenses	6,105	(687)	(10.1)%	6,792	3,343	96.9%	3,449

Operating income	$1,304	$(441)	(25.3)%	$1,745	$1,115	177.0%	$630

Percent of Revenue:
Revenues	100%			100%			100%
Operating expenses:
Cost of operations	66.6%			61.7%			65.6%
Sales and marketing	8.9%			8.9%			9.5%
General and administrative	6.9%			8.9%			9.5%
Total operating expenses	82.4%			79.6%			84.6%

Operating income	17.6%			20.4%			15.4%

Service Revenues.  The primary element of our Employer and Group Healthcare Services segment is our wholly-owned subsidiary, AAI, which we acquired in June 2004, through which we offer full third-party administration services. Through AAI, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. AAI helps us offer a more complete suite of healthcare service products. Also through AAI, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

Employer and Group Healthcare Services’ revenues during 2006 decreased primarily due to the loss of two major customers in the latter part of 2005 and a third in June of 2006. Revenues during 2006 increased from 2004 primarily because results of operations for AAI were only included since the date of its acquisition on June 18, 2004. Had AAI’s results of operations been included throughout 2004, revenues for this segment would have been $6,960,000, while operating income would have been $734,000. The increase in pro forma revenues and operating income from that year, compared to 2006, resulted primarily from the addition of a new service contract and expansion of services to two existing customers.

Cost of Operations.  Cost of operations for the Employer and Group Healthcare Services segment decreased primarily as a result of the decrease in revenues discussed above. The increase in cost of operations as a percent of revenue from 2005 to 2006 is because fixed costs did not decline proportionately with the revenue decline discussed above.

Sales and Marketing Expenses.  The decrease in sales and marketing expenses from 2005 to 2006 was primarily due to decreases in sales and public relations activities. AAI maintains direct relationships with its large self-funded clients in the El Paso market and does not utilize advertising or outside sales forces.

General and Administrative Expenses.  The decrease in general and administrative expenses from 2005 to 2006 was primarily due to higher legal services of $100,000 in 2005 for bid responses.

Corporate and Other.  The operating costs for our corporate and other activities were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent		Dollar	Percent
	2006	Change	Change	2005	Change	Change	2004

Revenues	$82	$(249)	(75.2)%	$331	$(378)	(53.3)%	$709
Operating expenses:
Cost of operations	—	(33)	(100.0)%	33	33	100.0%	—
Sales and marketing	29	(219)	(88.3)%	248	(149)	(37.5)%	397
General and administrative	1,882	(810)	(30.1)%	2,692	399	17.4%	2,293
Goodwill impairment, without tax considerations	6,440	(6,460)	(50.1)%	12,900	10,900	545.0%	2,000

Total operating expenses	8,351	(7,522)	(47.4)%	15,873	11,183	238.4%	4,690

Operating income	$(8,269)	$7,273	(46.8)%	$(15,542)	$(11,561)	290.4%	$(3,981)
Percent of Revenue:
Revenues	100%			100%			100%
Operating expenses:
Cost of operations	35%			75%			56%
Sales and marketing	2,295%			813%			323%
General and administrative	7,854%			3,897%			282%
Total operating expenses	10,184%			4,795%			661%

Operating income	(10,084)%			(4,695)%			(561)%

Until December, 2006 we reported the financial results of our wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) as a separate segment, Financial Services. Financial Services included two divisions — Care Financial which offered high deductible and scheduled benefit insurance policies and Care 125 which offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial is now included with Corporate and Other.

Service Revenues.  Revenues for Care Financial continue to decline as the Company has de-emphasized this product line.

Cost of Operations.  There are no operational expenses due to the termination of dedicated support staff.

Sales and Marketing Expenses.  The decreases in sales and marketing expenses for the Care Financial product line from 2005 to 2006 and from 2004 to 2005 were primarily due to decreases in commissions related to the decreased sales.

General and Administrative Expenses.  The decrease in general and administrative expenses from 2005 to 2006 is primarily due to a $775,000 charge resulting from severance compensation payable to some of our former officers in 2005.

Impairment Charge for Goodwill.  In 2006, AAI recorded a $3,640,000 impairment to goodwill before tax considerations of $426,000 that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered. Also in 2006, Capella recorded a charge of $2,800,000 due to the continuing decline in members and revenues. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter. In 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight.

Discontinued Operations.  The operating results for our discontinued operations were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent		Dollar	Percent
	2006	Change	Change	2005	Change	Change	2004

Service revenues	$125	$(1,055)	(89.4)%	$1,180	$274	100.0%	$906
Operating expenses:
Cost of operations	94	(906)	(90.6)%	1,000	276	100.0%	724
Sales and marketing	343	(125)	(26.7)%	468	337	100.0%	131
General and administrative	598	370	100.0%	228	(301)	100.0%	529

Total operating expenses	1,035	(661)	(39.0)%	1,696	312	100.0%	1,384

Operating income	$(910)	$(394)	76.4%	$(516)	$(38)	100.0%	$(478)

Percent of Revenue:
Revenues	100%			100%			100%
Operating expenses:
Cost of operations	75.2%			84.7%			79.9%
Sales and marketing	274.4%			39.7%			14.5%
General and administrative	478.4%			19.3%			58.4%
Total operating expenses	828.0%			143.7%			152.8%

Operating income	(728.0)%			(43.7)%			(52.8)%

Discontinued operations include the following divisions:

Financial Services — Care 125.  In the first quarter of 2004, we initiated Care 125, a division of AAI, to provide health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care125 services would allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Additionally, Care125 programs and our medical savings programs could be sold together by agents and brokers with whom we have contracted to offer a more complete benefit package to employers. We discontinued this division in December 2006. This operation had net losses in 2006, 2005 and 2004 of $121,000, $137,000, and $157,000, respectively.

Vergance.  In the third quarter of 2005, we began offering neutraceuticals through the Vergance marketing group of our Consumer Healthcare Services Division. Neutraceutical sales consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand commenced in late September 2005, but were immaterial through June 30, 2006. Effective June 30, 2006, we discontinued its operations and wrote off the assets of this division. This operation had net losses in 2006, 2005 and 2004 of $789,000, $201,000, and $0, respectively.

Member Services.  The Foresight Club designed and offered membership programs for rental-purchase companies, financial organizations, employer groups, retailers, and association-based organizations. We sold substantially all of the operating assets of the Foresight Club Division to Benefit Marketing Solutions (“BMS”), an unaffiliated privately held Norman, Oklahoma company effective December 1, 2005. Effective December 19, 2005, we dissolved Foresight, Inc. and transferred its remaining net assets, of approximately $173,000, to the Consumer Healthcare Services Division. This dissolution provided a tax benefit of approximately $545,000 related to the goodwill impairment of $2,000,0000 recognized in 2004. This operation had net income in 2005 of $16,000 and a net loss of $142,000 in 2004.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forwards for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At December 31, 2006 and 2005, we had net deferred tax benefits (before allowance) of $880,000 and $116,000, respectively, resulting in large part from net operating loss carry forwards that, if not utilized, will expire at various dates through 2020. The cumulative net deferred tax asset as of December 31, 2006 and 2005 was $0 and $0, respectively. A valuation allowance of $880,000 and $116,000 was established during 2006 and 2005, respectively, to reduce the net deferred tax asset to an amount that, in our opinion, is more likely than not realizable. If we continue to incur net operating losses, an additional valuation allowance may need to be established. Valuation allowance adjustments have a direct impact on net income (loss) in the amount of the allowance.

Liquidity and Capital Resources

Operating Activities.  Net cash provided by operating activities for the years ended December 31, 2006, 2005 and 2004 was $724,000, $514,000 and $1,759,000, respectively. The increase in net cash provided by operating activities of $210,000 from 2005 to 2006 was due primarily to an increase in federal income tax refunds of $220,000.

Investing Activities.  Net cash used in investing activities for the year ended December 31, 2006, 2005 and 2004 was $3,263,000, $1,822,000 and $2,595,000, respectively. The increase in net cash used by investing activities of $1,441,000 was due primarily to an increase in the amount allocated to restricted short-term investments of $920,000, increase in the amount allocated to unrestricted short-term investments of $200,000, increase in purchase of fixed assets of $512,000 and $475,000 in proceeds from sale of discontinued operations in 2005, offset by a decrease in cash used in business combination of $666,000.

Financing Activities.  Net cash used in financing activities for the year ended December 31, 2006 was $241,000 as compared to $964,000 for 2005 and $1,969,000 for 2004. The decrease in net cash used in financing activities in 2006 from 2005 of $723,000 was primarily due to a net decrease in capitalized lease payment obligation of $379,000, and treasury stock purchases of $369,000 in 2005.

On December 31, 2006 and 2005, we had working capital of $3,952,000 and $4,692,000, respectively. This decline is due primarily to ICM acquisition costs of $560,000.

Other than our $238,000 capital lease obligations, we do not have any capital commitments. We anticipate that our capital expenditures for 2007 will not significantly exceed the amount incurred during 2006. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. We have access to a sufficient amount of working capital to meet our needs, but our ability to grow this segment will depend on our ability to gain access to increasing amounts of working capital sources. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months. However, growth in our Insurance Marketing Division may necessitate additional financing to fund future advances.

Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next 12 months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our stockholders.

Contractual Obligations

Operating Leases.  We lease various office spaces. These leases are classified as operating leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases continue through December 15, 2011 and are $2,104,000 in the aggregate.

Capital Leases.  We have several capital leases for office equipment. These leases are classified as capital leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases end in March 2008. Our obligations for those capital leases as well as operating leases for leased premises, are as follows:

		Less than			More than
Dollars in Thousands	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating Leases, net of sublease income	$2,104	$402	$924	$778	$—
Capital Leases	238	190	48	—	—

Total	$2,342	$592	$972	$778	$—

The payment amounts for capital leases include $13,000 of implicit interest.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any investments in market risk sensitive investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results Of Operations And Seasonality

The following table presents our unaudited quarterly results of operations data for each of the eight quarters in 2006 and 2005. The quarterly information is unaudited but, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period.

Our consolidated financial statements begin on page F-1.

Dollars in Thousands	2006 Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 30

Service revenues	$6,093	$5,650	$5,299	$4,932
Total operating expenses	5,888	5,793	5,585	11,927

Operating income (loss)	205	(143)	(286)	(6,995)
Other income	73	91	95	96

Earnings (loss) before income taxes	278	(52)	(191)	(6,899)

Provision for income taxes	(4)	(461)	(20)	435

Earnings (loss) from continuing operations	282	409	(171)	(7,334)
(Loss) earnings from discontinued operations, net of tax	(321)	(588)	(14)	13

Net loss	$(39)	$(179)	$(185)	$(7,321)

Earnings (loss) per share:
Basic
Earnings (loss) from continuing operations	$0.02	$0.03	$(0.01)	$(0.54)

(Loss) earnings from discontinued operations, net of tax	$(0.02)	$(0.04)	$(0.00)	$0.00

Diluted
Earnings (loss) from continuing operations	$0.02	$0.03	$(0.01)	$(0.54)

(Loss) earnings from discontinued operations, net of tax	$(0.02)	$(0.04)	$(0.00)	$0.00

Dollars in Thousands	2005 Quarter Ended (Unaudited)
	March 31	June 30	September 30	December 30

Service revenues	$8,481	$7,760	$7,185	$6,602
Total operating expenses	8,519	18,608	6,867	9,299

Operating (loss) income	(38)	(10,848)	318	(2,697)
Other income	13	26	60	60

(Loss) earnings before income taxes	(25)	(10,822)	378	(2,637)

Provision for income taxes	(9)	(8)	103	37

(Loss) earnings from continuing operations	(16)	(10,814)	275	(2,674)
(Loss) earnings from discontinued operations, net of tax	(35)	(13)	(145)	51

Net (loss) earnings	$(51)	$(10,827)	$130	$(2,623)

(Loss) earnings per share:
Basic
(Loss) earnings from continuing operations	$(0.00)	$(0.89)	$0.02	$(0.21)

(Loss) earnings from discontinued operations, net of tax	$(0.00)	$(0.00)	$(0.01)	$0.00

Diluted
(Loss) earnings from continuing operations	$(0.00)	$(0.89)	$0.02	$(0.20)

(Loss) earnings from discontinued operations, net of tax	$(0.00)	$(0.00)	$(0.01)	$0.00

(1)	Certain reclassifications have been made to prior quarterly financial information to conform to the current presentation of the quarterly financial information.

(2)	For the years ended December 31, 2006, 2005, and 2004 outstanding stock options on 43,575, 25,375, and 54,864 shares, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

(3)	In the fourth quarter of 2006, a $6,866,000 goodwill impairment charge including tax considerations of $426,000 was recorded. In 2005, a $9,900,000 goodwill impairment charge was recorded in the second quarter and an additional $3,000,000 goodwill impairment charge was recorded in the fourth quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

We did not have any disagreements with our independent accountants concerning matters of accounting principle or financial statement disclosure during 2006 of the type requiring disclosure hereunder.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer are primarily responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Furthermore, our Chief Executive Officer and our Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures

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

In connection with our year end close process and the preparation of this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the evaluation date to provide reasonable assurance regarding management’s disclosure control objectives.

During the fourth quarter of 2006, there were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

We have no information to report that has not been previously reported on Form 8-K during the fourth quarter of 2006.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our Directors And Executive Officers

The following table sets forth information with respect to each of our executive officers and directors. Our directors are generally elected at the annual stockholders’ meeting and hold office until the next annual stockholders’ meeting or until their successors are elected and qualified. Our executive officers are elected by our board of directors and serve at its discretion. Our bylaws authorize the board of directors to be constituted of not less than one and the number as our board of directors may determine by resolution or election. Our board of directors currently consists of seven members.

Name	Age	Position

Peter W. Nauert(4)	63	Chief Executive Officer, President, and Chairman of the Board of Directors
Robert L. Bintliff	53	Chief Financial Officer and Treasurer
Ian R. Stuart	50	Chief Operating Officer
Frank Apodaca	44	Chief Executive Officer and President of Access HealthSource, Inc.
Eliseo Ruiz III	41	Vice President, General Counsel and Secretary
Nancy L. Zalud	53	Vice President of Communications
Carl H. Fischer	51	President and Chief Marketing Officer of Adult Care Plans/Rx America
Michael K. Owens, Jr.	32	President of America’s Health Care/Rx Plan Agency, Inc.
Andrew A. Boemi(2)(3)	62	Director
Russell Cleveland(1)(4)	68	Director
Kenneth S. George(2)(3)	58	Director
J. French Hill(2)(4)	50	Director
Kent H. Webb, M.D.(1)(5)	49	Director
Nicholas J. Zaffiris(1)(3)	43	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.

(4)	Member of the Executive Committee.

(5)	Medical Director.

Peter W. Nauert has served as our Chief Executive Officer and President since January 30, 2007. He was the Founder of ICM and served as its Chairman since its inception in 2002. From December 2003 to February 2005, Mr. Nauert was Chairman of the Board and controlling shareholder of Aegis Financial Corporation, the parent of States General Life Insurance Company (“SGLIC”). Prior to founding ICM, Mr. Nauert was Chairman and CEO of Ceres Group, Inc., a publicly traded insurance company, from July 1998 to June 2002. Mr. Nauert served as Chief Executive Officer of Pioneer Financial Services from 1982 to 1997. Mr. Nauert received a Juris Doctor from George Washington University as well as a Bachelor of Science degree in Business Administration from Marquette University.

Robert L. Bintliff serves as our Chief Financial Officer and Treasurer and has been with us since August 2004. Mr. Bintliff’s experience includes six years as an audit partner with Coopers & Lybrand (at which he was employed from 1985-1995), President and Chief Executive Officer of Jim Bridges Acquisition Company, (1995-1999) and as Chief Financial Officer for Comercis, Inc., (1999-2001). Earlier in his career, he served as a senior member of the financial management team of InterFirst Corporation, a $9 billion regional bank holding company (1981-1985). He had most recently operated his own accounting and management consulting practice in the Dallas/Fort Worth area (2001-2004). Mr. Bintliff holds a B.B.A. in accounting from Texas Christian University. He is a CPA licensed in Texas, and is a member of the American Institute of Certified Public Accountants.

Ian R. Stuart has served as our Chief Operations Officer since January 30, 2007. He joined ICM in October 2004 and served as ICM’s Chief Financial Officer and Chief Operating Officer. Prior to joining ICM, Mr. Stuart was employed by Citigroup, from 1991 to 2004, principally in various divisional chief financial officer roles in insurance, banking and commercial leasing businesses. Mr. Stuart began his professional career as an accountant in London, England in 1977 and held several positions at Price Waterhouse from 1981 to 1991. Mr. Stuart completed a Hatfield College (England) accounting program in 1976.

Frank Apodaca has served as President and Chief Executive Officer of our subsidiary, AAI, since June 18, 2004. He served as our Chief Operating Officer from February 23, 2005 until January 30, 2007, and as our president from June 10, 2005 to January 30, 2007. Mr. Apodaca has been the President and Chief Executive Officer of AA1 since 2000. He holds Group I Health, Life, HMO and AD&D, and insurance licenses from the Texas Department of Insurance. He attended the University of Texas at El Paso from 1989 through 1993, majoring in business administration.

Eliseo Ruiz III serves as our Vice President, General Counsel and Secretary. He has been with us since December 2003. Mr. Ruiz has been a practicing attorney since November 1991. He most recently was Vice President and General Counsel of CyberBills, Inc. (and its successor entity) in San Jose, California from 1999 thru 2002. He also served as Associate General Counsel at Concentra, Inc. from 1998 thru 1999 and was in private practice from 1991 thru 1997. He holds an undergraduate degree (Plan II) and a law degree from the University of Texas at Austin. He is a member of the State Bar of Texas.

Nancy L. Zalud has served as our Vice President of Communications since January 30, 2007. She became Senior Vice President of ICM in February 2005. She is responsible for corporate communications and marketing communications for ICM and its subsidiaries and affiliates. Ms. Zalud has more than 20 years of corporate communications and insurance industry experience, including investor relations, public relations and advertising, marketing communications, policyholder communications and employee communications. Before joining ICM, she was Senior Vice President for States General Life Insurance Company from December 2003 to February 2005. She was a public relations/corporate communications consultant from June 2002 to December 2003 and Senior Vice President for Ceres Group, Inc. from January 2000 to June 2002. Ms. Zalud received a B.S. in journalism from the University of Illinois. She holds a FLMI designation from the Life Office Management Association (LOMA).

Carl H. Fischer has been Chief Executive Officer of American Benefit Resource/Rx, Inc. since September 2006 and President and Chief Marketing Officer of Adult Care Plans/Rx America since July 2006. From June 1997 to June 2004, Mr. Fischer held various positions with the Health Division of Conseco, Inc. in Carmel, Indiana, including Chief Administrative Officer, Senior Vice President-Marketing, and President — ACSIA-Specialty Benefit Planners. From 1982 to 1997, he held various positions with Pioneer Financial Services in Schaumburg, Illinois and Dallas, Texas. From 1977 to 1982, he worked for AEGON, Inc. in Cedar Rapids, Iowa, holding the position of Manager-New Business/Agency Services of Life Investors Insurance Company of America and Bankers United Life Assurance Company. Mr. Fischer graduated from Coe College in Cedar Rapids, Iowa, where he received a B.A. in Economics and a B.A. in Business Administration in 1982.

Michael K. Owens, Jr. has been with ICM since January 2002. He has served as President of America’s Health Care/Rx Plan Agency, Inc., (“AHCP”) a wholly owned subsidiary of ICM since January 2006. Prior to joining ICM, he served as Vice President of Corporate Development for the Ceres Group, Inc., a publicly-traded insurance company from January 1999 through June of 2002. From December 2003 to February 2005, Mr. Owens served as an officer of States General Life Insurance Company (“SGLIC”). Mr. Owens serves on the board of directors for two 501(c) (3) organizations devoted to children’s charities and also donates his time to the St. Jude Children’s Research Hospital and The March of Dimes Birth Defects Foundation. Mr. Owens received a B.S. in marketing from the University of Illinois, Chicago, participated in the Economics Advance program at New York University and received an MBA in finance from the University of Chicago.

Andrew A. Boemi, has been a Managing Director of Turnaround Capital Partners LP, a Chicago-based private equity firm focused on investments in the lower middle market, since 2001. He is a Director of Insurance Capital Management USA Inc. and serves on the Advisory Board of Gateway Systems, a privately-held International Treasury and Cash Management software development firm. Mr. Boemi has served on the Board of Directors and as Chairman of the Audit Committee of Ceres Group, Inc., a previously Nasdaq listed insurance holding company and on the Board of Directors of Pet Ag, a privately held international manufacturer of milk replacers for pets. Mr. Boemi is a member of Turnaround Management Association. He is a graduate of Georgetown University with a B.S. in Economics and Finance and did graduate work in Finance at Rutgers University.

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

Kenneth S. George became one of our directors in June 2003. Mr. George served two terms as a State Representative in the Texas House of Representatives from 1999 to 2003. From 1996 until 2001, he was General Partner of Riverside Acquisitions L.L.C. and was active in commercial real estate, financial and land transactions. From 1994 through 1995, Mr. George was Chairman and Chief Executive Officer of Ameristat, Inc., the largest private ambulance provider in the state of Texas. From 1988 until 1994, he was Chairman and Chief Executive Officer of EPIC Healthcare Group, an owner of 36 suburban/rural acute care hospitals with 15,000 employees and $1.4 billion in revenues. Mr. George has an M.B.A. from the University of Texas at Austin and a B.A. from Washington and Lee University.

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

Kent H. Webb, M.D., a founder of Precis, has served as one of our Directors since June 1996 (and Medical Director since August 2001). He served as Chairman of our Board of Directors until December 2000 and was a member or general partner of our predecessors Advantage Data Systems, Ltd. and Medicard Plus — ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company. Dr. Webb was graduated from the University of Oklahoma College of Medicine and completed his residency in General and Vascular Surgery at the University of Oklahoma Health Services Center.

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

Board Committees

Our Board of Directors has an Executive Committee, Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee.

The Executive Committee exercises the authority of the Board of Directors for matters delegated by the Board of Directors in the management of the business and affairs of the Company when the Board of Directors is not in session, but does not set the policy of the Board of Directors.

The Audit Committee is responsible for the selection and retention of our independent auditors, reviews the scope of the audit function of the independent auditors, and reviews audit reports rendered by the independent auditors. All of the members of the Audit Committee are all “independent directors” as defined in Rule 4200 of the Nasdaq Stock Market, Inc. marketplace rules (the “Nasdaq rules”), and two members serve as the Audit Committee’s financial experts.

The Compensation Committee reviews our compensation philosophy and programs, and exercises authority with respect to payment of direct salaries and incentive compensation to our officers. A discussion of the Compensation Committee interlocks and insider participation is provided below under the section heading “Compensation Committee Interlocks and Insider Participation.”

The Governance and Nominating Committee (a) monitors and oversees matters of corporate governance, including the evaluation of Board performance and processes and the “independence” of directors, and (b) selects, evaluates and recommends to the Board qualified candidates for election or appointment to the Board.

Audit Committee Financial Experts

Our board of directors has determined that Andrew Boemi and J. French Hill, two of our independent directors and members of our audit committee, each qualify as a “financial expert.” This determination was based upon Mr. Boemi’s and Mr. Hill’s:

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

Mr. Boemi’s experience and qualification as a financial expert were acquired through his extensive background in commercial lending, including management of commercial lending units of financial institutions, acting as a member of loan committees, supervising financial analysis, supervising financial officers and accountants, and overseeing and assessing company performance. He has served as a seminar lecturer on accounting and financial matters. Mr. Boemi is currently Managing Director of a firm that invests in mid-market companies in early stage turnaround. In this capacity, he evaluates financial statements and the work of internal accountants and external auditors. He was previously CEO of a publicly held multi-bank holding company, supervising the Chief Financial Officer and the principal officer of the commercial banking group and interfacing with the company’s external auditors. He previously served as Chairman of the Audit Committee for two companies. He has a BS degree from Georgetown University in finance and economics and did graduate work at Rutgers in banking and finance.

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

Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2006, we believe that each person who, at any time during 2006, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2006.

Code of Ethics

On January 29, 2003, our board of directors adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the portion of this code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions may be obtained by written request addressed to Eliseo Ruiz, III, Corporate Secretary, Access Plans USA, Inc., 4929 Royal Lane, Suite 200, Irving, Texas 75063.

Our code of ethics may be found on our website at www.accessplansusa.com. We will describe the nature of amendments to the code of ethics on our website, except that we may not describe amendments that are purely a technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the code of ethics that we may grant. Information about amendments and waivers to our code of ethics will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

The adoption of our code of ethics is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Report from the Compensation Committee

Our Compensation Committee reviews and approves compensation and benefits policies and objectives, determines whether our executive officers, directors and employees are compensated according to these objectives, and carries out the responsibilities of our Board of Directors relating to the compensation of our executive officers. The Compensation Committee held three meetings during 2006. The primary goals of our Compensation Committee in setting executive officer compensation in 2006 were (i) to provide a competitive compensation package that would enable us to attract and retain key executives and (ii) to align the interests of our executive officers with those of our shareholders and also with our performance. As a result of our recent merger with ICM, we have new executive officers, including a new Chief Executive Officer. We are also operating in a new industry and have reorganized many of our operations. Accordingly, we expect that in 2007, our Compensation Committee will review our current policies and practices with respect to executive compensation and make changes as may be necessary to reflect our current position, including the enactment of formal compensation policies.

Overview of Executive Compensation

In 2004, we engaged an independent consultant to compare the primary elements of our executive compensation against a peer group of comparable companies. Because we were unable to find a direct peer in our industry with publicly available information, we relied on a peer group consisting of (i) national companies in the business services industry with a market capitalization of less than $100 million, (ii) companies within the Dallas-Fort Worth metropolitan area with revenues of at least $30 million and no more than $60 million and with a total number of employees of between 50 and 500. We also reviewed the information of publicly-held competitors although these companies did not meet the search criteria. We reviewed a weighted composite of base pay, incentive compensation and stock options awarded and created a focal point of total cash, which consisted of base pay and incentive cash compensation. The 2004 study has provided a base of information for subsequent executive compensation decisions, but is not the sole factor in determining executive compensation. Other factors are described below. Because of our recent merger with ICM, our Compensation Committee will consider resetting that base of information with a new study of companies within our industry that are similar in size, revenues and earnings to our current position.

We compete with larger companies for executive level talent. Accordingly, our Compensation Committee has strived to set executive compensation at amounts competitive to the companies reviewed in the 2004 study.

We have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Our Compensation Committee has reviewed the information from the 2004 study to determine the appropriate level and mix of incentive compensation. Historically, we made annual cash incentive awards and non-cash awards on a less frequent basis. In 2006, we made cash awards and amended previously granted incentive stock options to provide for a lower exercise price. Because of the management changes resulting from our merger with ICM, we are developing new incentive compensation plans that will provide us with a policy to make cash and non-cash awards as a result of either our performance or that of our executive officers and other employees or a combination of both, depending on the type of award, compared to established goals.

We believe in engaging the best available talent in critical managerial functions and this may result in our having to negotiate individually with executives who have retention packages in place with other employers or who have specific compensation requirements. Accordingly, our Compensation Committee may determine that it is in our best interests and our shareholders that we negotiate a compensation package with an individual that deviates from our standard compensation practices. Similarly, our Compensation Committee may determine to adjust a compensation package outside of the normal annual review cycle in order to address a retention issue.

Since the departure of our then Chief Executive Officer in June 2005, our executives have not participated in the executive compensation discussions of our Compensation Committee. In 2007, we expect that our new Chief Executive Officer will participate in these discussions and other members of the executive management team will participate in the drafting of our new compensation plans, including our incentive compensation plan and provide information relating to the execution of such plans, such as earning targets and results.

We currently do not have any ownership guidelines requiring our executives to hold a minimum ownership interest in the Company. We believe that our 1999 Stock Option Plan provides compensation in a manner that aligns the executive with interests of our shareholders in growing a profitable company and enhancing shareholder value. This plan is discussed below.

Elements of Executive Compensation

Compensation of our executive officers in 2006 was comprised primarily of

•	base salary,

•	performance based incentive compensation (bonuses),

•	awards under our equity compensation plans,

•	perquisites and other personal benefits.

In an effort to ensure the continued competitiveness of our executive compensation policies, the Committee, in setting base salaries and bonuses and making annual and long-term incentive awards, considered the prior levels of executive compensation, the compensation paid to executives of our competitors, the terms of employment agreements and the information provided in the 2004 compensation study.

The incentive portions of an executive’s compensation are intended to achieve the Committee’s goal of aligning any executive’s interests with those of our shareholders and with our performance. These portions of an executive’s compensation are placed at risk and are linked to the effect our operating results have on the market price of our common stock and effectively are designed (in the near- and long-term) to benefit our shareholders through increased value in the event favorable operating results are achieved. As a result, during years of favorable operating results our executives are provided the opportunity to participate in the increase in the market value of our common stock, much like our shareholders. Conversely, in years of less favorable operating results, the compensation of our executives may be below competitive levels. Generally, higher-level executive officers have a greater level of their compensation placed at risk.

Executive Base Salaries.  We provide a base salary for our executives to compensate them for their services during the fiscal year. Because we have a limited number of employees, we do not have a policy setting forth base salary ranges by position or responsibility. In determining the base salary for each employee, the Compensation Committee considers:

•	the performance of the executive;

•	the performance of the Company;

•	information provided in the 2004 study; and

•	internal factors including previously agreed upon commitments bound by contract, the executive’s compensation relative to other officers, and changes in job responsibility.

We have entered into employment agreements with only two of our executive officers, both in 2004: Frank Apodaca, the President and CEO of our AAI subsidiary, and Robert L. Bintliff, our Chief Financial Officer. The employment agreements that we entered into with Mr. Apodaca and Mr. Bintliff at the commencement of each of their terms of employment provide for their base salaries. Their base salaries were negotiated by the Compensation Committee prior to entering into of the employment agreements based on the information available to the committee from the 2004 compensation study and other market information. The base salary of our General Counsel, Eliseo Ruiz was also primarily based on the 2004 compensation study. We had no other executive officers in 2006. For the executive officers that joined us a result of our merger with ICM, we will provide a base salary consistent with their base salary at ICM after our Compensation Committee has reviewed those factors described above.

Incentive Compensation (Bonuses).  We do not have a formal incentive compensation plan. We are developing an incentive compensation plan with our new management team and our Compensation Committee. We expect that the plan will promote high performance and the achievement of company goals in order to encourage the growth of stockholder value and to allow key employees to participate in the growth and profitability of the Company. Because we do not have a formal incentive compensation plan, we do not have current policies regarding the use of discretion in making awards, the interplay between the achievement of corporate goals and individual goals, how compensation or amounts realizable from prior compensation are considered in setting other elements of compensation, the adjustment or recovery of awards or payments if the relevant company performance measures upon which they were based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment, or similar matters related to incentive compensation. Instead our Compensation Committee looks to the overall goals of our compensation program in making decisions on all compensation matters.

In 2006, the Compensation Committee granted bonuses to three executives based on the standards that we expect to implement in our 2007 incentive compensation plan. Mr. Apodaca received a cash bonus as a result of a profitable year in AAI’s operation in 2005. Mr. Bintliff received a cash bonus as a result of the Company’s success in restructuring certain lease commitments to save costs and in achieving certain tax benefits as a result of a reorganization of our operations. Mr. Bintliff and Mr. Ruiz also received cash bonuses and awards of stock options relating to their efforts in preparing the Company for its merger with ICM.

Long-Term Equity Compensation Plan Grants.  Stock option grants with respect to 2006 performance were made under our 1999 Stock Option Plan to three employees, including our executive officers. This Plan provides for the grant of stock options, with or without stock appreciation rights. The stock options granted in 2006 were without stock appreciation rights and have exercise prices equal to or higher than the fair market value of our common stock on the date of grant. Because the options were granted with an exercise price equal to the market value of our common stock at the time of grant, they provided no value unless our stock price exceeds the option exercise price. These stock options are accordingly tied to the stock price appreciation of our common stock value, rewarding the executives and other employees as if they share in the ownership of our common stock similar to that of our shareholders. The number of shares subject to options granted to each executive officer was determined based upon the expected value of our common stock and our historical practice of granting stock options to our executive officers and directors. Much like our cash incentive compensation, grants under our 1999 Stock Option Plan are intended to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of executive compensation.

The grants made in 2006 rewarded key officers for their performance in 2005 and in 2006. Moreover, by amending the exercise price of previously granted stock options, the Compensation Committee chose to reward the executives for their efforts in the turnaround of the Company in a manner that closely aligned them with the interests of our shareholders in achieving growth and profitability after the completion of our merger with ICM.

Other Benefits.  Our executive officers receive other perquisites and benefits consistent with our goals of providing an overall compensation plan that is competitive in order to attract and retain key executives. The Compensation Committee believes that these perquisites and benefits are reasonable and periodically reviews the Company’s policy toward such compensation. Such perquisites and benefits include health insurance, life insurance, and other benefits available to all employees of the Company and, in the case of Mr. Apodaca and Mr. Bintliff, the use of a company car or a car allowance.

We currently do not have a stock award program, a retirement plan, a savings plan, a deferred compensation plan, or any other benefit plan available to our executives.

Chief Executive Officer Compensation

We had no chief executive officer in 2006.

In June 2005, Nicholas J. Zaffiris, one of our Directors, began serving as Non-Executive Chairman of the Board of Directors. In such capacity he acted as our interim Chief Executive Officer, but did not become one of our employees. Mr. Zaffiris received $100,000 in cash compensation for his services as Non-Executive Chairman of the Board of Directors and had certain of his previously issued stock options amended to reflect a lower exercise price. The value in 2006 of such amendment was $29,677. In making these compensation decisions, the Compensation Committee considered several factors, including Mr. Zaffiris’ performance as a member of our Board of Directors and the potential cost to the Company in seeking and engaging a full-time Chief Executive Officer on an interim basis.

Post-Employment Compensation and Contractual Commitments

We currently do not have severance policy or any commitment for post-employment compensation except as provided in our employment agreements with Mr. Apodaca and Mr. Bintliff.

In the case of Mr. Apodaca, his agreement was amended as of March 1, 2007 to provide for a term ending on December 31, 2007. It provides for a base salary of $250,000 per year. Should we terminate his agreement without cause prior to the expiration of the term, Mr. Apodaca would be entitled to receive any remaining compensation in a one-time, lump sum payment equal to fifty percent (50%) of his base salary and a pro-rata share of any bonus earned through the date of termination along with any remaining non-competition compensation provided for in the agreement (up to $75,000 in 2006). He would not be entitled to any other benefits or compensation after the termination.

Mr. Bintliff has an employment agreement with us that provides for an initial term ending on October 31, 2007. The agreement provides that Mr. Bintliff’s employment shall continue after the initial term for successive periods of one year duration until terminated in accordance with the terms of the agreement. It currently provides for a base salary of $208,012 per year and an auto allowance of $650 per month. Should we terminate his agreement without cause prior to the expiration of the term, he would be entitled to compensation equal to 18 months of his base salary then in effect and all benefits that he would otherwise be entitled to for 18 months.

In the case of Messrs. Apodaca and Bintliff, any outstanding stock options held by the executive would be cancelled in the event that the executive is terminated for cause. If the employment relationship is terminated for any other reason, the executive would have ninety days from the date of termination to exercise any outstanding options that he is entitled to exercise (options that are vested).

Summary Compensation

The following table sets forth the compensation during 2006, paid or accrued, of the individuals that served as our Chief Executive Officer or our Chief Financial Officer, and our two other most highly compensated executive officers that were serving at December 31, 2006 and another one of our officers that was not serving as an executive at the end of 2006.

				Option	All Other
Name and Principle Position	Year	Salary	Bonus	Awards(1)	Compensation	Total

Nicholas J. Zaffiris(2)	2006	$100,000	$—	$29,677	$22,000	$151,677
Acting Chief Executive Officer
Frank Apodaca(3)	2006	266,303	59,077	14,220	81,250	420,850
Chief Executive Officer and President of Access HealthSource, Inc.
Robert L. Bintliff(4)	2006	187,032	75,000	116,646	7,800	386,478
Chief Financial Officer and Treasurer
Eliseo Ruiz III(5)	2006	177,019	35,000	123,746	—	335,765
Executive Vice President and General Counsel
David Wysong(6)	2006	59,077	147,667	—	36,000	242,744
Vice President of Business Development

(1)	We use the Binomial Lattice option-pricing model to estimate the option fair values of option awards as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements to arrive at the amounts for Option Awards.

(2)	Mr. Zaffiris was the Non-Executive Chairman of the Board of Directors and, in such capacity, served as our Acting Chief Executive Officer in 2006. He was not employed by the Company. The amount attributed to him in 2006 includes $22,000 in regular board compensation and $100,000 as compensation for his services as Non-Executive Chairman of the Board of Directors. The option awards relate to the net increase in value of 45,000 stock options repriced to $2.00 from prices ranging from $2.59 to $7.65 in December 2006.

(3)	Mr. Apodaca’s other compensation is related to non-competition provisions in his employment agreement. The option awards relate to the net increase in value of 100,000 stock options repriced to $2.00 from $2.76 in December 2006. As the president of AAI, Mr. Apodaca is given the use of a company car with an original value of $36,000.

(4)	Mr. Bintliff’s option awards relate to 150,000 stock options granted in November plus the net increase in value of 100,000 stock options repriced to $2.00 from $2.99 in December 2006. Mr. Bintliff received a $50,000 cash bonus as a result our success in restructuring certain lease commitments to save costs and in achieving certain tax benefits as a result of a reorganization of our operations in 2005. He also received a $25,000 cash bonus relating to his efforts in our preparation for the merger with ICM. His other compensation was a car allowance of $650 per month.

(5)	Mr. Ruiz’s option awards relate to 150,000 stock options granted in November plus the net increase in value of 100,000 stock options repriced to $2.00 from $3.88 in December 2006.

(6)	Mr. Wysong’s employment terminated on October 18, 2006. The amount under the designation “bonus” is the amount of commission paid to Mr. Wysong as a percentage of actual revenues received by AAI. The amount under the designation “all other compensation” is the amount of post-employment compensation we paid Mr. Wysong for certain services and commitments by him.

Grants of Plan-Based Awards

The following table sets forth certain information relating to options granted in 2006 to named officers to purchase shares of our common stock.

		Number of Stock
Name	Grant Date	Option Shares	Exercise Price

Nicholas J. Zaffiris(1)	12/29/06	45,000	$2.00
Frank Apodaca(1)	12/29/06	100,000	$2.00
Robert L. Bintliff	11/01/06	150,000	$1.76
Robert L. Bintliff(1)	12/29/06	100,000	$2.00
Eliseo Ruiz III	11/01/06	150,000	$1.76
Eliseo Ruiz III(1)	12/29/06	100,000	$2.00

(1)	These stock options were repriced to $2.00 from prices ranging from $2.59 to $7.65 in December 2006.

Option Exercises in Last Fiscal Year

No executive officer exercised options in 2006.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information related to the number and value of options held by the named officer at December 31, 2006. During 2006, no options to purchase our common stock were exercised by the named executive officers.

	Number of Securities Underlying Unexercised Options as of		Option	Option
	December 31, 2006		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Frank B. Apodaca	12,500	37,500	$1.05	6/18/2009
	50,000	50,000	2.00	5/25/2010
Robert L. Bintliff	50,000	50,000	2.00	2/28/2009
	—	150,000	1.76	11/1/2011
Eliseo Ruiz III	75,000	25,000	2.00	3/23/2009
	—	150,000	1.76	11/1/2011
David M. Wysong	10,000	10,000	2.40	8/18/2009
	10,000	30,000	1.75	10/5/2009

Compensation of Directors

We compensate our directors as follows:

•	Each non-employee member of the board receives a quarterly payment of $4,000.

•	In addition, each non-employee member of the board received $500 per quarter for each committee on which he or she serves and an additional $500 per quarter for each committee for which he or she serves as chairperson.

•	We reimburse our directors for travel and out of pocket expenses in connection with their attendance at meetings of the board.

•	We may occasionally grant stock options to our board members.

In 2006, the following directors received compensation in the following aggregate amounts:

	Fees Earned or	Option
Name	Paid in Cash	Awards	Total

Eugene Becker	$24,000	$—	$24,000
Russell Cleveland(1)	20,000	17,529	37,529
Kenneth S. George(1)	20,000	15,614	35,614
J. French Hill(1)	20,000	17,628	37,628
Kent H. Webb, M.D.(1)	25,000	19,638	44,638

(1)	These stock options were repriced to $2.00 from prices ranging from $2.59 to $7.65 in December, 2006. We used the Binomial Lattice option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements, to arrive at the amounts for Option Awards set forth above.

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

2002 Non-Employee Stock Option Plan.  Effective May 31, 2002 our board of directors approved the Access Plans 2002 Non-Employee Stock Option Plan (the “2002 Stock Option Plan”) which was approved by our stockholders on July 29, 2002 and amended by our stockholders on January 30, 2007. Our employees who also serve as our directors are not eligible to receive stock option under this plan. The purpose of the 2002 Stock Option Plan is to strengthen our ability to attract and retain the services of individuals that serve as our non-employee directors, consultants and other advisors that are essential to our long-term growth and financial success and thereby to enhance stockholder value through the grant of stock options. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the 2002 Stock Option Plan is 1,500,000.

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

Options granted under the 2002 Stock Option Plan may not under any circumstance be exercised after 10 years from the date of grant and no option may be granted after March 31, 2010. Options are not transferable except by will, by the laws of descent and distribution, by gift or a domestic relations order to a “family member.” Family member transfers include transfers to parents (and in-laws), to nieces and nephews (adopted or otherwise) as well as trusts, foundations and other entities principally for their benefit.

Director Liability and Indemnification

As permitted by the provisions of the Oklahoma General Corporation Act, our Certificate of Incorporation eliminates the monetary liability of our directors for a breach of their fiduciary duty as directors. However, these provisions do not eliminate our director’s liability

•	for a breach of the director’s duty of loyalty to us or our stockholders,

•	for acts or omissions by a director not in good faith or which involve intentional misconduct or a knowing violation of law,

•	arising under Section 1053 of the Oklahoma General Corporation Act relating to the declaration of dividends and purchase or redemption of shares in violation of the Oklahoma General Corporation Act, or

•	for any transaction from which the director derived an improper personal benefit.

In addition, these provisions do not eliminate liability of a director for violations of federal securities laws, nor do they limit our rights or our stockholders’ rights, in appropriate circumstances, to seek equitable remedies including injunctive or other forms of non-monetary relief. These remedies may not be effective in all cases.

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

We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities for events occurring after June 7, 2001. This insurance protection covers claims and any related defense costs of up to $5,000,000 with an additional excess on losses up to $5,000,000 on excess of $5,000,000, an additional excess on losses up to $5,000,000 on excess of $10,000,000, and an additional excess on losses up to $5,000,0000 in excess of $15,000,000 each based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer.

Employment Arrangements and Lack of Keyman Insurance

As of December 31, 2006, we had employment agreements with each of Frank Apodaca and Robert L. Bintliff.

Mr. Apodaca’s employment agreement was entered into on June 18, 2004 for a three-year term beginning on that date. By amendment, the term has been extended to December 31, 2007. His agreement provides for a current base annual salary of $250,000.

Mr. Bintliff’s employment agreement was entered into on November 1, 2004, for a three-year term beginning on that date and provides for a current base annual salary of $208,012

These agreements provide, among other things,

•	entitlement to fringe benefits including medical and insurance benefits and participation in our 401(k) plan and MSA plan and any other benefit plan we establish, and a car allowance of up to $650 per month or use of company owned vehicle; and

•	limited salary continuation during any period of temporary or permanent disability, illness or incapacity to substantially perform the services required under the agreement or in the event of employee’s death.

These agreements require the employee to devote the required time and attention to our business and affairs necessary to carry out his responsibilities and duties. The employee may not hold executive positions with other entities or own interests in, manage or otherwise operate other businesses.

The employment of Messrs. Apodaca and Bintliff may be terminated by us for “good cause.” Under both of their employment agreements, “good cause” includes, among other things, commitment of a felony, willful failure to take actions permitted by law and necessary to implement our written policies or to otherwise perform his or her duties, willful misconduct materially injurious to us or our subsidiaries, and violations of the Foreign Corrupt Practices Act.

As of the date of this report, we do not maintain any keyman insurance on the life or disability of our executive officers. However, the Company is considering the purchase of keyman insurance or similar protection that would be in the best interest of the shareholders.

As of the date of this report, we have “at will” employment relationship with our other executive officers, with base salaries as set forth on the table below. Each such officer is entitled to participate in employee benefit programs, including our 401K plan, that we offer to all of our employees and is also eligible for incentive compensation awards (bonuses) as may be determined by the Board the Board of Directors. As of December 31, 2006, we did not have a formal incentive compensation plan. The base salaries of the other executive officers are:

Name	Title	Base Salary

Peter W. Nauert	Chief Executive Officer and Chairman of the Board of Directors	$300,000
Ian Stuart	Chief Operating Officer	$200,000
Michael Owens	President of America’s Health Care/Rx Plan Agency, Inc.	$175,000
Carl Fischer	Chief Executive Officer of American Benefit Resource/Rx, Inc. and President and Chief Marketing Officer of Adult Care Plans/Rx America	$150,000
Nancy Zalud	Vice President of Communications	$130,000

Compensation Committee Interlocks And Insider Participation

Other than Nicholas J. Zaffiris, the members of our Compensation Committee have not served as one of our officers or been in our employ. No member of the Compensation Committee has any interlocking relationship with any other company that requires disclosure under this heading. None of our executive officers have served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Conclusion and Report on Executive Compensation

Our Compensation Committee believes that our executive compensation arrangements and plans serve our best interests and those of our shareholders. The Committee takes very seriously its responsibilities respecting setting and determining the compensation arrangements with our executive officers. Accordingly, the Committee continues to monitor and revise the compensation arrangements and may formulate other plans and arrangements as necessary to ensure that our compensation system continues to meet our needs and those of our shareholders.

The Compensation Committee of the Company, comprised of Russell Cleveland, Kent H Webb, M.D. and Nicholas J. Zaffiris, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents, as of March 21, 2007, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and the executive officers named in the Summary Compensation Table (see “Item 11. Executive Compensation”), and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options and warrants, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

Beneficial Ownership Of Common Stock

	As of March 30, 2007
			Other	Beneficial Ownership
	Shares	Stock	Beneficially	Total
	Owned of	Option	Owned	Shares
	Record	Shares	Shares	Owned	Percent

Our Directors:
Kent H. Webb	94,019	113,000	—	207,019	1.15%
Kenneth S. George	—	55,000	—	55,000	0.31%
J. French Hill	2,000	65,000	—	67,000	0.37%
Nicholas J. Zaffiris	—	65,000	—	65,000	0.36%
Russell Cleveland(3)	—	—	3,242,313	3,242,313	18.00%
Andrew A. Boemi(4)	50,054	—	—	50,054	0.28%
Our Executive Officers:
Peter W. Nauert Director, President & CEO(5)	3,684,299	—	—	3,684,299	20.46%
Frank B. Apodaca(6)	188,699	100,000	30,849	319,548	1.77%
Robert L. Bintliff(7)	3,000	50,000	—	53,000	0.29%
David Wysong	—	20,000	—	20,000	0.11%

	As of March 30, 2007
			Other	Beneficial Ownership
	Shares	Stock	Beneficially	Total
	Owned of	Option	Owned	Shares
Name of Beneficial Owner	Record	Shares	Shares	Owned	Percent

Eliseo Ruiz III(8)	2,200	75,000	—	77,200	0.43%
Ian R. Stuart(9)	583,961	—	—	583,961	3.24%
Carl H. Fisher(10)	46,054	—	—	46,054	0.26%
Michael K. Owens(11)	92,107	—	—	92,107	0.51%
Nancy L. Zalud(12)	46,054	—	—	46,054	0.26%
Our Executive Officer and Directors as a group of fourteen persons	4,792,447	523,000	3,273,162	8,588,609	47.68%
					0.00%
Other Beneficial Owners:					0.00%
Ready One Industries	1,961,784	—	—	1,961,784	10.89%
US Special Opportunities Trust PLC(3)	801,813	—	—	801,813	4.45%
Renaissance Capital Growth & Income Fund III, Inc.(3)	890,500	—	—	890,500	4.94%
Premier RENN US Emerging Growth Fund Limited(3)	750,000	—	—	750,000	4.16%
Renaissance US Growth Investment Trust PLC(3)	800,000	—	—	800,000	4.44%
RENN Capital Group, Inc.(3)	—	—	3,242,313	3,242,313	18.00%
Rodney D. Baber	1,043,354	—	—	1,043,354	5.79%
Lewis Opportunity Fund, LP	1,173,700	—	—	1,173,700	6.52%
R & R Opportunity Fund, LP	865,965	—	—	865,965	4.81%

(1)	Shares not outstanding but deemed beneficially owned by virtue of the right of the named person to acquire the shares within 60 days of the above-mentioned date are treated as outstanding for determining the amount and percentage of common stock owned by the person. Shares for which beneficial ownership is disclaimed by an individual also are included for purposes of determining the amount and percentage of Common Stock owned by such individual. Based upon our knowledge, each named person has sole voting and sole investment power with respect to the shares shown except as noted, subject to community property laws, where applicable.

(2)	The percentage shown was rounded to the nearest one-tenth of one percent, based upon 18,011,292 shares of common stock being outstanding on March 30, 2007.

(3)	The 3,242,313 “Other Beneficially Owned Shares” are owned by US Special Opportunities Trust PLC (801,813 shares), Renaissance Capital Growth & Income Fund III, Inc. (890,500 shares), Premier RENN US Emerging Growth Fund Limited (750,000 shares), Renaissance US Growth Investment Trust PLC (800,000 shares), each of which is an investment fund managed by RENN Capital Group, Inc. Mr. Cleveland controls RENN Capital Group, Inc. and is deemed, therefore, deemed to be the beneficial owner of the common stock shares.

(4)	Pursuant to the terms of our merger acquisition of ICM, Messrs. Nauert and Boemi became members of our Board of Directors on January 29, 2007.

(5)	Under the terms of our merger acquisition of ICM, we are obligated to issue and deliver additional common stock shares to the shareholders of ICM including the Peter W. Nauert Revocable Trust that is controlled by Mr. Nauert. The issuance of the additional shares is based upon the adjusted earnings before interest, taxes, depreciation and amortization of Insuraco USA and its subsidiaries. The number of additional shares that may be issued to Mr. Nauert is not determinable as of the date of this report, but the maximum number of shares that we may deliver is 5,533,482.

(6)	Mr. Apodaca had an agreement with National Center for Employment of the Disabled (“NCED”), the former parent of AAI and for whom he previously provided service. This agreement entitles Mr. Apodaca to 10% of the common stock shares and cash we paid or will pay NCED for Access. Mr. Apodaca has received 183,699 common stock shares and (ii) is entitled to and is the beneficial owner of an additional 30,849 shares. He has also purchased 5,000 of our shares directly and currently has options exercisable within 60 days of the record date for 62,500 shares. Mr. Apodaca holds additional options to purchase 87,500 common stock shares that are not exercisable and will not be exercisable within 60 days of the date of this report.

(7)	Mr. Bintliff is our Chief Financial Officer. The beneficially owned shares and percentage of outstanding shares include 50,000 shares of our common stock issuable upon exercise of stock options. Mr. Bintliff holds additional options to purchase 200,000 common stock shares that are not exercisable and will not be exercisable within 60 days of the date of this report.

(8)	Mr. Ruiz is our General Counsel. The beneficially owned shares and percentage of outstanding shares include 75,000 common stock shares that are exercisable or will be exercisable within 60 days of the date of this report. Mr. Ruiz holds additional options to purchase 175,000 common stock shares that are not exercisable and will not be exercisable within 60 days of the date of this report.

(9)	In January 2007, Mr. Stuart became our Chief Operating Officer.

(10)	In January 2007, Mr. Fisher became our President and Chief Marketing Officer of our Adult Care Plans/Rx America subsidiary that was acquired as part of our merger acquisition of ICM.

(11)	In January 2007, Mr. Owens became our President of our America’s Health Care/Rx Plan Agency, Inc. subsidiary that was acquired as part of our merger acquisition of ICM.

(12)	In January 2007, Ms. Zalud became our Vice President of Marketing and Communications.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our policies with respect to related party transaction are included in more general conflict of interest policies and practices set forth in our Code of Conduct.

Our Code of Conduct prohibits conflicts involving family members, ownership in outside businesses, and outside employment. Our directors, officers and employees and their family members are not permitted to own, directly or indirectly, a significant financial interest in any business enterprise that does or seeks to do business with, or is in competition with, us unless prior specific written approval has been granted by our Board of Directors. As a guide, “a significant financial interest” refers to an ownership interest of more than 1% of the outstanding securities or capital value of the business enterprise or that represents more than 5% of the total assets of the director, officer, employee or family member.

Our Corporate Governance and Nominating Committee is charged with reviewing conflicts of interests. If the matter cannot be resolved by the committee, our Board of Directors may take action, or in the case of a conflict among all or nearly all of the members of our Board of Directors, the matter may be brought to our shareholders.

Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and stockholders that beneficially own more than 5% of our common stock during 2006 and 2005. These transactions will continue in effect and may result in conflicts of interest between us and these individuals. Although our officers and directors have fiduciary duties to us and our stockholders, there can be no assurance that conflicts of interest will always be resolved in favor of us and our stockholders.

Certain Relationships with NCED.  On June 18, 2004, we acquired Access HealthSource, Inc. (“AAI”) for a purchase price of up to $9,350,000 plus payment of acquisition costs from Ready One Industries, formerly National Center for Employment of the Disabled, Inc. (“NCED”) of which Frank Apodaca served as Chief Administration Officer. Mr. Apodaca, previously served as our President and Chief Operating Officer, also serves as the President and Chief Executive Officer of AAI and has retained that position after the acquisition. The purchase price was in part based upon a multiple of 3.22 of the earnings before interest, taxes, depreciation and amortization of AAI (“EBITDA”) for the years ending December 31, 2004, 2005 and 2006. The total purchase consideration was $7,863,000 that includes cash payments totaling $4,232,000 and issuance of 2,145,483 shares with a value of $3,632,000. Total acquisition costs through December 31, 2006 were $381,000. Including the merger consideration paid and delivered, and the acquisition costs, the total purchase price is $8,244,000. Mr. Apodaca has an agreement with Ready One Industries entitling Mr. Apodaca to 10% of the proceeds (stock or cash) from the sale of AAI. This agreement pre-dated our purchase of AAI. The 16,780 square feet of office space we lease for our AAI operation in El Paso as described in Item 2 was owned by NCED through January 2007. Market rates were compared prior to the execution of this lease to ensure that the lease terms were consistent with an impartial, arms-length transaction. Total payments of $169,000 were paid to NCED under this agreement in 2006. AAI also earned revenue from NCED of $729,000 and $684,000 in 2005 and 2006, respectively.

Mr. Nauert’s Relationship with The States General Life Insurance Company.  On October 3, 2003, Strategic Acquisition Partners, a privately held company (“SAP”), purchased Aegis Financial Corporation (Aegis), the sole owner of SGLIC. Mr. Nauert owned a 75% interest in SAP. SGLIC was facing financial challenges at the time Aegis was purchased by SAP. The previous owner of Aegis had refused to provide the capital and other financial resources necessary for SGLIC to continue its operations. Mr. Nauert believed that he could effect a turnaround of SGLIC by refocusing its sales and marketing initiatives and reducing expenses. However, by the second half of 2004, it became apparent that emerging health insurance claims were significantly greater than predicted at the time SAP acquired SGLIC and that SGLIC’s capital was being significantly depleted. During the fourth quarter of 2004, Mr. Nauert led various initiatives to recapitalize SGLIC. Despite various expressions of preliminary interest, the potential investors in SGLIC, failed to provide the capital resources necessary to allow SGLIC to continue its operations. Accordingly, in February 2005, Mr. Nauert and SAP agreed to place SGLIC in permanent receivership with the Texas Insurance Commission (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484 in the 126th District Court of Travis County, Texas). At the time SGLIC was placed into receivership, Mr. Nauert was the Chairman of the Board of SGLIC and the principal shareholder of its ultimate parent, SAP. Additionally, Michael K. Owens, President of America’s Health Care/Rx Plan Agency, Inc., was an officer of SGLIC. Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Chief Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. ICM, its subsidiaries and Messrs. Nauert and Smith intend to exercise their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of Insurance Capital Management, Inc. and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. Access Plans has been named as a defendant in this action as a successor-in-interest to ICM. In connection with our merger-acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and us against any losses resulting from this matter.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees for professional services rendered to us for the years ended December 31, 2006 and 2005 were as follows:

Audit Fees.  For audit services provided to us by Hein & Associates LLP for the year ended December 31, 2006, fees are expected to be $160,000. During the year ended December 31, 2005, we were billed $142,000.

Audit Related Fees.  During the years ended December 31, 2006 and 2005, we incurred audit related fees of $37,000 and $34,000 related primarily to reviews of SEC filings, respectively.

All Other Fees.  During the year ended December 31, 2006, we incurred other fees of $215,000 in connection with the acquisition of ICM.

In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services. In accordance with our Audit Committee Charter the provision of services by Hein & Associates, LLP and BDO Seidman, LLP (other than audit, review or attest services) were approved prior to the provision of the services and 100% of those services that were not pre-approved were promptly brought to the attention of our Audit Committee and approved prior to completion of the audit of our financial statements for each of 2006 and 2005.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K

(1) Index and Consolidated Financial Statements

(2) Financial Statement Schedules required to be filed by Item 8 of this form

None

All schedules are omitted because they are not applicable.

(b) Exhibits

EXHIBIT INDEX

Exhibits will be provided upon request by the U.S. Securities and Exchange Commission

Exhibit
No.	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation
3.2	Registrant’s Amended and Restated Bylaws
4.1	Form of certificate of the common stock of Registrant
4.2	Form of Underwriter’s Warrant and Warrant Certificate, incorporated by reference to Exhibit 4.2 of Registrant’s Form SB-2 Registration Statement (No. 333-86643).
10.1	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.
10.2	Precis, Inc. 2002 Non-Employee Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on December 29, 2006.
10.3	Employment Agreement dated November 1, 2004, between registrant and Robert Bintliff, incorporated by reference to Exhibit 10.7 on registrant’s Form 10-K filed with the Commission on April 18, 2005.
10.4	Employment Agreement dated June 18, 2004, between registrant and Frank Apodaca, incorporated by reference to Exhibit 2.2 at registrants Form 8-K filed with the Commission on July 2, 2004.
10.5	Services Agreement with Lifeguard Emergency Travel, Inc.
23.1	Consent of Independent Registered Public Accounting Firm-BDO Seidman, LLP.
23.2	Consent of Independent Registered Public Accounting Firm-Hein & Associates LLP
31.1	Rule 13a-14(a) Certification of Peter W. Nauert as Chairman of the Board, President and Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Robert L. Bintliff as Chief Financial Officer.
32.1	Section 1350 Certification of Peter W. Nauert as Chairman of the Board, President and Chief Executive Officer
32.2	Section 1350 Certification of Robert L. Bintliff as Chief Financial Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PLANS USA, INC.
(Registrant)

By:	/s/ PETER W. NAUERT
Peter W. Nauert
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: April 2, 2007

By:	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Chief Financial Officer

Date: April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PETER W. NAUERT Peter W. Nauert	Chairman of the Board of Directors, President and Chief Executive Officer	April 2, 2007

/s/ ROBERT L. BINTLIFF Robert L. Bintliff	Chief Financial Officer	April 2, 2007

/s/ ANDREW A. BOEMI Andrew A. Boemi	Director	April 2, 2007

/s/ RUSSELL CLEVELAND Russell Cleveland	Director	April 2, 2007

/s/ KENNETH S. GEORGE Kenneth S. George	Director	April 2, 2007

/s/ J. FRENCH HILL J. French Hill	Director	April 2, 2007

/s/ KENT H. WEBB, M.D. Kent H. Webb, M.D.	Director	April 2, 2007

/s/ NICHOLAS J. ZAFFIRIS Nicholas J. Zaffiris	Director	April 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Access Plans USA, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of Access Plans USA, Inc. (formerly Precis, Inc.) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Plans USA, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 11 to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payment.

(Signed Hein & Associates LLP)

Dallas, Texas
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Access Plans USA, Inc.
Irving, Texas

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Access Plans USA, Inc. (formerly Preis, Inc.), for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for Access Plans USA, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

(Signed BDO Seidman, LLP)

Dallas, Texas
April 11, 2005, except for Note 18 which is as of March 30, 2007.

ACCESS PLANS USA, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005

Dollars in Thousands	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$3,232	$6,011
Unrestricted short-term investments	200	—
Restricted short-term investments	1,420	250
Cash-in-trust	—	5,585
Accounts and notes receivable, net	190	263
Income taxes receivable	322	1,046
Inventory	20	332
Prepaid expenses	1,492	1,467

Total current assets	6,876	14,954
Fixed assets, net	924	1,124
Goodwill and other intangible assets, net	7,471	14,332
Deferred tax asset	387	275
Other assets	662	179

Total assets	$16,320	$30,864

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$178	$467
Accrued commissions	156	380
Accrued cost of business combinations	—	1,170
Other accrued liabilities	1,458	1,590
Franchise taxes payable	429	507
Members’ liabilities	—	5,585
Deferred fees	82	47
Current portion of capital leases	190	241
Deferred tax liability	387	275

Total current liabilities	2,880	10,262
Capital lease obligations, net of current portion	48	238

Total liabilities	2,928	10,500
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 14,012,763 and 13,704,269 issued, respectively, and 13,512,763 and 13,204,269 outstanding, respectively	140	137
Additional paid-in capital	29,691	28,942
Accumulated deficit	(15,388)	(7,664)
Less: treasury stock (500,000 shares)	(1,051)	(1,051)

Total stockholders’ equity	13,392	20,364

Total liabilities and stockholders’ equity	$16,320	$30,864

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Dollars in Thousands, Except Earnings per Share	2006	2005	2004

Service revenues	$21,974	$30,028	$37,413
Operating expenses:
Cost of operations	10,514	13,138	15,826
Sales and marketing	5,463	7,486	11,358
General and administrative	6,776	9,769	10,385
Impairment charge for goodwill	6,440	12,900	2,000

Total operating expenses	29,193	43,293	39,569

Operating loss	(7,219)	(13,265)	(2,156)

Other income (expense), net:
Interest income (expense), net	355	159	(57)
Loss before taxes	(6,864)	(13,106)	(2,213)
Provision for income taxes (benefit) expense	(50)	123	(556)

Loss from continuing operations	(6,814)	(13,229)	(1,657)
Discontinued:
Gain on sale of discontinued operations, net of taxes of $180	—	300	—
Loss from discontinued operations, net of tax benefit of $0, $73 and $179, respectively	(910)	(442)	(299)

Net loss	$(7,724)	$(13,371)	$(1,956)

Loss per share:
Basic
Continuing operations	$(0.51)	$(1.06)	$(0.14)

Discontinued operations	$(0.07)	$(0.01)	$(0.03)

Diluted
Continuing operations	$(0.51)	$(1.06)	$(0.14)

Discontinued operations	$(0.07)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic	13,486,562	12,432,591	11,921,946

Diluted	13,486,562	12,432,591	11,921,946

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

			Additional		Retained Earnings
	Common Stock		Paid-in	Treasury	(Accumulated
Dollars in Thousands	Shares	Amount	Capital	Stock	Deficit)	Total

Balance, December 31, 2003	11,872,147	$119	$25,821	$—	$7,663	$33,603
Stock option exercised, net of tax	1,250	—	4	—	—	4
Issuance of stock in business combinations	488,486	5	1,395	—	—	1,400
Other	(26,117)	(1)	1	—	—	—
Purchase of treasury stock at cost	(255,946)	—	—	(682)	—	(682)
Net loss	—	—	—		(1,956)	(1,956)

Balance, December 31, 2004	12,079,820	123	27,221	(682)	5,707	32,369
Stock option exercised, net of tax	20,000	—	25	—	—	25
Issuance of stock in business combinations	1,348,503	14	1,696	—	—	1,710
Purchase of treasury stock at cost	(244,054)	—	—	(369)	—	(369)
Net loss	—	—	—	—	(13,371)	(13,371)

Balance, December 31, 2005	13,204,269	137	28,942	(1,051)	(7,664)	20,364
Stock option expense	—	—	231	—	—	231
Issuance of stock in business combinations	308,494	3	518	—	—	521
Net loss	—	—	—	—	(7,724)	(7,724)

Balance, December 31, 2006	13,512,763	$140	$29,691	$(1,051)	$(15,388)	$13,392

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Dollars in Thousands	2006	2005	2004

Operating activities:
Net loss	$(7,724)	$(13,371)	$(1,956)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	774	1,754	2,323
Gain on sale of discontinued operations	—	(480)	—
Other non-cash items and loss on disposal of fixed assets	453	94	176
Provision for losses on accounts and notes receivable	39	198	1,012
Stock option expense	231	—	—
Goodwill impairment including tax considerations	6,866	12,900	2,000
Deferred income taxes	—	1,146	(1,041)
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	34	(149)	(208)
Income taxes receivable	724	(66)	(859)
Inventory	128	(188)	1
Prepaid expenses	(25)	(920)	(97)
Other assets	75	7	(139)
Accounts payable	(289)	(3)	48
Accrued liabilities	(518)	(299)	243
Deferred fees	35	(107)	(17)
Income taxes payable	(78)	(2)	273

Net cash provided by operating activities	725	514	1,759

Investing activities:
Increase in unrestricted short-term investments	(200)	—	—
Increase in restricted short-term investments	(1,170)	(250)	—
Purchase of fixed assets	(848)	(336)	(736)
Cash used in business combination, net of cash acquired	(1,045)	(1,711)	(1,859)
Proceeds from sale of discontinued operations	—	475	—

Net cash used in investing activities	(3,263)	(1,822)	(2,595)

Financing activities:
Exercise of stock options	—	25	4
Payments of capital leases	(241)	(620)	(1,291)
Purchase of treasury stock	—	(369)	(682)

Net cash used in financing activities	(241)	(964)	(1,969)

Net decrease in cash and cash equivalents	(2,779)	(2,272)	(2,805)
Cash and cash equivalents at beginning of year	6,011	8,283	11,088

Cash and cash equivalents at end of year	$3,232	$6,011	$8,283

Supplemental disclosure:
Income taxes recovered (paid), net	$998	$(155)	$(1,106)

Interest paid	$50	$72	$91

Non-cash investing and financing activities:
Acquisition of fixed assets through capital leases, net of retirements	$—	$507	$186

Issuance of stock in business combination	$521	$1,710	$1,400

Cash-in-trust collected, net of refunds and claims paid	$(5,585)	$663	$2,153

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature of Business

Access Plans USA, Inc., formerly Precis, Inc. (the “Company”) is a provider of innovative healthcare and other membership service programs. The Company offers savings on healthcare services throughout the United States to persons who are under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. These programs are sold primarily through a network marketing strategy under the name Care Entréetm and through private label resellers. The Company also addresses the needs of self-funded employers and groups by providing third party administration services and access to a proprietary PPO network.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation.  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, The Capella Group, Inc., Foresight, Inc. (discontinued and dissolved in 2005), Care Financial, LLC (formerly Smart Care Insurance Agency LLC) and Access HealthSource, Inc. (“AAI”). All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment. Actual results could differ from those estimates and such differences could be material.

Revenue Recognition.  Revenue recognition varies based on source.

Healthcare Membership Revenues.  The Company recognizes its Care Entréetm program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, the Company’s private label partners bill their members for the membership fees and the Company’s portion of the membership fees is periodically remitted to the Company. During the time from the billing of these private-label membership fees and the remittance to it, the Company records a receivable from the private label partners and records an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.

Membership enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period that averages eight to ten months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the applicable contract. Judgment is involved in the allocation of costs to determine the direct costs netted against those deferred revenues, as well as in estimating the membership period over which to amortize such net revenue. The Company maintains a statistical analysis of the costs and membership periods as a basis for adjusting these estimates from time to time.

AAI Third Party Administration.  AAI’s principal sources of revenues include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental Purchase and Club Membership Revenues.  Rental purchase and club membership revenues are recognized in the month that the Company’s products and services have been delivered to its clients. Up until December 2005, the Company sold rental purchase and club membership programs on a wholesale basis to its clients.

Commission Expense.  Commissions are accrued in the month in which a member has enrolled in the Care Entréetm program. Commissions are only paid to the Company’s independent marketing representatives in the following month after the related membership fees have been received by the Company. The Company does not pay advanced commissions on membership sales.

Cash-in-Trust.  Cash-in-trust consists of cash and cash equivalents held on behalf of members who have escrowed funds with the Company. These funds are owned by the members and are presented in the Company’s December 31, 2005 balance sheet as an asset under the description “cash-in-trust” and as a liability under the description “members’ liabilities.” These funds were returned to the members in 2006.

Cash and Cash Equivalents.  Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

Unrestricted Short-Term Investments.  Short term investments with original maturities of more than three months and less than one year.

Restricted Short-Term Investments.  Short term investments, with original maturities of one year or less, pledged to obtain processing and collection arrangements for credit card and automated clearing house payments.

Trade Accounts Receivable and Notes Receivable.  Accounts receivable and notes receivable represent amounts due from private label partners who market the Company’s Care Entrée product and bill the members directly. The Company does not charge interest on any of its outstanding trade accounts receivable. The Company does charge an immaterial amount of interest, at a negotiated rate, on its notes receivable. If there is any doubt about the collectability of a note, the Company ceases to accrue interest on that note. The Company reviews accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. An allowance is provided for any receivable balance where recovery is considered to be doubtful. Any bad debt arising is written off as incurred. The Company does not require collateral on its receivables.

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

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of December 31, 2006 and 2005, the net book value of capitalized software costs was $324,000 and $210,000 respectively. Amortization expense related to capitalized software was $118,000, $598,000 and $190,000 in fiscal years 2006, 2005 and 2004, respectively. At October 1, 2004, the Company adjusted the estimated useful life for certain of its internal-use software to a period ending June 30, 2005. Depreciation expense was adjusted from that date in October 2004 forward, increasing depreciation expense in 2005 and 2004 by $75,000 and $150,000 respectively.

Other Intangible Assets.  Other intangible assets consist of trademarks which have a have a useful life of 50 years and can be renewed indefinitely.

Goodwill.  Goodwill represents the excess of acquisition costs over the fair value of net identifiable assets acquired. Goodwill is not amortized, but it is reviewed on an annual basis in order to determine if impairment exists. Where necessary, an impairment charge ($6,866,000 in 2006 including tax considerations of $426,000, $12,900,000 in 2005 and $2,000,000 in 2004) is recorded to reflect management’s assessment that, based upon current and projected revenues, earnings and other factors, the estimated fair value of the operating unit’s goodwill did not exceed its carrying value.

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

Net Earnings per Share.  Basic net earnings per share is calculated by dividing the net earnings by the weighted average number of shares outstanding for the year without consideration for common stock equivalents. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding for the year. Diluted earnings per share are not considered when there is a net loss. For the years ended December 31, 2006, 2005, and 2004 outstanding stock option of 43,575, 25,375, and 54,864 shares, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive. The number of stock options and warrants that were considered out-of-the-money and thus excluded for purposes of the diluted earnings per share calculation for the year ended December 31, 2006, 2005 and 2004 was 1,255,354 and 1,089,354 and 991,198 respectively.

Concentration of Credit Risk.  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk. The Company attempts to mitigate this risk by transferring balances not immediately needed into accounts secured with pledged U.S. government securities of short maturity.

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

Fair Value of Financial Instruments.  The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable and capital lease obligations approximate fair value because of the short-term maturity of these items.

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in year ended December 31,2006 includes:

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Recently Issued Accounting Standards.  In December 2004, SFAS No. 123 “Accounting for Stock-Based Compensation” was revised (“SFAS No. 123R”). SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions and requires that companies record compensation expense for employee stock options awards. SFAS No. 123R is effective for annual reports beginning after June 15, 2005. The Company adopted SFAS No. 123R on January 1, 2006 using the modified prospective method. See Note 10.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006. Upon adoption of FIN 48, the cumulative effect will be reported as an adjustment to the opening balance of retained earnings at January 1, 2007. The Company does not believe that adoption of FIN 48 will have a material impact on the Company’s financial statements.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s financial statements.

Note 3 — Business Combination

On June 18, 2004, the Company acquired AAI for a purchase price of $8,244,000. The total includes cash payments of $4,232,000 and distribution of 2,145,483 shares with a value of $3,632,000 paid to the seller and acquisition costs of $380,000 through December 31, 2006. AAI completes the Company’s healthcare offering which is to provide individuals and employee group markets access to preferred provider networks, medical escrow accounts and third party administration capabilities to adjudicate and pay for the medical claims.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following condensed results of operations presents the Company’s operating results prepared on a pro-forma basis, as if the acquisition of AAI had occurred at the beginning of 2004.

For the Year
Ended December 31,
Dollars in Thousands	2004 (Unaudited)

Revenues	$40,292

Net loss	$(1,710)

Loss per common share
Basic
From continuing operations	$(0.14)

From discontinued operations	$(0.03)

Diluted
From continuing operations	$(0.14)

From discontinued operations	$(0.03)

Weighted average common shares outstanding:

Basic	12,329,018

Diluted	12,329,018

Mr. Apodaca, AAI’s Chief Operating Officer, has an agreement with Ready One Industries, formerly National Center for Employment of the Disabled (“NCED”). NCED is the party from whom the Company acquired AAI in June 2004. This agreement between Mr. Apodaca and NCED predates the Company’s acquisition of AAI and entitles him to 10% of the proceeds (stock or cash) from the sale of AAI. Pursuant to this agreement, as of December 31, 2006, Mr. Apodaca has received 214,548 of the Company’s shares and is entitled to receive $223,000 from NCED.

Note 4 — Accounts and Notes Receivable

During 2006 and 2005, the Company held notes receivable with certain private label clients. Accounts and notes receivable are comprised of the following at December 31,

Dollars in Thousands	2006	2005

Accounts receivable	$276	$320
Allowance for doubtful accounts receivable	(86)	(83)

Accounts receivable, net	190	237

Notes receivable	154	206
Allowance for doubtful notes receivable	(154)	(180)

Notes receivable, net	—	26

Accounts and notes receivable, net	$190	$263

Based on the information available to the Company, the Company believes its allowances for both doubtful accounts and notes receivable are adequate. However, actual write-offs might exceed the recorded allowance. The Company has recognized bad debt expense of $39,000, $198,000 and $1,012,000 for 2006, 2005, and 2004, respectively.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Prepaid Expenses

Prepaid expenses are comprised of the following at December 31,

Dollars in Thousands	2006	2005

Provider network premiums	$435	$643
Member services	400	—
Insurance	511	484
Postage	50	134
Service contracts	10	57
Rent	—	31
Other	86	118

	$1,492	$1,467

Note 6 — Fixed Assets

Fixed assets are comprised of the following at December 31,

Dollars in Thousands	2006	2005

Furniture and fixtures	$23	$311
Leasehold improvements	210	169
Computers and office equipment	1,559	1,770
Software	1,144	996
Automobiles	36	—

	2,972	3,246
Accumulated depreciation and amortization	(2,048)	(2,122)

Fixed assets, net	$924	$1,124

Note 7 — Goodwill and Other Intangible Assets

The change in the carrying amount of the Company’s intangible assets for the years ended December 31, 2006 and 2005 are as follows:

Dollars in Thousands	Goodwill	Trademark	Total

Intangible assets, balance as of January 1, 2005	$22,781	$—	$22,781
Contingent consideration paid	4,591	—	4,591
Goodwill impairment charge	(13,040)	—	(13,040)

Intangible assets, balance as of December 31, 2005	14,332	—	14,332
Goodwill impairment charge	(6,440)	—	(6,440)
Tax impact on goodwill impairment charge	(426)	—	(426)
Acquisition of trademark	—	5	5

Intangible assets, balance as of December 31, 2006	$7,466	$5	$7,471

During the year ended December 31, 2006, goodwill decreased by $4,066,000 including tax considerations of $426,000 as the result of an impairment charge primarily due to the decline in the number of lives covered under plans that are administered by AAI. In addition, goodwill for Capella decreased by $2,800,000 as the result of an impairment charge due to the continuing decline in members and revenue.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2005, goodwill increased by $4,591,000 due to the final payments made to acquire AAI. Further, the $13,040,000 was primarily for a impairment of $12,900,000 related to Capella.

To the extent that, in the future, the Company’s revenue and earnings estimates change or the Company’s stock price decreases, further goodwill write-downs may occur.

Note 8 — Capital Leases

The Company has several capital leases for office equipment with a net book value of $63,000 and $451,000 as of December 31, 2006 and 2005, respectively. These lease purchases have been capitalized at the present value of future cash payments discounted using an interest rate of 8.5% for both years and the assets are being depreciated over their estimated useful lives. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net lease payments as of December 31, 2006:

Dollars in Thousands	Amount

2007	$273
2008	51

Total minimum lease payments	324
Less: Executory costs	(25)
Less: Interest	(61)

Present value minimum lease payments	238
Current portion of capital lease obligations	190

Capital lease obligations, net of current portion	$48

The following is a schedule of capital leases in effect as of December 31:

Dollars in Thousands	2006	2005

Capitalized lease assets	$593	$759
Accumulated amortization	(530)	(308)

Net book value	$63	$451

Capitalized lease obligation	$238	$479

For the years ended December 31, 2006, 2005 and 2004, amortization of capitalized lease assets in the amounts of $386,000, $649,000 and $1,344,000 respectively, were included in depreciation and amortization expense. The fourth quarter of 2006 amortization expense included an impairment charge of $151,000 related to the discontinued use of certain leased equipment due to the Company’s outsourcing initiative.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 — Accrued Liabilities

Accrued Liabilities are comprised of the following at December 31,

Dollars in Thousands	2006	2005

Accrued acquisition costs	162	127
Accrued payroll and benefits	326	442
Accrued professional fees	197	254
Unrecoverable claims accrual	116	167
Accrued foresight club premiums	—	123
Other	657	477

	$1,458	$1,590

Note 10 — Stockholders’ Equity

Pursuant to its Certificate of Incorporation, the Company is authorized to issue up to 102,000,000 shares of capital stock, consisting of 100,000,000 shares of common stock, $0.01 par value per share (the “Common Stock”), and 2,000,000 shares of preferred stock, $1.00 par value per share (the “Preferred Stock”). Preferred stock may be issued in series with rights and preferences as determined by the board of directors.

On July 8, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock through open market or private purchase transactions over the next year depending on prevailing market conditions. Through December 31, 2004, the Company had purchased 255,946 shares under this authorization for a total consideration of $682,000 at a weighted average price of $2.66 per share. In 2005, the Company purchased an additional 244,054 shares for a total consideration of $369,000 at a weighted average price of $1.51 per share.

Note 11 — Common Stock Options

Stock-Based Compensation.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Binomial Lattice option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term. The Company’s prior pro-forma presentations used the Black-Scholes option pricing model. If the Company had continued to use the Black-Scholes model the effect on the recorded expense would have been immaterial.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in the consolidated statements of cash flow. SFAS 123(R) requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified and reported as both an operating cash outflow and a financing cash inflow upon adoption of SFAS 123(R).

For the years ended December 31, 2005 and 2004, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during this period had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123R, the Company’s net loss would have been reduced to the following pro-forma amounts:

Dollars in Thousands	2005	2004

Loss from continuing operations	$(13,229)	$(1,657)
Gain on sale of operations, net of taxes	300	—
Loss from discontinued operations	(442)	(299)

Net loss	(13,371)	(1,956)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(361)	(316)

Pro forma net loss	$(13,732)	$(2,272)

If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123R, net loss per share would have been reduced to the following pro-forma amounts:

	2005	2004

Earnings (loss) per share:
Basic — as reported
From continuing operations	$(1.06)	$(0.14)

From sale of and discontinued operations	$(.01)	$(0.03)

Basic — pro-forma
From continuing operations	$(1.09)	$(0.17)

From sale of and discontinued operations	$(.01)	$(0.03)

Diluted — as reported
From continuing operations	$(1.06)	$(0.14)

From sale of and discontinued operations	$(.01)	$(0.03)

Diluted — pro-forma
From continuing operations	$(1.09)	$(0.17)

From sale of and discontinued operations	$(.01)	$(0.03)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options that have no vesting restrictions and are fully transferable. The following assumptions used for grants in 2005 and 2004:

	2005	2004

Risk free interest rate	4.23%	3.94%
Volatility rate	72%	48%
Dividend yield	None	None
Option expected lives	5 yrs	5 yrs

Stock-Based Compensation Plans.  As of December 31, 2006, the Company has two stock-based compensation plans as described below.

In November 1999, the Company’s Board of Directors restated and adopted the 1999 Stock Option Plan with an effective date of November 30, 1999. The Company has reserved 700,000 shares of the Company’s common stock for issuance upon the exercise of options granted under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

In July 2002, the Company’s stockholders adopted the 2002 IMR Stock Option Plan with an effective date of July 29, 2002. The Company has reserved 500,000 shares of its common stock for issuance upon the exercise of options granted under this plan. Under the 2002 IMR Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted. On January 29, 2003, the Board approved a motion effective June 1, 2003 for the discontinuance of any further stock option grants under the 2002 IMR Stock Option Plan.

In July 2002, the Company’s stockholders adopted the 2002 Non Employee Stock Option Plan with an effective date of July 29, 2002. The Company has reserved 500,000 shares of its common stock for issuance upon the exercise of options granted under this plan. Under the 2002 Non Employee Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the options granted.

In connection with the Company’s initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants had the right through the expiration date, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders. As of December 31, 2006, 16,500 of these warrants had been exercised at a per share price of $9.00. All warrants expired February 10, 2005.

Amendments to the Stock-Based Compensation Plans.  The Company has made amendments to the stock-based compensation plans as described below.

On June 29, 2003, the Company’s stockholders approved an amendment to increase the number of shares reserved under the Company’s 1999 Stock Option Plan from 700,000 to 1,400,000 shares of common stock for issuance upon the exercise of options under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the option granted. As of December 31, 2006, the number of options remaining available for future issuance under the 1999 Stock Option Plan is 579,000.

On November 8, 2006 the Board of Directors adopted and approved an amendment of the 2002 Non Employee Stock Option Plan. They increased the number of common stock shares reserved for issuance upon the exercise of options granted under the Plan from 500,000 to 1,500,000 shares and the expiration date of the Plan was extended from March 31, 2007 to March 31, 2010. The company’s stockholders approved this amendment on January 30, 2007.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Stock Option Information.  In November 2006, the Board of Directors granted 310,000 options to Company officers. These stock options have an exercise price of $1.76, a five year life and vest in equal portions over four years. The Company recognized about $16,000 of expense in 2006 related to these grants and expects to recognize a total additional compensation expense of approximately $200,000 over the four year vesting period of these options.

In November 2006, the Board of Directors voted to reprice all outstanding stock options effective December 27, 2006 with an exercise price greater than $2.00 per share held by the Company’s current directors and officers. As a result, the exercise price of outstanding options on 649,000 shares, subject to repricing, was reduced from a range of $2.24 to $9.50 per share to $2.00 per share. There was no change in the number of shares subject to each repriced stock option, vesting, expiration date, or other terms. The Company expects to recognize a total additional compensation expense of $158,000 over the remaining average vesting life of these options of 1.3 years. Approximately $127,000 was recognized in the fourth quarter of 2006, as a result of repricing currently vested options, and the remaining $31,000 will be recognized in 2007 and 2008.

The total outstanding stock options held by Directors as of December 31, 2006 were for 475,000 shares with a weighted average exercise price of $1.99. During 2006, the Company’s executives and directors exercised no stock options and forfeited 184,000 stock options. Compensation costs of $231,000 was included in general and administrative expenses. The tax benefit related to compensation costs is $85,000. The changes in outstanding stock options for the year are as follows:

		2006
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Options	Price	Value

Outstanding at beginning of year	1,301,354	$3.48	$1.58
Granted	310,000	1.76	0.95
Exercised	—	—	—
Forfeited	(184,000)	4.13	1.77

Outstanding at end of year	1,427,354	2.21	1.39

Vested (exercisable)	832,854	2.45	1.58
Non-Vested	594,500	1.87	1.12

Outstanding at end of year	1,427,354	2.21	1.39

The options outstanding and exercisable are as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
Price Range	At 12/31/06	Life (Years)	Price	12/31/06	Price

$1.05 to $1.75	212,000	3.7	$1.32	137,000	$1.29
$1.76 to $3.55	1,113,066	2.9	2.07	605,566	2.22
$3.56 to $5.25	74,550	1.2	4.39	62,550	4.45
$5.26 to $9.50	27,738	0.2	8.65	27,738	8.65

	1,427,354	2.9	2.21	832,854	2.45

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005 Stock Option Information.  During the year ended December 31, 2005, 224,000 stock options were granted to the Company’s officers and directors. These stock options had a weighted average exercise price of $1.37 and were immediately exercisable. The total outstanding stock options held by Directors as of December 31, 2005 were for 622,000 shares with a weighted average exercise price of $3.71. The Company’s directors exercised 10,000 stock options in December 2005. The Company’s officers and directors forfeited stock options on 295,000 during the year ended December 31, 2005. The Company adopted the fair value recognition provisions of SFAS 123(R) effective January 1, 2006, using the modified prospective transition method and, therefore, no compensation costs were recorded in 2005. The changes in outstanding stock options for the year are as follows:

		2005
		Weighted
		Average	Weighted
		Exercise	Average
	Options	Price	Fair Value

Outstanding at beginning of year	1,489,764	$4.01	$1.78
Granted at market value	224,000	1.37	1.02
Exercised	(20,000)	1.25	0.55
Forfeited	(392,410)	4.39	1.95

Outstanding at end of year	1,301,354	3.48	1.58

Vested	842,229	3.88	1.79
Non-Vested	459,125	4.18	1.84

Outstanding at end of year	1,301,354	3.48	1.58

The options outstanding and exercisable are as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
Price Range	At 12/31/05	Life (Years)	Price	12/31/05	Price

$1.05 to $1.75	212,000	4.8	$1.32	112,000	$1.27
$1.76 to $3.55	610,566	3.5	2.80	366,816	2.85
$3.56 to $5.25	348,550	3.4	4.34	234,800	4.54
$5.26 to $9.50	130,238	2.4	7.90	128,613	7.89

	1,301,354	3.6	3.48	842,229	3.88

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2004 Stock Option Information.  The total outstanding stock options held by Directors as of December 31, 2004 was 498,000 with a weighted average exercise price of $4.29. The Company’s directors did not exercise and/or forfeit any stock options for the year ended December 31, 2004. The Company adopted the fair value recognition provisions of SFAS 123(R) effective January 1, 2006, using the modified prospective transition method and, therefore, no compensation costs were recorded in 2004. The changes in outstanding stock options for the year are as follows:

		2004
		Weighted
		Average	Weighted
		Exercise	Average
	Options	Price	Fair Value

Outstanding at beginning of year	991,014	$5.73	$1.88
Granted at market value	845,500	3.20	1.47
Exercised	(8,750)	3.55	1.55
Forfeited	(338,000)	7.02	1.75

Outstanding at end of year	1,489,764	4.01	1.78

Vested	702,514	4.45	2.01
Non-Vested	787,250	3.62	1.58

Outstanding at end of year	1,489,764	4.01	1.78

The options outstanding and exercisable are as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
Price Range	At 12/31/04	Life (Years)	Price	12/31/04	Price

$1.25 to $1.87	40,000	1.0	$1.25	40,000	$1.25
$2.24 to $3.55	652,566	4.4	2.84	300,441	2.95
$3.82 to $5.25	630,460	4.1	4.35	216,710	4.81
$5.78 to $8.51	137,738	3.4	7.61	130,238	7.72
$9.37 to $9.50	29,000	2.2	9.50	15,125	9.50

	1,489,764	4.0	4.01	702,514	4.45

Note 12 — Income Taxes

The income tax provision for the years ended December 31, 2006, 2005 and 2004 consists of:

Dollars in Thousands	2006	2005	2004

Current provision	$(465)	$(916)	$306
Deferred provision	415	1,146	(1,041)

Provision for income taxes	$(50)	$230	$(735)

Tax provision (benefit) from continuing operations	$(50)	$41	$(650)
Tax provision (benefit) from sale and discontinued operations	$—	$189	$(85)

Provision (benefit) for income taxes	$(50)	$230	$(735)

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income tax assets and liabilities as of December 31, 2006 and 2005 are comprised of:

Dollars in Thousands	2006	2005

Deferred income tax assets:
Net operating loss carryforwards	$1,047	$739
Allowance for doubtful accounts and notes	89	85
Depreciation and impairment of fixed assets	41	61
Accrued expenses	201	254
Valuation allowance	(862)	(116)

Total deferred tax assets	516	1,023

Deferred income tax liabilities:
Prepaid expenses	516	544
Depreciation	—	—
Intangible asset basis differences	—	479

Total deferred tax liabilities	516	1,023

Deferred tax asset, net	$—	$—

Deferred tax asset, current	$—	$—
Deferred tax asset, non-current	387	275
Deferred tax liability, current	(387)	(275)

Deferred tax asset, net	$—	$—

At December 31, 2006 and 2005, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $3,081,000 and $2,174,000, respectively, expiring at various dates through 2020. The NOL carryforwards after tax effects of 34% result in a deferred tax asset of $1,047,000 and $739,000 as of December 31, 2006 and 2005, respectively. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods. The Company’s ability to use these losses prior to year-end 2006 to offset future taxable income is subject to an annual limitation of approximately $192,000 under the Internal Revenue Code.

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	2006	2005	2004

Federal statutory rate	(34.0)%	34.0%	(34.0)%
Permanent differences	31.3%	(32.4)%	0.0%
State rate	6.4%	(0.9)%	8.1%
Increase in valuation allowance	(5.3)%	0.0%	0.0%
Other	0.8%	(0.8)%	(1.4)%

	(0.8)%	(0.1)%	(27.3)%

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 — Related Party Transactions

Mr. Apodaca, AAI’s Chief Operating Officer, has an agreement with Ready One Industries, formerly National Center for Employment of the Disabled (“NCED”). NCED is the party from whom the Company acquired AAI in June 2004. This agreement between Mr. Apodaca and NCED predates the Company’s acquisition of AAI and entitles him to 10% of the proceeds (stock or cash) from the sale of AAI. Pursuant to this agreement, as of December 31, 2006, Mr. Apodaca has received 214,548 of the Company’s shares and is entitled to receive $223,000 from NCED.

The office space we lease for our AAI operation in El Paso was owned by NCED through January 2007. Total payments of $169,000 were paid to NCED under this agreement in 2006. AAI also earned revenue from NCED of $729,000 and $684,000 in 2005 and 2006, respectively.

Note 14 — Commitments and Contingencies

Legal Proceedings.  In the normal course of business, the Company may become involved in litigation or in settlement proceedings relating to claims arising out of the Company’s operations. Except as described below, the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Kirk, et al v Precis, Inc. and David May.  On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, Eugene M. Kennedy, P.A., Stewart & Associates, CPA’s, P.A. and Kimberly Decamp, Plaintiffs vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs Robert Kirk (doing business as US Asian Advisors, LLC or U.S. Asian Capital Investors, LLC), Kimberly Decamp and Stewart & Associates, CPA’s, P.A. held warrants exercisable for the purchase of 9,000, 48,000 and 4,000 shares, respectively, of the Company’s common stock for $9.00 per share on or before February 8, 2005. The plaintiffs Eugene M. Kennedy, P.A. and Kimberly Decamp held stock options that expired on June 30, 2003, and that were exercisable for 15,000 and 170,000 shares, respectively, of the Company’s common stock for $9.37 per share. David May served as the Company’s Secretary and Vice President and General Counsel through January 5, 2004.

The plaintiffs alleged that they were not allowed to exercise their stock options and warrants in May 2003 due to actions and inactions of Mr. May and that these actions and inactions constituted fraud, misrepresentation, negligence and legal malpractice. All communications with Mr. May were through the plaintiffs’ broker, Burt Martin Arnold Securities, Inc. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of the Company’s common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs.

On July 13, 2005, the court entered a judgment in the Company’s favor, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The trial court’s judgment was affirmed by the Court of Appeals for the Second Judicial District of Texas. The plaintiffs may appeal the appellate court’s decision to the Texas Supreme Court. While the Company cannot offer any assurance as to the outcome of the appeal, the Company believes that there exists no basis on which the judgment in the Company’s favor will be overturned.

Zermeno v Precis The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., an Oklahoma corporation and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Zermeno plaintiffs are former members of the Care Entréetm discount health care program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of the Company’s Care Entréetm program violates Health and Safety Code §445 (“Section 445”) that governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. Seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).

The Company fully settled all the claims brought by the California Foundation for Business Ethics, Inc. With the Zermeno plaintiffs, the Company settled the causes of action related to Civil Code §§ 1812.100. The claim under Section 445 and the related claim under Section 17200 remain pending and have been assigned to the Superior Court of California, Los Angeles County under case number BC 300788. A negative result in this case would have a material affect on the Company’s financial condition and would limit the Company’s ability (and that of other healthcare discount programs) to do business in California.

Management believes that the Company has complied with all applicable statues and regulations in the state of California. Although management believes the Plaintiffs’ claims are without merit, the Company cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v The Capella Group, Inc. et al.  The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée, and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health is a third party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entrée, directly and through at least one other party that resells Care Entrée’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices -Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all other states. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.

Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc. (“AAI”).  In June 2004 the Company acquired AAI and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED, was elected to and served on the Company’s Board of Directors until his March 2006 resignation. Frank Apodaca, the President and C.E.O. of AAI served as Chief Administrative Officer for NCED. He also served on the Board of Directors of NCED until his resignation in March 2006. Until July 2006, his employment agreement with the Company allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of the Company’s greater than 10% shareholders as a result of shares it received from the Company’s acquisition of AAI.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NCED provides services to the United States government under various contracts that were awarded to NCED under a federal program that encouraged the use of facilities whose work force is composed of 75% or more disabled workers. In 2006, investigations into NCED revealed that it may not have employed a sufficient number of disabled workers to meet the program’s requirements. Although the Company believes that AAI was not involved in the contracting for NCED’s federal contracts and was not involved in NCED’s operations either before or after the Company’s acquisition of AAI, the investigation of NCED may lead to allegations that either AAI or Mr. Apodaca was involved in inappropriate or illegal activities. The investigation of NCED may also lead to other investigations of AAI’s contracting processes and operations. There are currently no legal actions related to this matter pending against AAI or Mr. Apodaca. Because of these investigations and any related allegations or charges and the associated unfavorable publicity, AAI may lose its local government clients. The loss of these clients and the resulting loss of revenue could have a material adverse effect on the Company’s financial condition and result of operations.

Restricted Short-Term Investments.  In order to arrange for the processing and collection of credit card and automated clearing house payments to it from its customers, the company has pledged cash and short-term investments in the aggregate amounts of $1,420,000 and $250,00 as of December 31, 2006 and 2005, respectively.

Employment Agreements.  We have entered into employment agreements with only two of our executive officers. If both of them terminate without cause or through a change of ownership, the Company may be obligated to pay them approximately $495,000 in the aggregate.

Note 15 — Operating Leases

The Company has leased various office spaces through December 15, 2011. Future lease commitments on this space are as follows:

		Less than	1-3	3-5	More than 5
Dollars in Thousands	Total	1 Year	Years	Years	Years

Total operating leases on real property, net of sublease income	$2,104	$402	$924	$778	$—

The office space we lease for our AAI operation in El Paso was owned by an affiliated company through January 2007. Total payments of $169,000 were paid to NCED under this agreement in 2006.

Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term. For the years ended December 31, 2006, 2005 and 2004, the Company recognized rent expense related to office space and equipment in the amounts of $733,000, $629,000 and $515,000 respectively.

Note 16 — Employee Benefit Plan

The Company has adopted a retirement plan that includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the plan. The Company makes matching contributions of up to 50% of a participant’s contributions limited to 3% of the participant’s annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2006, 2005 and 2004, the Company made $112,000, $29,000 and $32,000, respectively, in matching contributions to the Plan. All contributions by participants are fully vested.

Note 17 — Segmented Information

The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, that requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

resources and marketing strategies. The Company’s Consumer Healthcare Savings segment, the Company’s largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy. The Company’s Employer and Group Healthcare Services segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self fund their healthcare benefits requirements. In prior years, the Company reported the financial results of the Company’s wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) in a separate segment, Financial Services. Financial Services included two divisions — Care Financial which offered high deductible and scheduled benefit insurance policies and Care 125 which offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial is included with Corporate and Other.

No one customer represents more than 10% of the Company’s overall revenue. However, a material portion of the revenues of AAI is derived from its contractual relationships with a few key governmental entities. The Company operates in substantially all of the fifty states in the U.S. but not in any foreign countries.

The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The table on this page and the following page summarizes segment information for continuing operations:

Dollars in Thousands	2006
	Consumer	Employer and		Total
	Healthcare	Group Healthcare	Corporate	Continuing
	Savings	Services	and Other	Operations

Service revenue(1)	$14,483	$7,409	$82	$21,974
Operating income (loss)(1)	(254)	1,304	(8,269)	(7,219)
Interest expense (income)	(240)	(115)	—	(355)
Goodwill impairment including tax considerations	—	—	6,866	6,866
Depreciation and amortization	651	105	—	756
Tax Benefit(2)	—	—	(50)	(50)
Assets acquired, net of disposals	(460)	291	—	(169)
Intangible assets(2)	—	—	7,471	7,471
Assets held	2,908	12,429	983	16,320

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dollars in Thousands	2005
	Consumer	Employer and		Total
	Healthcare	Group Healthcare	Corporate	Continuing
	Savings	Services	and Other	Operations

Service revenue(1)	$21,160	$8,537	$331	$30,028
Operating income (loss)(1)	532	1,745	(15,542)	(13,265)
Interest expense (income)	—	—	(159)	(159)
Goodwill impairment	—	—	12,900	12,900
Depreciation and amortization	1,440	146	—	1,586
Taxes(2)	—	—	50	50
Assets acquired, net of disposals		20	(2,930)	(2,910)
Intangible assets(2)	—	—	14,332	14,332
Assets held	8,335	11,157	11,346	30,838

Dollars in Thousands	2004
	Consumer	Employer and		Total
	Healthcare	Group Healthcare	Corporate	Continuing
	Savings	Services	and Other	Operations

Service revenue(1)	$32,625	$4,079	$709	$37,413
Operating income (loss)(1)	1,195	630	(3,981)	(2,156)
Interest expense (income)	—	—	57	57
Goodwill impairment	—	—	2,000	2,000
Depreciation and amortization	2,247	58	4	2,309
Tax benefit(2)	—	—	(735)	(735)
Assets acquired, net of disposals	658	585	1,278	2,521
Intangible assets(2)	—	—	22,781	22,781
Assets held	10,743	8,636	20,268	39,647

(1)	Unusual charges are included in the loss at the corporate level and not allocated to the related segment. The loss before provision for income taxes for 2006 for the Employer and Group Healthcare Services segment excludes charges for impairment of goodwill of $4,066,000 including tax considerations of $426,000 which is due primarily to the current and projected reductions in earnings due to a decline in number of lives covered under plans that are administered by AAI. The loss before provision for income taxes for 2006 for the Consumer Healthcare Savings segment excludes charges of $2,800,000 for impairment of goodwill recorded in connection with the acquisition of Capella. The loss before provision for income taxes for 2005 for the Consumer Healthcare Savings segment excludes charges of $12,900,000 for impairment of goodwill recorded in connection with the acquisition of Capella. The loss before provision for income taxes for 2004 for the non-healthcare membership program segment excludes a $2,000,000 charge for impairment of goodwill recorded in connection with the acquisition of Foresight Inc.

(2)	Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Discontinued Operations

An analysis of the discontinued operations is as follows:

DISCONTINUED OPERATIONS SELECTED FINANCIAL DATA

	For the Twelve Months
Dollars in Thousands	Ended December 31,
	2006	2005	2004

Service Revenues	$125	$1,180	906
Operating expenses:
Cost of operations	94	1,000	724
Sales and marketing	343	468	131
General and administrative	598	228	529

Total operating expenses	1,035	1,696	1,384

Operating loss	(910)	(516)	(478)

Interest (income) expense	—	1	—

Loss before income taxes	(910)	(515)	(478)

Provision for income taxes (benefit) expense	—	(73)	(179)
Earnings (loss) from operations	(910)	(442)	(299)

Gain on sale of operations, net of taxes	—	300	—
Net loss	$(910)	$(142)	$(299)

Discontinued operations are as follows:

Financial Services — Care 125.  In the first quarter of 2004, the Company initiated Care 125, a division of AAI, to provide health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care125 services would allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Additionally, Care125 programs and the Company’s medical savings programs could be sold together by agents and brokers with whom the Company has contracted to offer a more complete benefit package to employers. The Company discontinued this division in December 2006. This operation had net losses in 2006, 2005 and 2004 of $121,000, $137,000, and $157,000, respectively.

Vergance.  In the third quarter of 2005, the Company began offering neutraceuticals through the Vergance marketing group of the Company’s Consumer Healthcare Services division. Neutraceutical sales consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand commenced in late September 2005, but were immaterial through June 30, 2006. Effective June 30, 2006, the Company discontinued its operations and wrote off the assets of this division. This operation had net losses in 2006, 2005 and 2004 of $789,000, $321,000, and $0, respectively.

Member Services.  The Foresight Club designed and offered membership programs for rental-purchase companies, financial organizations, employer groups, retailers, and association-based organizations. The Company sold substantially all of the operating assets of the Foresight Club division to Benefit Marketing Solutions (“BMS”), an unaffiliated privately held Norman, Oklahoma company effective December 1, 2005. Effective December 19, 2005, the Company dissolved Foresight, Inc. and transferred its remaining net assets, of approximately $173,000, to the Consumer Healthcare Services division. This dissolution provided a tax benefit of approximately $545,000 related to the deduction for federal income tax purposes of the write-off of goodwill for which an impairment of $2,000,000 was recognized in 2004. This operation had net income, including gain on sale of operations, in 2005 of $316,000 and a net loss of $142,000 in 2004.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 — Subsequent Events

Insurance Capital Management USA Inc.  On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of Company common stock based on the adjusted earning before income taxes, depreciation and amortization (“adjusted EBITDA”) of the ICM and its acquired companies. On January 29, 2007, the ICM shareholders were issued 4,498,529 of common stock shares of the Company. The ICM shareholders may receive up to an additional 2,257,853 common stock shares of the Company if the acquired ICM companies achieve adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on or before December 31, 2007. Based on a preliminary review of adjusted EBITDA for the acquired ICM companies for the year ended in December 2006, approximately 2,111,400 of the 2,257,853 shares, discussed above, will be issued to ICM shareholders during the second quarter of 2007.

States General Life Insurance Company.  In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v States General Life Insurance Company, Cause No. GV-500484, in the 126th District Court of Travis County, Texas.) Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Chief Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. The Company, its subsidiaries and Messrs. Nauert and Smith intend to exercise their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. Access Plans has been named as a defendant in this action as a successor-in-interest to ICM.

In connection with our merger-acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and us against any losses resulting from this matter.