Form 10-Q
period 2007-03-31
Access Plans USA, Inc.
filed 2007-05-18
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission File Number: 001-15667
ACCESS PLANS USA, INC.
(Exact name of business issuer as specified in its Charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4929 ROYAL LANE, SUITE 200	75063
IRVING, TEXAS	(Zip Code)
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
Yes ☐ No ☒
     As of May 15, 2007 the Registrant had outstanding 18,011,292 shares of Common Stock, $.01 par value.

ACCESS PLANS USA, INC.
FORM 10-Q
For the Quarter Ended March 31, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 23.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is qualified in its entirety by the more detailed information in our 2006 Annual Report on Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2006 and our Schedule 14A Proxy Statement filed with the Commission on December 29, 2006 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements. Our ability to achieve these results is subject to the risks and uncertainties discussed in our Form 10-K and in our Proxy Statement. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.
     Access Plans USA, Inc. (Access Plans) develops and distributes quality affordable consumer driven healthcare programs for individuals, families, affinity groups and employer groups across the nation. Our products and programs are designed to deal with the rising costs of healthcare. They include health insurance plans and non-insurance healthcare discount programs to provide solutions for the millions of Americans who can no longer afford or do not have access to traditional health insurance coverage.
     The current organization of our business, including our new Insurance Marketing Division, is a result of our January 30, 2007 merger with Insurance Capital Management USA, Inc. (“ICM”). As a result of this merger, and to properly reflect our broadened mission of providing access to affordable healthcare for all Americans, we changed our name from Precis, Inc. to Access Plans USA, Inc. Beginning in 2007, our operations are organized under three business divisions:
     Consumer Plan Division. Our Consumer Plan Division, which operates as The Capella Group, Inc. (“Capella”) and was previously referred to as the Consumer Healthcare Savings segment, develops and markets non-insurance medical discount programs and defined benefit plans through multiple distribution channels.
     Insurance Marketing Division. Our Insurance Marketing Division, which operates as Insuraco USA LLC (“Insuraco”), provides web-based technology, specialty products and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels.
     Regional Healthcare Division. Our Regional Healthcare Division, which operates as Access HealthSource, Inc./Access Administrators, Inc. (“AAI”) and was previously referred to as the Employer and Group Healthcare Services segment, offers third party claims administration, provider network management, and utilization management services for employer groups that utilize partially self funded strategies to finance their employee benefit programs.
Critical Accounting Policies
     Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, Capella, Insuraco, and AAI. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.
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

     Fair Value of Financial Instruments. The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable, capital lease obligations and short-term debt approximate fair value because of the short-term maturity of these items.
     Recently Issued Accounting Standards. On September 15, 2006, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s financial statements.
     Revenue Recognition. Revenue recognition varies based on source.
     Consumer Plan Division Revenues. We recognize Care Entréetm program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, the Company’s private label partners bill their members for the membership fees and the Company’s portion of the membership fees is periodically remitted to the Company. During the time from the billing of these private-label membership fees and the remittance to it, the Company records a receivable from the private label partners and records an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.
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
     Insurance Marketing Division Revenues. The revenue of our insurance marketing division is primarily from sales commissions paid to it by the insurance companies it represents; these sales commissions are generally a percentage of premium revenue. Commission income and policy fees, other than enrollment fees and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as deferred revenue. Initial enrollment fees are deferred and amortized over the estimated lives of the respective programs. The estimated weighted average life for the programs sold ranges from eighteen months to two years and is based upon the Company’s historical policyholder contract termination experience.
     Regional Healthcare Division Revenues. AAI’s principal sources of revenues include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.
     Commission Expense. Commissions on consumer plan revenues are accrued in the month in which a member has enrolled in the Care Entréetm program. Commissions on insurance policy premiums are generally recognized as incurred on a monthly basis until such time as the underlying policyholder contract is terminated. Commissions on consumer plan revenues are only paid to the Company’s independent marketing representatives in the following month after the related membership fees have been received by the Company. Advances of commissions up to one year are paid to agents in the insurance marketing division based on certain insurance policy premium commissions. The Company does not pay advanced commissions on consumer plan membership sales.
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Binomial Lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending

March 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2007 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term.
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months ended March 31, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset deferred tax assets is still appropriate as of March 31, 2007.
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Bad debt is written off as incurred.
     Advanced Agent Commissions. The Company’s insurance marketing subsidiary advances agent commissions for certain insurance programs. Repayment of the advanced commissions is typically accomplished by withholding earned commissions from the agent until such time as the outstanding balance, plus accumulated interest, has been fully repaid. Advanced agent commissions are reviewed on a quarterly basis to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for any advanced agent commission balance where recovery is considered to be doubtful. Any bad debt is written off as incurred. The Company believes all such balances will be collected in full by the carriers and, accordingly, has not recorded any obligation attributable to this contingent liability.
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
     Acquisitions. On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of Company common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 common stock shares of the Company. Further, the ICM shareholders will receive an additional 2,257,853 common stock shares of the Company since the acquired ICM companies achieved adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on December 31, 2006. The obligation to issue these stocks has been recorded in the Company’s balance sheet as stocks issuable pursuant to a business combination of $3,522,000.

     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Results of Operations
     Consumer Plan Division. The operating results for our Consumer Plan Division were as follows:

Dollars in Thousands	For the Three Months Ended March 31,
			Dollar	Percent
	2007	2006	Change	Change
Revenues	$3,019	$4,145	$(1,126)	(27.2%)

Operating expenses:
Commissions	673	1,133	$(460)	(40.6%)
Cost of operations	1,218	1,351	$(133)	(9.8%)
Sales and marketing	205	314	$(109)	(34.7%)
General and administrative	778	1,082	$(304)	(28.1%)

Total operating expenses	2,874	3,880	(1,006)	(25.9%)

Operating income	$145	$265	$(120)	(45.3%)

Percent of revenue:

Revenues	100%	100%
Operating expenses:
Commissions	22.3%	27.3%
Cost of operations	40.3%	32.6%
Sales and marketing	6.8%	7.6%
General and administrative	25.8%	26.1%

Total operating expenses	95.2%	93.6%

Operating income	4.8%	6.4%

     Service Revenues. Our Consumer Plan Division programs have been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment. While this feature had shown limited success in improving acceptance by providers, it made our programs more complex and difficult to sell. As of December 2006, we discontinued these Personal Medical Accounts (“PMAs”) and returned the funds that we held in those accounts to our customers. In some of the states in which we have a significant number of members, especially Florida, Texas and California, our healthcare savings products are under scrutiny by state regulators and officials. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. The table below reflects the decline in our Consumer Plan Division program membership over the preceding eight fiscal quarters:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1th Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr
	2005	2005	2005	2005	2006	2006	2006	2006	2007

Member Count — End of Qtr	51,895	46,514	41,958	37,952	37,281	35,823	34,020	31,826	29,854

Percent Change	(8.88%)	(10.37%)	(9.79%)	(9.54%)	(1.77%)	(3.91%)	(5.03%)	(6.45%)	(6.20%)
Average revenue per member, net of sales and marketing costs	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54	$22.40	$22.32	$23.14
     During the first quarter of 2007, the Consumer Plan Division concentrated resources on three functions designed to increase sales later in the year: 1) new product development and product packaging, in which new features were added to existing products and new product lines were created, including “defined benefit” programs that provide limited insured benefits; 2) identification and targeting of new distribution channels, including tele-sales call centers and a new independent agent distribution program; and 3) enhanced systems applications to streamline processing of business to facilitate a wider range of distribution channels and expand the company’s web-based technology capabilities.
     Commissions. The decrease in commissions from first quarter 2006 to 2007 is due to the decreased membership revenue discussed previously. The decrease in commissions as a percentage of revenues is primarily due to reduced override commissions for terminated sales representatives.
     Cost of Operations. The decrease in cost of operations from first quarter 2006 to 2007 was due to reduction in personnel costs related to outsourcing customer service functions that was implemented in December 2006 of $350,000 and a decrease in provider network fees related to decreased revenue of $211,000, offset by an increase in customer service outsourcing fees of $252,000 and short-term system enhancement costs for new applications to support new product initiatives of $161,000. The increase in cost of operations as a percent of revenue is primarily due to the increase in system cost as discussed previously.
     Sales and Marketing Expenses. The decrease in sales and marketing expenses from first quarter 2006 to 2007 was primarily due to decreases in direct marketing activities.
     General and Administrative Expenses. The decrease in general and administrative expenses from first quarter 2006 to 2007 was primarily due to decreases in consulting and other operational costs of $382,000 as the result of the office relocation and other management initiatives, offset by increased legal costs of $101,000.
     Insurance Marketing Division. The operating results for our Insurance Marketing Division were as follows:

Dollars in Thousands	For the Three Months Ended March 31,
			Dollar	Percent
	2007	2006	Change	Change
Revenues	$3,428	$—	$3,428	100.0%

Operating expenses:
Commissions	2,354	—	$2,354	100.0%
Cost of operations	92	—	$92
Sales and marketing	635	—	$635	100.0%
General and administrative	105	—	$105	100.0%

Total operating expenses	3,186	—	3,186	100.0%

Operating income	$242	$—	$242	100.0%

Percent of revenue:

Revenues	100%	0%
Operating expenses:
Commissions	68.7%	0.0%
Cost of operations	2.7%	0.0%
Sales and marketing	18.5%	0.0%
General and administrative	3.1%	0.0%

Total operating expenses	92.9%	0.0%

Operating income	7.1%	0.0%

     Operating results for the Insurance Marketing Division are included only from February 2007 forward, after the completion on January 30, 2007 of the acquisition of Insurance Capital Management USA, Inc. However, ICM’s 2006 results prior to acquisition are discussed below for comparative purposes.
     Service Revenues. Revenues for the months of February and March, 2007 reflected above averaged $1,714,000 per month, compared to an average of $1,377,000 per month during the first quarter of 2006, prior to the acquisition, an increase of 24%.
     Operating Income. Operating income for the months of February and March, 2007 average $121,000 per month, compared to an average of $64,000 per month during the first quarter of 2006, an increase of 89%. The increase in operating income resulted from the growth in revenue and the relatively fixed nature of certain operating expenses.

     Regional Healthcare Division. The operating results for our Regional Healthcare Division were as follows:

Dollars in Thousands	For the Three Months Ended March 31,
			Dollar	Percent
	2007	2006	Change	Change
Revenues	$1,736	$1,916	$(180)	(9.4%)

Operating expenses:
Cost of operations	1,156	1,154	$2	0.2%
Sales and marketing	129	169	$(40)	(23.7%)
General and administrative	220	153	$67	43.8%

Total operating expenses	1,505	1,476	29	2.0%

Operating income	$231	$440	$(209)	(47.5%)

Percent of revenue:

Revenues	100%	100%
Operating expenses:
Cost of operations	66.6%	60.2%
Sales and marketing	7.4%	8.8%
General and administrative	12.7%	8.0%

Total operating expenses	86.7%	77.0%

Operating income	13.3%	23.0%

     Service Revenues. The primary element of our Regional Healthcare Division is our wholly-owned subsidiary, AAI, which we acquired in June 2004, through which we offer full third-party administration services. Through AAI, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. AAI helps us offer a more complete suite of healthcare service products. Also through AAI, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.
     Regional Healthcare Services’ revenues during first quarter 2007 decreased primarily due to the decline in the number of lives covered under its plans.
     Cost of Operations. The increase in cost of operations as a percent of revenue from first quarter 2006 to first quarter 2007 is because fixed costs did not decline proportionately with the revenue decline discussed above.
     Sales and Marketing Expenses. The decrease in sales and marketing expenses from first quarter 2006 to first quarter 2007 was primarily due to decreases in sales and public relations activities. AAI maintains direct relationships with its large self-funded clients in the El Paso market and does not utilize advertising or outside sales forces.
     General and Administrative Expenses. The increase in general and administrative expenses from first quarter 2006 to first quarter 2007 was primarily due to severance costs related to a former marketing officer and benefits costs of $54,000 in the first quarter of 2007. The increase in general and administrative expenses as a percent of revenue from first quarter 2006 to first quarter 2007 is because fixed costs did not decline proportionately with the revenue decline discussed above.

Corporate and Other. The operating costs for our corporate and other activities were as follows:

Dollars in Thousands	For the Three Months Ended March 31,
			Dollar	Percent
	2007	2006	Change	Change
Revenues	$17	$32	$(15)	(46.9%)

Commissions	6	14	$(8)	(57.1%)
General and administrative	688	517	$171	33.1%

Total operating expenses	694	531	163	30.7%

Operating loss	$(677)	$(499)	$(178)	35.7%

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
     Service Revenues and Commissions. Revenues for Care Financial continue to decline as the Company has de-emphasized this product line.
     General and Administrative Expenses. The increase in general and administrative expenses from first quarter 2006 to first quarter 2007 was primarily due to stock options awarded to officers and directors of $260,000 during the first quarter 2007.
Income Tax Provision
     SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At March 31, 2007 and December 31, 2006, we had non-current deferred tax assets of $387,000 each period, and current deferred tax liabilities of $387,000 each period. The non-current deferred tax asset is primarily due to the net operating loss carry-forward that if not utilized will expire at various dates through 2020, offset by a deferred tax asset valuation allowance of $900,000. The deferred tax liability is primarily due to prepaid expenses. We evaluate the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and provide an allowance against the carrying amount of such deferred tax assets if it is more probable than not that some or all of the assets will not be realized.
     On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. Texas tax returns are open to examination for years 2002 through 2005. The Texas returns for Capella for the years 2002-2005 are currently under examination. We believe that our income tax positions and deductions will be sustained on audit. Accordingly, no reserves for uncertain income tax positions have been recorded in the financial statements pursuant to FIN 48. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of March 31, 2007, income taxes payable included $90,000 of accrued interest expense and $26,000 of accrued penalties related to state tax liabilities. The statement of operations for March 31, 2007 does not include any interest expense or penalties related to tax liabilities. We plan to settle the state tax liabilities and pay any related interest and penalties during 2007.

Liquidity and Capital Resources
     Operating Activities. Net cash provided by operating activities for the quarters ended March 31, 2007 and 2006 was $358,000 and $615,000, respectively. The decrease in net cash provided by operating activities of $257,000 was due primarily to a receipt of a state franchise tax refund of $133,000 in first quarter of 2006.
     Investing Activities. Net cash provided by investing activities for the quarter ended March 31, 2007 was $253,000 and net cash used in investing activities for the quarter ended March 31, 2006 was $748,000. The increase in net cash from investing activities of $1,001,000 was due primarily to cash used in a business combination related to our acquisition of AAI of $701,000 in the first quarter of 2006 and cash provided by the decrease in the requirement to maintain restricted short-term investments of $320,000 in first quarter of 2007.
     Financing Activities. Net cash used in financing activities for the quarters ended March 31, 2007 and 2006 was $94,000 and $68,000, respectively. The increase in net cash used in financing activities of $26,000 was primarily due to net decrease in short-term debt of $44,000, offset by net decrease in capitalized lease payment obligation of $18,000.
     On March 31, 2007 and December 31, 2006 we had working capital of $2,331,000 and $3,996,000, respectively. This decline of $1,665,000 is due primarily to the increase in short-term debt that was included in the acquired liabilities related to the ICM acquisition.
     We have obtained revolving line of credit facilities and short-term notes from a commercial banking institution. The proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. At March 31, 2007, the revolving line of credit facilities aggregated $1,250,000. Accordingly, we are able to borrow an additional $392,000 provided that the borrowings are restricted to the funding of advanced agent commissions. $827,000 of the total commercial bank borrowings of $1,760,000 mature and become payable July 15, 2007.
     Other than our $188,000 capital lease obligations, we do not have any capital commitments. We anticipate that our capital expenditures for 2007 will not significantly exceed the amount incurred during 2006. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. We have access to a sufficient amount of working capital to meet our needs, but our ability to grow this segment will depend on our ability to gain access to increasing amounts of working capital sources. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months. However, growth in our Insurance Marketing Division may necessitate additional financing to fund future advances.
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
     In connection with our quarter end close process and the preparation of this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2007, due to one material weakness and one significant deficiency in internal control over financial reporting noted below. Our management reported to our auditors and the audit committee of our board of directors that, other than the changes being implemented to remediate the material weakness and significant deficiency noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the first quarter of 2007 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. Furthermore, there were significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation consisting of corrective actions necessary or taken to correct significant deficiencies in our internal controls and disclosure controls and procedures.
     Changes to Internal Control over Financial Reporting
     During the first quarter of 2007 and the subsequent evaluation of disclosure controls and procedures effective as of March 31, 2007, management recognized the need to improve its internal controls over financial reporting in the following areas:
     Material Weakness
     •      Processes and controls for the recording of insurance commission revenues for the insurance marketing operation acquired during the quarter were not sufficient to provide for the timely recording of revenue transactions.
     Significant Deficiencies
     •      Processes and controls for recording stock option expense pursuant to SFAS 123R did not provide for timely recording of stock option expense.
     We were unable to remediate these weaknesses before the end of the first quarter, although we implemented partial remediation of the material weakness related to recording insurance commission revenue in the form of interim changes to internal control over financial reporting that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting during the first quarter. Also, we conducted additional procedures and implemented interim manual control procedures to enable us to assure the accuracy of the financial statements for the first quarter of 2007 contained in this Form 10-Q.
     After the quarter end, management launched initiatives to put into operation new controls to address the material weakness and the significant deficiency described above. Management believes that these new controls will remediate the deficiencies in the Company’s internal control over financial reporting that existed as of March 31, 2007, and that these internal controls will be effective at the reasonable assurance level. However, since these changes were implemented after the quarter end, these changes did not alter the conclusion of management that our internal controls were not effective at the quarter end.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no new legal proceedings to report during the three months ended March 31, 2007. There have been no developments on legal proceedings discussed in our 2006 annual report on Form 10-K.
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

DURING THE FIRST QUARTER OF 2007 AND DURING 2006, 2005 AND 2004 WE INCURRED LOSSES FROM OPERATIONS AND THESE LOSSES MAY CONTINUE.
     During the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004 we incurred losses from continuing operations of $59,000, $6,814,000, $13,229,000 and $1,657,000, respectively and net losses of $55,000, $7,724,000, $13,371,000 and $1,956,000, respectively. As part of those operating losses and net losses, we incurred goodwill impairment charges of $6,866,000 including tax considerations of $426,000, $12,900,000 and $2,000,000 in 2006, 2005 and 2004, respectively. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for AAI and $2,800,000 for Capella, respectively. In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella. In 2004, we recorded a goodwill impairment charge of $2,000,000 related to Foresight, Inc. (“Foresight”). The operating loss before goodwill impairment charges in 2005 was primarily attributable to the continuing costs associated with our Care Entréetm medical savings program. There is no assurance that losses from our Care Entréetm medical savings program will not continue or that our other operations will become or continue to be profitable in 2007 or thereafter.
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
A LARGE PART OF OUR CONSUMER PLAN DIVISION REVENUES ARE DEPENDENT ON KEY RELATIONSHIPS WITH A FEW PRIVATE LABEL RESELLERS AND WE MAY BECOME MORE DEPENDENT ON SALES BY A FEW PRIVATE LABEL RESELLERS.
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
     Private Healthcare Systems (“PHCS”), a division of MultiPlan, Inc., is the preferred provider organization through which most of our members obtain savings on medical services through our Care Entréetm program. The loss of PHCS as a preferred provider organization or a disruption of our members’ access to PHCS could affect our ability to retain our members and could, therefore, adversely affect our business. While we currently enjoy a good relationship with PHCS and MultiPlan, there are no assurances that we will continue to have a good relationship with them in the future, or that MultiPlan, having recently acquired PHCS, may choose to change its business strategy in a way that adversely affects us by either limiting or terminating our members’ access to the PHCS network or by entering into agreements with our competitors to provide their members access to PHCS.
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
THE GOODWILL ACQUIRED PURSUANT TO OUR ACQUISITIONS OF CAPELLA, AAI AND ICM MAY BECOME FURTHER IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE THAT MAY BE SUBSTANTIAL.
     In connection with our acquisitions of Capella, AAI and ICM, we recorded goodwill that had an aggregate asset value of $20,745,000 at March 31, 2007. This carrying value has been reduced through impairment charges of $6,866,000 including tax considerations of $426,000 in 2006, $12,900,000 in 2005, and $2,000,000 in 2004. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
OUR SUBSIDIARY, AAI, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     AAI provides full service third-party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. Their primary market is governmental entities in the metropolitan area of El Paso, Texas, including cities and school districts. There are a limited number of these types of entities within that metropolitan area. During 2006 we incurred a $4,066,000 goodwill impairment charge including tax considerations of $426,000 as a result of the reduction in the number of lives covered under plans we administer. There is no assurance that AAI will obtain renewal or extension of those contracts in 2007. The loss of any of these contractual relationships will adversely affect on our operating results and the loss of more than one of these contractual relationships could have a material adverse effect on our financial condition.
WE MAY FIND IT DIFFICULT TO INTEGRATE INSURACO’S BUSINESS AND OPERATIONS WITH OUR BUSINESS AND OPERATIONS.
     Although we believe that Insuraco’s marketing and distribution of insurance products and financial services will complement and fit well with our business and the need for marketing of our healthcare savings programs and third-party claims administration services, Insuraco’s business is new to us. Our unfamiliarity with this business may make it more difficult to integrate Insuraco’s operations with ours. We will not achieve the anticipated benefits of the merger-acquisition unless we successfully integrate the Insuraco operations. There can be no assurance that this will occur.
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
     We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. Of the eight insurance companies with whom Insuraco had strategic relationships prior to our acquisition, more than 95% of 2006 and 2005 Insuraco’s revenue was attributable to the insurance products and financial services offered by five of the companies. Thus, we are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our channels.
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
     Furthermore, of the approximately 5,000 independent agents with whom Insuraco have active distribution and marketing relationships, more than 80% of Insuraco’s revenues are attributable to the product sales and financial services through approximately 1,000 independent insurance agents. These agents report through approximately 20 independent general agencies. Thus, we are dependent on a small number of independent insurance agencies for a very significant percentage of our total insurance products and financial services revenue.
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
     We are highly dependent upon Peter W. Nauert. Mr. Nauert’s management skills, reputation and contacts within the insurance industry, including insurance companies and insurance agencies and their agents, are key elements of our business plans. The loss of the services of Mr. Nauert would adversely affect the anticipated growth and success we expect to obtain resulting from our merger with ICM.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     a) None.
     b) None.
     c) On January 30, 2007, we completed our merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of our common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of the ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 shares of our common stock. Further, the ICM shareholders will receive an additional 2,257,853 shares of our common stock since the acquired ICM companies achieved adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on December 31, 2006. The common stock shares were sold pursuant to the registration exemptions available pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rules 505 and 506 of Regulation D promulgated thereunder. The shareholders of ICM qualified as "accredited investors" within the meaning of Rule 501(a). No commissions or other remuneration was paid with respect to the issuance of the common stock to the ICM shareholder.
     The closing purchase price consideration of $11,143,000 consists of $10,540,000 of our common stock (6,756,382 shares) and $603,000 of costs directly related to the acquisition. The closing purchase price consideration of $11,143,000 has been allocated to working capital of $(2,172,000), fixed assets of $35,000 and goodwill of $13,280,000. The allocation of $13,280,000 to goodwill is considered appropriate as ICM strategically complements the Company’s current business by adding new distribution channels for our Care Entréetm and private-label healthcare savings programs. ICM also has proven experience in the development, marketing and distribution of insurance products and financial services and, through its contractual arrangements with various insurance companies, will be a continuing source of leading-edge insurance products. The acquired ICM companies currently operate as Insuraco USA LLC (“Insuraco”) and constitute our Insurance Marketing Division.
     d) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held a special meeting of our shareholders on January 30, 2007. At this meeting, we asked our shareholders to:
•	approve our merger with ICM pursuant to the applicable Agreement and Plan of Merger,

•	approve a change to our Certificate of Incorporation to change our name to Access Plans USA, Inc., and

•	approve an amendment to our 2002 Non-Employee Stock Option Plan that added an additional 1,000,000 shares for issuance under the plan and extended the plan’s expiration date to March 31, 2010.
     Of the 13,512,763 shares of our common stock outstanding as of the record date for the meeting, 13,156,578 were represented and voted at the meeting. At the meeting, the Agreement and Plan of Merger, the amendment to our Certificate of Incorporation, and the amendment to our 2002 Non-Employee Stock Option Plan were each approved by the holders of a majority of our outstanding common stock shares.
     The vote results were as follows:

	For	Against	Abstain
Agreement and Plan of Merger	10,788,887	12,609	2,040
Amendment to Certificate of Incorporation	13,137,588	17,550	1,440
Amendment to 2002 Non-Employee Stock Option Plan	10,309,451	17,550	1,440
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     Exhibits will be provided upon request by the U.S. Securities and Exchange Commission

Exhibit
No.	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
3.2	Registrant’s Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.2	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.
4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on December 29, 2006
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Peter W. Nauert as Chairman of the Board of Directors, President and Chief Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Robert L. Bintliff as Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act Peter W. Nauert as Chairman of the Board of Directors, President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Robert L. Bintliff as Chief Financial Officer.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PLANS USA, INC.
(Registrant)

By: /s/ PETER W. NAUERT

Peter W. Nauert
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: May 18, 2007

By: /s/ ROBERT L. BINTLIFF

Robert L. Bintliff
Chief Financial Officer

Date: May 18, 2007

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	As of	As of
	March 31,	December 31,
Dollars in Thousands	2007	2006
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,749	$3,232
Unrestricted short-term investments	200	200
Restricted short-term investments	1,100	1,420
Accounts and notes receivable, net	1,004	190
Advanced agent commissions	5,156	—
Income taxes receivable, net	236	246
Inventory	14	20
Prepaid expenses	1,017	1,492

Total current assets	12,476	6,800

Fixed assets, net	961	924
Goodwill and other intangible assets, net	20,750	7,471
Deferred tax asset	387	387
Other assets	108	662

Total assets	$34,682	$16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$737	$178
Accrued commissions	623	156
Other accrued liabilities	1,761	1,458
Income taxes payable	371	353
Deferred revenue, net	4,118	82
Current portion of capital leases	188	190
Short-term debt	1,960	—
Deferred tax liability	387	387

Total current liabilities	10,145	2,804

Capital lease obligations, net of current portion	—	48
Long-term debt	400

Total liabilities	10,545	2,852

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 18,491,292 and 14,012,763 issued, respectively, and 18,011,292 and 13,512,763 outstanding, respectively	185	140
Additional paid-in capital	36,899	29,691
Stock issuable pursuant to a business combination	3,522	—
Accumulated deficit	(15,460)	(15,388)
Less: treasury stock (480,000 and 500,000 shares, respectively)	(1,009)	(1,051)

Total stockholders’ equity	24,137	13,392

Total liabilities and stockholders’ equity	$34,682	$16,244

*	Amounts are derived from the Company’s audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three Months Ended
	March 31,
Dollars in Thousands, except Earnings per Share	2007	2006

Service revenues	$8,200	$6,093

Operating expenses:
Commissions	3,033	1,147
Cost of operations	2,466	2,505
Sales and marketing	969	483
General and administrative	1,791	1,752

Total operating expenses	8,259	5,887

Operating (loss) income	(59)	206

Other expense:
Interest income, net	33	74

(Loss) earnings before taxes	(26)	280
Provision for income taxes expense (benefit)	29	(4)

(Loss) earnings from continuing operations	(55)	284
Loss from discontinued operations, net of taxes	—	(323)

Net loss	$(55)	$(39)

(Loss) earnings per share:
Basic
Continuing operations	$(0.00)	$0.02

Discontinued operations	$(0.00)	$(0.02)

Diluted
Continuing operations	$(0.00)	$0.02

Discontinued operations	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic	16,561,766	13,406,504

Diluted	16,561,766	13,406,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007

			ADDITIONAL			ACCUM-
	COMMON STOCK		PAID-IN	STOCK	TREASURY	ULATED
Dollars in Thousands	SHARES	AMOUNT	CAPITAL	ISSUABLE	STOCK	DEFICIT	TOTAL

Balance, December 31, 2006 (audited)	13,512,763	$140	$29,691	$—	$(1,051)	$(15,388)	$13,392

Issuance of stock in business combinations	4,498,529	45	6,973	—	—	—	7,018
Stock issuable pursuant to a business combination	—	—	—	3,522	—	—	3,522
Treasury stock adjustment	—	—	(25)	—	42	(17)	—
Stock option awards	—	—	260	—	—	—	260
Net loss	—	—	—	—	—	(55)	(55)

Balance, March 31, 2007	18,011,292	$185	$36,899	$3,522	$(1,009)	$(15,460)	$24,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three Months
	Ended March 31,
Dollars in Thousands	2007	2006

Operating activities:
Net loss	$(55)	$(39)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	110	209
Provision for losses on accounts and notes receivable	(19)	12
Other non-cash item and loss on disposal of fixed assets	32	—
Stock options expense	260	27
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	120	5
Advanced agent commissions	(361)	—
Income taxes receivable	10	(4)
Inventory	6	75
Prepaid expenses	475	870
Other assets	(12)	37
Accounts payable	110	(153)
Accrued liabilities	(326)	(552)
Deferred revenues	(10)	(5)
Income taxes payable	18	133

Net cash provided by operating activities	358	615

Investing activities:
Decrease in restricted short-term investments	320	—
Purchase of fixed assets	(144)	(124)
Cash acquired (used) in business combination	77	(624)

Net cash provided by (used in) investing activities	253	(748)

Financing activities:
Payments of capital leases	(50)	(68)
Payments of short-term debt, net	(44)	—

Net cash used in financing activities	(94)	(68)

Net (decrease) increase in cash and cash equivalents	517	(201)
Cash and cash equivalents at beginning of period	3,232	6,261

Cash and cash equivalents at end of period	$3,749	$6,060

Supplemental disclosure:
Interest paid	$48	$11

Non-cash investing and financing activities:
Issuance of stock in business combination	$7,017	$521

Cash-in-trust collected, net of refunds and claims paid	$—	$(261)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Information
     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2006 Form 10-K filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Summary of Significant Accounting Policies
     Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, Capella, Insuraco, and AAI. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.
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
     Fair Value of Financial Instruments. The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable, capital lease obligations and short-term debt approximate fair value because of the short-term maturity of these items.
     Recently Issued Accounting Standards. On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s financial statements.
     Revenue Recognition. Revenue recognition varies based on source.
     Consumer Plan Division Revenues. The Company recognizes its Care Entréetm program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, the Company’s private label partners bill their members for the membership fees and the Company’s portion of the membership fees is periodically remitted to the Company. During the time from the billing of these private-label membership fees and the remittance to it, the Company records a receivable from the private label partners and records an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.

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
     Insurance Marketing Division Revenues. The revenue of our insurance marketing division is primarily from sales commissions paid to it by the insurance companies it represents; these sales commissions are generally a percentage of premium revenue. Commission income and policy fees, other than initial enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned insurance commissions. Initial enrollment fees are deferred and amortized over the estimated lives of the respective programs. The estimated weighted average life for the programs sold ranges from eighteen months to two years and is based upon the Company’s historical policyholder contract termination experience.
     Regional Healthcare Division Revenues. AAI’s principal sources of revenues include administrative fees for third party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.
     Commission Expense. Commissions on consumer plan revenues are accrued in the month in which a member has enrolled in the Care Entréetm program. Commissions on insurance policy premiums are generally recognized as incurred on a monthly basis until such time as the underlying policyholder contract is terminated. Commissions on consumer plan revenues are only paid to the Company’s independent marketing representatives in the following month after the related membership fees have been received by the Company. Advances of commissions up to one year are paid to agents in the insurance marketing division based on certain insurance policy premium commissions. The Company does not pay advanced commissions on consumer plan membership sales.
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Binomial Lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2007 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term.
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months ended March 31, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset deferred tax assets is still appropriate as of March 31, 2007..
     On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. The company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. The company has analyzed all filing positions in federal and state tax jurisdictions where it is required to file income tax returns. Major tax jurisdictions of the company include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to the company’s tax liability. Texas tax returns are open to examination for years 2002 through

2005. The Texas returns for Capella for the years 2002-2005 are currently under examination. The company believes that its income tax positions and deductions will be sustained on audit. Accordingly, no reserves for uncertain income tax positions have been recorded in the financial statements pursuant to FIN. The company has elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of March 31, 2007, income taxes payable included $90,000 of accrued interest expense and $26,000 of accrued penalties related to state tax liabilities. The statement of operations for March 31, 2007 does not include any interest expense or penalties related to tax liabilities. The company plans to settle the state tax liabilities and pay any related interest and penalties during 2007.
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Bad debt is written off as incurred.
     Advanced Agent Commissions. The Company’s insurance marketing subsidiary advances agent commissions for certain insurance programs. Repayment of the advanced commissions is typically accomplished by withholding earned commissions from the agent until such time as the outstanding balance, plus accumulated interest, has been fully repaid. Advanced agent commissions are reviewed on a quarterly basis to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for any advanced agent commission balance where recovery is considered to be doubtful. Any bad debt is written off as incurred. The Company believes all such balances will be collected in full by the carriers and, accordingly, has not recorded any obligation attributable to this contingent liability.
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
     Acquisitions. On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of Company common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of the ICM and its acquired companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 of common stock shares of the Company. Further, the ICM shareholders will receive an additional 2,257,853 common stock shares of the Company since the acquired ICM companies achieved adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on December 31, 2006. The obligation to issue these stocks has been recorded in the Company’s balance sheet as stocks issuable pursuant to a business combination of $3,522,000.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 3 — Business Acquisition
     On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of Company common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 of common stock shares of the Company. Further, the ICM shareholders will receive an additional 2,257,853 common stock shares of the Company since the acquired ICM companies achieved adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on December 31, 2006. The obligation to issue these stocks has been recorded in the Company’s balance sheet as stocks issuable pursuant to a business combination of $3,522,000.
     The closing purchase price consideration of $11,143,000 consists of $10,540,000 of our common stock (6,756,382 shares) and $603,000 of costs directly related to the acquisition. The purchase price was allocated as follows:

As of January 31, 2007
Dollars in Thousands	(Unaudited)

Cash	$77
Accounts receivable	915
Advanced agent commissions	3,443
Other assets	37
Fixed assets	35
Goodwill	13,280
Accounts payable and accrued liabilities	(1,545)
Deferred revenue, net	(2,695)
Short-term debt	(2,404)

Total	$11,143

     The allocation of $13,280,000 to goodwill is considered appropriate as ICM strategically complements the Company’s current business by adding new distribution channels for our Care Entréetm and private-label healthcare savings programs. ICM also has proven experience in the development, marketing and distribution of insurance products and financial services and, through its contractual arrangements with various insurance companies, will be a continuing source of leading-edge insurance products. The Company is in the process of evaluating whether a portion of the goodwill should be allocated to identifiable intangible assets.
     The following financial condensed results of operations presents the Company’s acquisition of ICM prepared on a pro-forma basis:

	For the Three Months Ended
	March 31,
	Unaudited
Dollars in Thousands	2007	2006

Service revenues	$9,866	$10,229

Net (loss) earnings	$(71)	$78

(Loss) earnings per share:
Basic
Continuing operations	$(0.00)	$0.02

Discontinued operations	$—	$(0.02)

Diluted
Continuing operations	$(0.00)	$0.02

Discontinued operations	$—	$(0.02)

Weighted average number of common shares outstanding:
Basic	18,011,292	17,905,033

Diluted	18,011,292	17,905,033

Note 4 — Advanced Agent Commissions
     Advanced agent commissions consist of:

As of March 31,
2007
Dollars in Thousands	Unaudited

Programs funded by:
Commercial bank	$1,760
Other debt	600
Advances received from insurance carriers	2,963

Sub-total	5,323
Provision for doubtful recoveries	(167)

Total advanced agent commissions	$5,156

Note 5 — Deferred Revenues
     Deferred revenues consist of:

	For the Three Months Ended
	March 31,
	Unaudited
Dollars in Thousands	2007	2006

Unearned commissions	3,620	—
Other fees	498	42

Total deferred revenue	4,118	42

Note 6 — Short-term and Long-term Debt
     The Company’s short-term and long-term debt consists of:

As of March 31,
2007
Dollars in Thousands	Unaudited

Short-term debt:
Commercial bank — revolving lines of credit	$858
Commercial bank — short-term notes	902
Loan from specialty lending corporation	200

Total short-term debt	$1,960

Long-term debt:
Loan from specialty lending corporation	$400

Total long-term debt	$400

     The Company has obtained revolving line of credit facilities and short-term notes from a commercial bank. The proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. At March 31, 2007, the revolving line of credit facilities aggregated $1,250,000. Accordingly, the Company is able to borrow an additional $392,000 provided that such borrowings are restricted to the funding of advanced agent commissions. $827,000 of the total commercial bank borrowings of $1,760,000 mature July 15, 2007. The remaining balance of $933,000 has scheduled maturity dates in 2008 and is expected to be fully paid prior to March 31, 2008. Interest is charged at prime plus 1.5%
     As part of the ICM acquisition, the Company assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000. The loan bears interest at prime plus 5.0%.

$200,000 of the outstanding balance has been classified as short-term debt and the balance of $400,000 has been classified as long-term debt.
Note 7 — Common Stock Options
     First Quarter 2007 Stock Option Information. Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2007 was approximately $125,000, which is expected to be recognized over a weighted average period of approximately 1.71 years.
     The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2007:

	Outstanding Options
				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
	Number of	Exercise	Fair	Term	Intrinsic
	Shares	Price	Value	(in years)	Value

Outstanding at January 1, 2007	1,427,354	$2.21	$1.39	2.9	1,166,509
Granted	222,500	2.06	1.23	5.0	229,615
Exercised	—	—	—	—	—
Forfeited	(97,738)	3.91	1.70	—	(210,683)

Outstanding at March 31, 2007	1,552,116	2.11	1.34	2.2	1,185,441

Vested (exercisable)	972,866	2.25	1.50	2.5	730,690
Non-Vested	579,250	1.88	1.09	3.9	454,751

Outstanding at March 31, 2007	1,552,116	$2.11	$1.34	2.2	1,185,441

     No stock options were exercised in the period ended March 31, 2007. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized. Shares available for grant under the 1999 Option Plan as of March 31, 2007 were 472,794. Under the 2002 Non-Employee Stock Option Plan 852,500 shares were available .
     Stock options outstanding and currently exercisable at March 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Life	Exercise		Exercise
Range of exercise prices	Outstanding	(in years)	Price	Outstanding	Price

$1.05 to $1.75	172,000	2.71	$1.22	127,000	$1.25
$1.76 to $3.55	1,305,566	2.28	2.10	778,066	2.22
$3.56 to $5.25	74,550	0.15	4.39	67,800	4.41

	1,552,116	2.22	2.11	972,866	2.25

Note 8 — Related Party Transactions
     Mr. Frank Apodaca, AAI’s Chief Operating Officer, had an agreement with Ready One Industries, formerly National Center for Employment of the Disabled (“NCED”). NCED is the party from whom the Company acquired AAI in June 2004. This agreement between Mr. Apodaca and NCED predates the Company’s acquisition of AAI and entitles him to 10% of the proceeds (stock or cash) from the sale of AAI. Pursuant to this agreement, as of

December 31, 2006, Mr. Apodaca has received 214,548 of the Company’s shares and is entitled to receive $223,000 from NCED.
     The office space we lease for our AAI operation in El Paso was owned by NCED through January 2007. Total payments of $24,000 were paid to NCED under this agreement in first quarter 2007. AAI also earned revenue from NCED of $74,000 and $231,000 in first quarter 2007 and 2006, respectively.
Note 9 — Risk Concentration
     Currently, over 95% of the Company’s insurance marketing division revenue is derived from insurance products underwritten by five insurance carriers. The Company believes all of these insurance carriers to be financially sound, based in part upon A.M. Best ratings of B+ or better, and that all accounts due from these carriers will be collected in full. If the Company’s relationship with one or more of these carriers was severed, the revenue impact would be nominal in the short term, but could be significant over the long term. However, management believes the Company has the ability to replace carriers with little or no difficulty.
Note 10 — Commitments and Contingencies
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
     State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entréetm and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health is a third party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entréetm, directly and through at least one other party that resells Care Entréetm’s services to the public, violated certain provisions of the Texas Deceptive Trade Practices -Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all other states. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.
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
     Restricted Short-Term Investments. In order to arrange for the processing and collection of credit card and automated clearing house payments to it from its customers, the company has pledged cash and short-term investments in the aggregate amounts of $1,100,000 and $250,000 as of March, 2007 and 2006, respectively.
     Employment Agreements. We have entered into employment agreements with only two of our executive officers. If both of them terminate without cause or through a change of ownership, the Company may be obligated to pay them approximately $450,000 in the aggregate.
Note 11 — Discontinued Operations
     Discontinued operations are as follows:
     Financial Services — Care 125. In the first quarter of 2004, the Company initiated Care 125, a division of AAI, to provide health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care125 services would allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Additionally, Care125 programs and the Company’s medical savings programs could be sold together by agents and brokers with whom the Company has contracted to offer a more complete benefit package to employers. The Company discontinued this division in December 2006. This operation had net losses in the first quarter 2007 and 2006 of $0 and $72,000, respectively.
     Vergance. In the third quarter of 2005, the Company began offering neutraceuticals through the Vergance marketing group of the Company’s Consumer Healthcare Services division. Neutraceutical sales consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand commenced in late September 2005, but were immaterial through June 30, 2006. Effective June 30, 2006, the Company discontinued its operations and wrote off the assets of this division. This operation had net income in the first quarter 2007 and 2006 of $0 and $250,000, respectively.
Note 12 — Segmented Information
     The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, that requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The Company’s Consumer Plan Division, the Company’s largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy. The Company’s Insurance Marketing Division provides web-based technology, specialty products and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels. The Company’s Regional Healthcare Division provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self fund their healthcare benefits requirements. In prior years, the Company reported the financial results of the Company’s wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) in a separate segment, Financial Services. Financial Services included two divisions — Care Financial which offered high deductible and scheduled benefit insurance policies and Care 125 which offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial is included with Corporate and Other.

     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 and in the Company’s December 31, 2006 Form 10-K Annual Report. Intersegment sales are not material and all intersegment transfers are eliminated.
     No one customer represents more than 10% of the Company’s overall revenue. However, a material portion of the revenues of AAI is derived from its contractual relationships with a few key governmental entities. The Company operates in substantially all of the fifty states in the U.S. but not in any foreign countries.
     The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The table on this page and the following page summarizes segment information:

	Three Months Ended March 31, 2007
	Consumer	Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Plan	Marketing	Healthcare	Other	Operations

Revenue (1)	$3,019	$3,428	$1,736	$17	$8,200
Operating income (loss) (1)	145	242	231	(677)	(59)
Interest expense (income) (2)	—	—	—	(33)	(33)
Depreciation and amortization	75	3	28	4	110
Taxes (benefit) (2)	—	—	—	29	29
Assets acquired, net of disposals	109	—	(36)	—	73
Intangible assets (2)	—	—	—	20,750	20,750
Assets held (2)	5,004	19,452	8,276	1,950	34,682

	Three Months Ended March 31, 2006
	Consumer	Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Plan	Marketing	Healthcare	Other	Operations

Revenue (1)	$4,145	$—	$1,916	$32	$6,093
Operating income (loss) (1)	265	—	440	(499)	206
Interest expense (income) (2)		—		(74)	(74)
Depreciation and amortization	149	—	55	5	209
Taxes (benefit) (2)	—	—	—	(4)	(4)
Assets acquired, net of disposals	102	—	22	—	124
Intangible assets (2)	—	—	—	14,297	14,297
Assets held (2)	3,595	—	11,486	13,801	28,882

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.