Form 10-Q
period 2007-06-30
Access Plans USA, Inc.
filed 2007-08-14
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended June 30, 2007
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
     Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 14, 2007 the Registrant had outstanding 20,269,145 shares of Common Stock, $.01 par value.

ACCESS PLANS USA, INC.
FORM 10-Q
For the Quarter Ended June 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 25.
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
     Consumer Plan Division. Our Consumer Plan Division, which operates as The Capella Group, Inc. (“Capella”) and was previously referred to as the Consumer Healthcare Savings segment, develops and markets non-insurance medical discount programs and defined benefit plans through multiple distribution channels under the Care Entréetm and other brand names.
     Insurance Marketing Division. Our Insurance Marketing Division, which operates as Insuraco USA LLC (“Insuraco”), provides web-based technology, specialty products and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels under Care Entréetm and other brand names.
     Regional Healthcare Division. Our Regional Healthcare Division, which operates as Access HealthSource, Inc./Access Administrators, Inc. (“AAI”) and was previously referred to as the Employer and Group Healthcare Services segment, offers third-party claims administration, provider network management, and utilization management services for employer groups that utilize partially self funded strategies to finance their employee benefit programs.
Summary Results of Operations
     For the second quarter, we reported revenue of $10,261,000, an increase of $4,611,000 or 81.6%, compared to $5,650,000 during the comparable quarter in 2006. Second quarter 2007 revenue included $5,586,000 attributable to the insurance marketing operations acquired in the merger with Insurance Capital Management USA, Inc. on January 30, 2007, which more than offset revenue declines in the company’s Consumer Plan and Regional Health Care divisions.
     In the second quarter of 2007, we recorded a non-cash charge of $4,092,000, equal to the full amount of the carrying value of goodwill of the company’s Regional Health Care Division at June 30, 2007. This charge was necessitated by the loss of contract renewals for certain major clients in the El Paso, Texas market. Additionally, earnings for the quarter were also adversely impacted by $1,341,000 of charges related to unsuccessful marketing initiatives and non-recurring legal expenses.
     Our net loss for the second quarter of 2007 was $5,018,000 or $(.27) per fully diluted share, compared to a net loss of $179,000 or $(.01) per fully diluted share for the comparable quarter in 2006. Excluding the goodwill charge and other charges noted above, we would have generated operating income of $398,000, before taxes for the second quarter of 2007. We generated $111,000 of cash from operating activities during the second quarter of 2007.
     For the first six months of 2007, we reported revenues of $18,461,000 compared to $11,743,000 for the same period of 2006, a year-over-year increase of 57.2%. Revenue for the first six months of 2007 included $9,014,000 attributed to the insurance marketing operations. We reported a loss from continuing operations of $5,074,000, or $(.29) per fully diluted share, compared to income from continuing operations in first six months of 2006 of $691,000 or $.05 per fully diluted share. Financial results for the first six months of 2007 were impacted by the second quarter goodwill charge and the other charges and non-recurring legal expenses discussed above. Excluding those charges and expenses, we would have generated pre-tax operating income of $339,000 in the first six months of 2007. We have generated year-to-date cash from operating activities of $681,000.
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
     Fair Value of Financial Instruments. The recorded amounts of short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable, capital lease obligations and debt approximate fair value because of the short-term maturity of these items.
     Recently Issued Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008.
     In February 2007, the (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.
     Management is currently assessing what impact, if any, the application of these standards could have on the Company’s financial statements.
     Revenue Recognition. Revenue recognition varies based upon source.
     Consumer Plan Division Revenues. We recognize Consumer Plan program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, the Company’s private label partners bill their members for the membership fees and the Company’s portion of the membership fees is periodically remitted to the Company. During the time from the billing of these private-label membership fees and the remittance to it, the Company records a receivable from the private label partners and records an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.
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
     Insurance Marketing Division Revenues. The revenue of our insurance marketing division is primarily from sales commissions due from the insurance companies we represent. These sales commissions are generally a percentage of the commissionable insurance premium and other related amounts charged and collected by the insurance companies. Commission income and policy fees, other than enrollment fees and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned commission revenue. Initial enrollment fees are deferred and amortized over the estimated lives of the respective policies. The estimated weighted average life for the policies sold ranges from 18 to 24 months and is based upon the Company’s historical policyholder contract termination experience.
     Regional Healthcare Division Revenues. AAI’s principal sources of revenues include administrative fees for third-party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.
     Commission Expense.
     Consumer Plan. Commissions on Consumer Plan revenues are accrued in the month in which a member has enrolled in the Care Entrée™ program. Commissions on insurance policy premiums are generally recognized as incurred on a monthly basis until such time as the underlying policyholder contract is terminated. Commissions on Consumer Plan revenues are only paid to our independent marketing representatives in the following month after the related membership fees have been received by us. In 2007 we began advancing on certain Consumer Plan programs to increase sales.
     Insurance Marketing. Commission expense is generally recognized as earned on a monthly basis until such time as the underlying policyholder’s contract is terminated. Advances of commissions up to one year are paid to agents in the insurance marketing division based on certain insurance policy premium commissions.
     Acquisition Costs. Certain acquisition costs such as the lead expenses are capitalized and amortized over the estimated lives of the respective policies. The estimated weighted average life for the policies sold ranges from eighteen months to two years and is based upon the Company’s historical policyholder contract termination experience.
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Binomial Lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2007 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term.

     Intangible Asset Valuation. Our intangible assets as of June 30, 2007, consisted primarily of $16,730,000 of goodwill, $13,343,000 of this is attributable to the January 2007 ICM acquisition. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. In June 2007, AAI recorded a $4,092,000 impairment to goodwill that resulted from failure to obtain certain contract renewals. In 2006, AAI recorded a $4,066,000 impairment to goodwill including tax considerations that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter of that year. In 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit.
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months ended June 30, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset deferred tax assets is still appropriate as of June 30, 2007.
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Bad debt is written off as incurred.
     Advanced Agent Commissions. Our Insurance Marketing segment advances agent commissions for certain insurance programs. Repayment of the advanced commissions is typically accomplished by withholding earned commissions from the agent until such time as the outstanding balance, plus accumulated interest, has been fully repaid. Advanced agent commissions are reviewed on a quarterly basis to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for any advanced agent commission balance where recovery is considered to be doubtful. Any bad debt is written off as incurred. We believe all such balances will be collected in full and, accordingly, we have not recorded any additional provision.
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
     Acquisitions. On January 30, 2007, we completed our merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received our common stock shares based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 common stock shares. Further, on May 31, 2007, the ICM shareholders received an additional 2,257,853 common stock shares as a result of the acquired ICM companies achieved adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on December 31, 2006.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Results of Operations
     Consumer Plan Division. The operating results for our Consumer Plan Division were as follows:

Dollars in Thousands	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$2,985	$3,682	$(697)	(18.9%)	$6,005	$7,827	$(1,822)	(23.3%)

Operating expenses:
Commissions	746	942	(196)	(20.8%)	1,419	2,075	(656)	(31.6%)
Cost of operations	1,186	1,499	(313)	(20.9%)	2,404	2,851	(447)	(15.7%)
Sales and marketing	273	268	5	1.9%	479	582	(103)	(17.7%)
General and administrative	1,469	1,139	330	29.0%	2,247	2,220	27	1.2%

Total operating expenses	3,674	3,848	(174)	(4.5%)	6,549	7,728	(1,179)	(15.3%)

Operating (loss) income	$(689)	$(166)	$(523)	315.1%	$(544)	$99	$(643)	(649.5%)

Percent of revenue:

Revenues	100%	100%			100%	100%
Operating expenses:
Commissions	25.0%	25.6%			23.6%	26.5%
Cost of operations	39.7%	40.7%			40.0%	36.4%
Sales and marketing	9.1%	7.3%			8.0%	7.4%
General and administrative	49.2%	30.9%			37.4%	28.4%

Total operating expenses	123.0%	104.5%			109.0%	98.7%

Operating (loss) income	(23.0%)	(4.5%)			(9.0%)	1.3%

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

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr
	2005	2005	2005	2005	2006	2006	2006	2006	2007	2007

Member Count - End of Qtr	51,895	46,514	41,958	37,952	37,281	35,823	34,020	31,826	29,854	27,933
Percent Change	(8.88%)	(10.37%)	(9.79%)	(9.54%)	(1.77%)	(3.91%)	(5.03%)	(6.45%)	(6.20%)	(8.73%)
Average revenue per member, net of sales and marketing costs	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54	$22.40	$22.32	$23.14	$22.76
     During the first quarter and continuing through the second quarter of 2007, the Consumer Plan Division concentrated resources on three functions designed to increase sales later in the year: 1) new product development and product packaging, in which new features were added to existing products and new product lines were created, including “defined benefit” programs that provide limited insured benefits; 2) identification and targeting of new distribution channels, including tele-sales call centers and a new independent agent distribution program; and 3) enhanced systems applications to streamline processing of business to facilitate a wider range of distribution channels and expand the company’s web-based technology capabilities. These efforts resulted in significantly higher costs, that were charged to General and Administrative expenses as discussed below.
     Commissions. The decreases in commissions from the three-month period ending June 30, 2006 to the three-month period ending June 30, 2007 and for the six months ended June 30, 2006 to the six months ended June 30, 2007 were due to the decreased membership revenue discussed previously. The decrease in commissions as a percentage of revenues is primarily due to reduced override commissions for terminated sales representatives.
     Cost of Operations. The decrease in cost of operations from the three months ended June 30, 2006 to the three months ended June 30, 2007 was due primarily to reduction in variable costs of $254,000 that include reduction in provider network fees of $221,000 related to decreased membership revenue, discussed previously, and decrease in customer service costs of $82,000 related to outsourcing customer service functions that was implemented in December 2006, offset by an increase in short-term system enhancement costs for new applications to support new product initiatives of $84,000.
     The decrease in cost of operations from the six month period ending June 30, 2006 to the six month period ending June 30, 2007 was due to reduction in variable costs of $491,000 that include reduction in provider network fees of $420,000 related to decreased membership revenue, discussed previously, and decrease in customer service costs of $171,000 related to outsourcing customer service functions that was implemented in December 2006. This decrease was offset by an increase in short-term system enhancement costs for new applications to support new product initiatives of $224,000 . The increase in cost of operations as a percent of revenue was primarily due to the increase in system cost as discussed previously.
     Sales and Marketing Expenses. The increase in sales and marketing expenses from the three months ended June 30, 2006 to the three months ended June 30, 2007 was due primarily to new product roll-outs in the second quarter of 2007. The decrease in sales and marketing expenses from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily due to higher consulting costs of $116,000 for various sales and marketing activities during the first quarter of 2006.
     General and Administrative Expenses. The increase in general and administrative expenses from the three months ended June 30, 2006 to the three months ended June 30, 2007 was due primarily to costs of $522,000 related to new product development and marketing initiatives, that have not begun to generate earnings, and an increase in legal and legal settlement costs of $328,000 related to the Zermino lawsuit discussed in Part II of this report and the costs associated with the filing of an application for a license under California Knox-Keene Act. This increase was offset by decreases in staffing, occupancy and other related costs of $492,000 as the result of the outsourcing, office relocation and other management initiatives. The increase in general and administrative expenses as a percent of revenue is due to the reasons discussed previously.
     The increase in general and administrative expenses from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily due to the expenses related to new product development and marketing initiatives and legal costs and settlements incurred in the second quarter discussed previously. This increase was offset by decreases for outsourcing and office relocation and other management initiatives of $908,000. The increase in general and administrative expenses as a percent of revenue was due to the reasons discussed previously.
     Insurance Marketing Division. The operating results for our Insurance Marketing Division were as follows:

Dollars in Thousands	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$5,586	$—	$5,586	na	$9,014	$—	$9,014	na

Operating expenses:
Commissions	3,524	—	3,524	na	5,878	—	5,878	na
Cost of operations	403	—	403	na	495	—	495	na
Sales and marketing	879	—	879	na	1,513	—	1,513	na
General and administrative	414	—	414	na	519	—	519	na

Total operating expenses	5,220	—	5,220	na	8,405	—	8,405	na

Operating income	$366	$—	$366	na	$609	$—	$609	na

Percent of revenue:

Revenues	100%				100%
Operating expenses:
Commissions	63.1%	0.0%			65.2%	0.0%
Cost of operations	7.2%	0.0%			5.5%	0.0%
Sales and marketing	15.7%	0.0%			16.8%	0.0%
General and administrative	7.4%	0.0%			5.8%	0.0%

Total operating expenses	93.4%	0.0%			93.2%	0.0%

Operating income	6.6%	0.0%			6.7%	0.0%

     Operating results for the Insurance Marketing Division are included only from February 2007 forward, after the completion on January 30, 2007 of the acquisition of Insurance Capital Management USA, Inc. However, ICM’s 2006 results prior to acquisition are discussed below for comparative purposes.
     Service Revenues. Revenues for the three months ended June 30, 2007 of $5,586,000, an increase of 28% over the prior year pre-acquisition quarter revenue of $4,300,000, is primarily due to growth in major medical insurance sales through the AHCP agency channel. Year-to-date revenues of $9,014,000 are also approximately 28% higher than the corresponding prior year pre-acquisition period for the same reasons previously discussed.
     Commissions and Cost of Operations. Commissions and cost of operations, as a percentage of revenues approximate 70% for both the second quarter and year to date.
     General and Administrative Expenses. General and administrative expenses from the three months ended June 30, 2007 include an asset impairment charge of $174,000 attributable to an unsuccessful tele-sales marketing initiative. Without this charge, combined sales, marketing and general and administrative costs would have aggregated $1,114,000, level with the pro-rated corresponding amount for the two months ended March 31, 2007.
     Operating Income. Operating income for the three months ended June 30, 2007 of $366,000 is consistent with the pro-rated corresponding amount for the two month period ended March 31, 2007. Without the impairment charge previously discussed, operating income for the second quarter 2007 would have been $540,000. This increase over 2006 is the result of growth in revenue and the relatively fixed nature of the majority of operating expenses.
     Regional Healthcare Division. The operating results for our Regional Healthcare Division were as follows:

Dollars in Thousands	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$1,680	$1,943	$(263)	(13.5%)	$3,416	$3,859	$(443)	(11.5%)

Operating expenses:
Cost of operations	1,090	1,231	(141)	(11.5%)	2,246	2,385	(139)	(5.8%)
Sales and marketing	148	154	(6)	(3.9%)	277	323	(46)	(14.2%)
General and administrative	465	147	318	216.3%	684	300	384	128.0%
Goodwill impairment	4,092	—	4,092	na	4,092	—	4,092	na

Total operating expenses	5,795	1,532	4,263	278.3%	7,299	3,008	4,291	142.7%

Operating (loss) income	$(4,115)	$411	$(4,526)	(1,101.2%)	$(3,883)	$851	$(4,734)	(556.3%)

Percent of revenue:

Revenues	100.0%	100.0%			100.0%	100.0%
Operating expenses:
Cost of operations	64.9%	63.4%			65.7%	61.8%
Sales and marketing	8.8%	7.9%			8.1%	8.4%
General and administrative	27.7%	7.6%			20.0%	7.8%

Total operating expenses	101.4%	78.9%			93.8%	78.0%

Operating (loss) income	(1.4%)	21.1%			6.2%	22.0%

     Service Revenues. The primary element of our Regional Healthcare Division is our wholly-owned subsidiary, AAI, through which we offer full third-party administration services. Through AAI, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. AAI helps us offer a more complete suite of healthcare service products. Also through AAI, we provide individuals and employee groups access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.
     During June and July of 2007, we received notice that our contracts with two of our major customers would not be renewed. Together, these contracts account for approximately $3,300,000 or 50% of AAI’s total annual revenue. The loss of revenue from those contracts is expected to adversely impact our results of operations beginning in the fourth quarter of 2007, when the non-renewed contracts expire. The loss of these contracts along with other events contributed to the re-evaluation of the carrying value of AAI’s goodwill as discussed below.
     Regional Healthcare Services’ revenues from the three months and six months ended June 30, 2006 to the three months and six months ended June 30, 2007 decreased primarily due to the decline in the number of lives covered in the plans of one of our major customers.
     Cost of Operations. The decreases in cost of operations from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007 were due primarily to decreased revenues discussed previously. The increases in cost of operations as a percent of revenue were because fixed costs did not decline proportionately with the revenue decline discussed above.
     Sales and Marketing Expenses. The decreases in sales and marketing expenses from the three months and six months ended June 30, 2006 to the three months and six months ended June 30, 2007 were primarily due to decreases in sales and public relations activities. AAI maintains direct relationships with its large self-funded clients in the El Paso market and does not utilize advertising or outside sales forces.

     General and Administrative Expenses. The increases in general and administrative expenses from the three months and six months ended June 30, 2006 to the three months and six months ended June 30, 2007 are due primarily to substantially greater legal fees and settlements in 2007 related to the investigation of AAI as discussed below.
     Goodwill Impairment. During the second quarter, and in July 2007, we announced several adverse events related to the loss of two major customers and possible loss or non-renewal of another major customer beyond contract expirations in 2007. Further, we reported on the status of an investigation that we believe involves allegations of executive officer corruption relating to contract procurement by AAI and other companies from certain local governmental entities. Failure to obtain these contract renewals and other events are expected to result in a substantial decline in revenues. That decline in revenue represents a significant adverse change in the business climate that will adversely affect the value of AAI. Accordingly, as of June 30, 2007, we re-evaluated the carrying value of goodwill related to AAI and determined that an impairment charge for the recorded amount of $4,092,000 was appropriate.
     Corporate and Other. The operating costs for our corporate and other activities were as follows:

Dollars in Thousands	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$10	$25	$(15)	(60.0%)	$26	$57	$(31)	(54.4%)

Commissions	2	14	(12)	(85.7%)	7	28	(21)	(75.1%)
Cost of Operations	4	—	4	100.0%	5	—	5	—
Sales and Marketing	—	—	—	—	—	—	—	—
General and administrative	601	399	202	50.6%	1,290	917	373	40.6%

Total operating expenses	607	413	194	47.0%	1,302	945	357	37.7%

Operating loss	$(597)	$(388)	$(209)	53.9%	$(1,276)	$(888)	$(388)	43.6%

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
     Service Revenues and Commissions. Revenues for Care Financial continue to decline as we have de-emphasized this product line.
     General and Administrative Expenses. The increase in general and administrative expenses from the three months ended June 30, 2006 to the three months ended June 30, 2007 was primarily due to increase in management personnel costs related to integration of ICM.
     The increase in general and administrative expenses from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily due to stock options awarded to officers and directors of $260,000 during the first quarter 2007 and the increases in the second quarter previously discussed.
Income Tax Provision
     SFAS 109, “Accounting for Income Taxes”, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At June 30, 2007 and December 31, 2006, we had non-current deferred tax assets of $105,000 and $387,000, respectively, and current deferred tax liabilities of $105,000 and

$387,000, respectively. The non-current deferred tax asset is primarily due to the net operating loss carry-forward that if not utilized will expire at various dates through 2020, offset by a deferred tax asset valuation allowance of $1,287,000. The deferred tax liability is primarily due to prepaid expenses. We evaluate the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future and provide an allowance against the carrying amount of such deferred tax assets if it is more probable than not that some or all of the assets will not be realized.
     On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas audit for Capella for the years 2002-2005 have been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of June 30, 2007, income taxes payable included $99,000 of accrued interest expense and $26,000 of accrued penalties related to state tax liabilities. We plan to settle the state tax liabilities and pay any related interest and penalties during 2007.
Liquidity and Capital Resources
     Operating Activities. Net cash provided by operating activities for the three months ended June 30, 2007 and the three months ended June 30, 2006 was $111,000 and $1,257,000, respectively. The decrease in net cash provided by operating activities of $1,146,000 was due primarily to a federal tax refund of $994,000 received in the second quarter of 2006.
     Net cash provided by operating activities for the six months ended June 30, 2007 and the six months ended June 30, 2006 was $681,000 and $1,872,000, respectively. The decrease in net cash provided by operating activities of $1,191,000 was due primarily to a receipt of a state franchise tax refund of $133,000 in first quarter of 2006 and the federal tax refund discussed previously.
     Investing Activities. Net cash provided by investing activities for the three months ended June 30, 2007 was $237,000 and net cash used for the three months ended June 30, 2006 was $1,383,000. The increase in net cash from investing activities of $1,620,000 was due primarily to the increase in the cash requirement to maintain restricted short-term investments of $1,170,000 in second quarter of 2006.
     Net cash provided by investing activities for the six months ended June 30, 2007 was $115,000 and net cash used for the six months ended June 30, 2006 was $2,131,000. The increase in net cash from investing activities of $2,246,000 was due primarily to cash used in a business combination related to our acquisition of AAI of $521,000 in the first quarter of 2006 and cash provided by the decrease in the requirement to maintain restricted short-term investments, as discussed above.
     Financing Activities. Net cash used in financing activities for the three months ended June 30, 2007 and the three months ended June 30, 2006 was $241,000 and $68,000, respectively. The increase in net cash used in financing activities of $173,000 was due primarily to a net decrease in deferred commissions of $319,000, offset by an increase in accrued costs for the ICM acquisition of $68,000 and an increase in short term debt of $109,000.
     Net cash used in financing activities for the six months ended June 30, 2007 and the six months ended June 30, 2006 was $172,000 and $136,000, respectively. The increase in net cash used in financing activities of $36,000 was primarily due to a net decrease in deferred commissions of $156,000, offset by net increases as discussed above.
     On June 30, 2007, March 31, 2007 and December 31, 2006 we had working capital of $1,904,000, $2,331,000 and $3,996,000, respectively. The decrease in working capital from March 31, 2007 of $427,000 was due primarily to an increase in accrued liabilities related to legal fees and settlement costs in the Consumer Plan and Regional Healthcare segments as discussed previously. The decrease in working capital from December 31, 2006 to June 30, 2007 of $2,092,000 is due primarily to the assumption of liabilities related to the January 2007 ICM acquisition and legal fees previously discussed.

     We have obtained line of credit facilities and short-term notes from a commercial banking institution and from a specialty lending corporation. The commercial bank outstanding balance at June 30, 2007 of $1,865,000 comprises $906,000 of short term notes, and $959,000 drawn down under the current line of credit facilities and the proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. At June 30, 2007 we are able to borrow an additional $291,000 under this facility provided that the borrowings are solely for the funding of advanced agent commissions. $473,500 of the total commercial bank borrowings of $1,865,000 mature and became payable July 15, 2007 and were paid during the third quarter of 2007. The remaining balance of $1,392,000 has scheduled maturity dates in 2008 and is expected to be fully paid prior to March 31, 2008. Interest is charged at prime plus 1.5%. We are the primary party on the loan agreement and Peter Nauert, our Chairman, has executed a personal guarantee.
     As part of the ICM acquisition, we assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000 of which $552,000 remains outstanding at June 30, 2007. $204,000 of the outstanding balance has been classified as short-term debt and the remaining balance of $348,000 has been classified as long-term debt. The loan bears interest at prime plus 5.0%. We are the primary party on the loan agreement and Peter Nauert, our Chairman, has executed a personal guarantee.
     We do not have any capital commitments. However, we may utilize capital for strategic acquisitions should such opportunities present themselves. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. We have access to a sufficient amount of working capital to meet our needs, but our ability to grow the Insurance Marketing Division will depend on our ability to gain access to increasing amounts of working capital sources. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months. However, growth in our Insurance Marketing Division may necessitate additional financing to fund future advances.
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
     In connection with our quarter end close process and the preparation of this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective at June 30, 2007. However, in the prior quarter the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2007, due to one material weakness and one significant deficiency in internal control over financial reporting noted below. Our management reported to our auditors and the audit committee of our board of directors that, other than the changes being implemented to remediate the material weakness and significant deficiency noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the second quarter of 2007 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.
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
     Significant Deficiency
•	Processes and controls for recording stock option expense pursuant to SFAS 123R did not provide for timely recording of stock option expense.
     We remediated these weaknesses during the second quarter.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     There are no new legal proceedings to report during the six months ended June 30, 2007. Except as described below, there have been no developments on legal proceedings discussed in our 2006 annual report on Form 10-K.
     Kirk, et al v Precis, Inc. and David May. On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, et al vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs alleged that they were not allowed to exercise certain stock options and warrants in May 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs. On July 13, 2005, the court entered a judgment in our favor, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The trial court’s judgment was affirmed by the Court of Appeals for the Second Judicial District of Texas and, in July 2007, the Texas Supreme Court declined to review the case. The plaintiffs may request reconsideration or may apply for a writ of certiorari to the U.S. Supreme Court. While we cannot offer any assurance as to the outcome of the appeal, we believe that there exists no basis on which the judgment in our favor will be overturned.
     Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc.(“AAI”) In June 2004, we acquired AAI and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and C.E.O. of AAI from the date of our 2004 acquisition until August 3, 2007, on which date he was notified that his employment with us would end on September 3, 2007. Mr. Apodaca also served as Chief Administrative Officer and a member of the Board of Directors of NCED. Mr. Apodaca also served as our President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of our greater than 10% shareholders as a result of shares it received from our acquisition of AAI.
     There is a continuing federal investigation of AAI and Mr. Apodaca and there has been publicity in the El Paso, Texas area about the investigation which involves several elected officials and over 20 companies that do business with local government entities in the El Paso area. Although no indictments of Mr. Apodaca or AAI have occurred, we believe that the investigation involves, among other things, allegations of official corruption relating to contract procurement by Mr. Apodaca and AAI and other companies from these local governmental entities. We can offer no assurance as to the outcome of the investigation. Mr. Apodaca has been placed on administrative leave and has been given notice that his employment will terminate on September 3, 2007. In addition to the negative financial effect from the loss of business we have suffered and may suffer as a result of the investigation and the publicity surrounding the investigation, our financial condition and the results of our operations will be materially affected should the investigation result in formal allegations of wrongdoing by AAI. We may be required to pay fines or restitution, and our ability to operate AAI under its state licenses may be restricted or terminated. In addition, the publicity and financial effect resulting from the investigation may affect our other divisions’ ability to attract business, secure financing, and general reputation.
     We are a party to various other claims and legal proceedings arising out of the normal course of our business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity.
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
DURING THE FIRST SIX MONTHS OF 2007 AND DURING 2006, 2005 AND 2004 WE INCURRED LOSSES FROM OPERATIONS AND THESE LOSSES MAY CONTINUE.
     During the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004 we incurred losses from continuing operations of $5,074,000, $6,814,000, $13,229,000 and $1,657,000, respectively and net losses of $5,074,000, $7,724,000, $13,371,000 and $1,956,000, respectively. As part of those operating losses and net losses, we incurred goodwill impairment charges of $4,092,000, $6,866,000 including tax considerations of $426,000, $12,900,000 and $2,000,000 in 2007, 2006, 2005 and 2004, respectively. In 2007, we recorded goodwill impairment charges of $4,092,000 for AAI due to the loss of significant contracts. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for AAI and $2,800,000 for Capella, respectively. In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella. In 2004, we recorded a goodwill impairment charge of $2,000,000 related to Foresight, Inc. (“Foresight”). The operating loss before goodwill impairment charges in 2005 was primarily attributable to the continuing costs associated with our Care Entréetm medical savings program. There is no assurance that losses from our Care Entréetm medical savings program will not continue or that our other operations will become or continue to be profitable in 2007 or thereafter.
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
     GOVERNMENT REGULATION MAY ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIMIT OUR OPERATIONS.
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
     We market memberships in associations that have been formed to provide various consumer benefits to their members. These associations may include in their benefit packages insurance products that are issued under group or blanket policies covering the association’s members. Most states allow these memberships to be sold under certain circumstances without a licensed insurance agent making each sale. If a state were to determine that our sales of these memberships do not comply with their regulations, our ability continue selling such memberships would be affected and we might be subject to fines and penalties and may have to issue refunds or provide restitution to the associations and their members.
WE MAINTAIN DATA THAT IS PRIVATE TO OUR MEMBERS AND CUSTOMERS. OUR FAILURE TO PROTECT THAT DATA COULD ADVERSLY AFFECT OUR FINANCIAL POSITION AND OPERATIONS BY DAMAGING OUR REPUTATION, HARMING OUR BUSINESS AND CAUSING US TO EXPEND CAPITAL AND OTHER RESOURCES TO PROTECT AGAINST FUTURE SECURITY BREACHES.
     Certain of our services are based upon the collection, distribution, and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements, which could give our marketing partners the right to terminate such agreements with us. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to solve problems that may be caused by future breaches or to prevent such breaches. Any breach or perceived breach could subject us to legal claims from our marketing partners or customers and/or regulatory or law enforcement entities under laws that govern the protection of non-public personal information. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and customers. In addition, unauthorized third parties might alter information in our databases, which would adversely affect both our ability to market our services and the credibility of our information.
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
THE ADVERTISING AND PROMOTIONAL ACTIVITIES OF OUR INDEPENDENT MARKETING REPRESENTATIVES AND PRIVATE-LABEL CUSTOMERS ARE SUBJECT TO AND MAY VIOLATE FEDERAL AND STATE REGULATION CAUSING US TO BE SUBJECT TO THE IMPOSITION OF CIVIL PENALTIES, FINES, INJUNCTIONS AND LOSS OF STATE LICENSES.
     The Federal Trade Commission (“FTC”) and most states regulate advertising, product claims, and other consumer matters, including advertising of our healthcare savings products. All advertising, promotional and solicitation materials used by our independent marketing representatives and private label customers must be approved by us prior to use. We are currently under investigation by the Texas Attorney General as a result of the activities of one of our private label customers, with whom we have terminated our relationship. While we have not been the target of FTC enforcement action for the advertising of, or product claims related to, our healthcare savings products, there can be no assurance that the FTC will not question our advertising or other operations in the future. In addition, there can be no assurance that a state, in addition to Texas, will not interpret our product claims presumptively valid under federal law as illegal under that state’s regulations, or that future FTC regulations or decisions will not restrict the permissible scope of the claimed savings. We are subject to the risk of claims by our independent marketing representatives and private label customers and members of our Care Entree programs and those under private label arrangements may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations. These actions may include consent decrees and the refund of amounts paid by the complaining members, refunds to an entire class of independent marketing representatives, private label customers or members, or other damages, as well as changes in our method of doing business. A complaint because of a practice of one independent marketing representative or private label customer, whether or not that practice was authorized by us, could result in an order affecting some or all of our independent marketing representatives and private label customers in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our operations.
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
DISRUPTIONS IN OUR OPERATIONS DUE TO OUR RELIANCE ON OUR MANAGEMENT INFORMATION SYSTEM MAY OCCUR AND COULD ADVERSELY AFFECT OUR CLIENT RELATIONSHIPS.
     We manage information related to our Consumer Plan Division membership primarily on management information system. This is a proprietary system and we do not rely on any third party for its support and maintenance. There is no assurance that we will be able to continue operating without experiencing any disruptions in our operations or that our relationships with our members, marketing representatives or providers will not be adversely affected or that our internal controls will not be adversely affected.
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
     In connection with our acquisitions of Capella, AAI and ICM, we recorded goodwill that had an aggregate asset value of $16,725,000 at June 30, 2007. This carrying value has been reduced through impairment charges of $4,092,000 in 2007, $6,866,000 in 2006, $12,900,000 in 2005, and $2,000,000 in 2004. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
OUR SUBSIDIARY, AAI, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     AAI provides full service third-party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. Their primary market is governmental entities in the metropolitan area of El Paso, Texas, including cities and school districts. There are a limited number of these types of entities within that metropolitan area. During the second quarter, and in July 2007, we announced several adverse events related to the loss of two major customers and possible loss or non-renewal of another major customer beyond contract expirations in 2007. As of June 30, 2007, we re-evaluated the carrying value of goodwill related to AAI and determined that an impairment charge of $4,092,000 that reduced the carrying value of the goodwill to zero for the loss of these contracts was appropriate. There is no assurance that AAI will obtain renewal or extension on its remaining contracts. The loss of any of these remaining contractual relationships will adversely affect on our operating results and the loss of more than one of these contractual relationships could have a material adverse effect on our financial condition.
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
WE ARE DEPENDENT ON THIRD-PARTY SERVICE PROVIDERS AND THE FAILURE OF SUCH SERVICE PROVIDERS TO ADEQUATELY PROVIDE SERVICES TO US COULD AFFECT OUR FINANCIAL RESULTS BECAUSE SUCH FAILURE COULD AFFECT OUR RELATIONSHIP WITH OUR CUSTOMERS.
     As a cost efficiency measure, we have entered into agreements with third parties for their provision of services to us in exchange for a monthly fee normally calculated on a per member basis. These services include the enrollment of members through different media, operation of a member-services call center, claims administration, billing and collection services, and the production and distribution of fulfillment member marketing materials. One of these is our agreement with Lifeguard Emergency Travel, Inc. (“Lifeguard”) for the provision of these services to many of our members and prospective members. As a result of these outsourcing agreements, we may lose direct control over these key functions and operations. The failure by Lifeguard or any of our other third-party service providers to perform the services to the same or similar level of quality that we could provide could adversely affect our relationships with our members, customers, marketing representatives and our ability to retain and attract members, customers, marketing representatives and, accordingly, have a material adverse effect on our financial condition and results of operations.
THE AVAILABILITY OF OUR INSURANCE PRODUCTS AND FINANCIAL SERVICES ARE DEPENDENT ON OUR STRATEGIC RELATIONSHIPS WITH VARIOUS INSURANCE COMPANIES AND THE UNAVAILABILITY OF THOSE PRODUCTS AND SERVICES FOR ANY REASON MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.
     We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. Of the eight insurance companies with whom Insuraco had strategic relationships prior to our acquisition, more than 95% of Insuraco’s 2006 and 2005 revenue was attributable to the insurance products and financial services offered by five of the companies. Thus, we are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our channels.
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
     We are highly dependent upon Peter W. Nauert our Chief Executive Officer and Chairman. Mr. Nauert’s management skills, reputation and contacts within the insurance industry, including insurance companies and insurance agencies and their agents, are key elements of our going forward business plans. The loss of the services of Mr. Nauert would adversely affect the growth and success we expect to achieve following our merger-acquisition of ICM. Mr. Nauert is currently ill with a serious medical condition. He participates with other members of our management on a regular basis and fully participates in the making of strategic decisions, but his ability to do so may become limited over time.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     a) None.
     b) None.
     c) None.
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

ACCESS PLANS USA, INC.
(Registrant)

By: /s/ PETER W. NAUERT Peter W. Nauert
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: August 14, 2007

By: /s/ ROBERT L. BINTLIFF

Robert L. Bintliff
Chief Financial Officer
Date: August 14, 2007

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	As of	As of
	June 30, 2007	December 31, 2006
Dollars in Thousands	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,856	$3,232
Unrestricted short-term investments	11	200
Restricted short-term investments	1,100	1,420

Total cash, cash equivalents, and short-term investments	4,967	4,852
Accounts and notes receivable, net	1,050	190
Advanced agent commissions	4,937	—
Income taxes receivable, net	315	246
Prepaid expenses and inventory	487	1,512

Total current assets	11,756	6,800

Fixed assets, net	686	924
Goodwill and other intangible assets, net	16,730	7,471
Deferred tax asset	105	387
Other assets	97	662

Total assets	$29,374	$16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738	$178
Other accrued liabilities	2,737	1,614
Income taxes payable	388	353
Deferred revenue, net	3,674	82
Current portion of capital leases	141	190
Short-term debt	2,069	—
Deferred tax liability	105	387

Total current liabilities	9,852	2,804

Capital lease obligations, net of current portion	—	48
Long-term debt	348	—

Total liabilities	10,200	2,852

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 20,749,145 and 14,012,763 issued, respectively, and 20,269,145 and 13,512,763 outstanding, respectively	207	140
Additional paid-in capital	40,455	29,691
Accumulated deficit	(20,479)	(15,388)
Less: treasury stock (480,000 and 500,000 shares, respectively)	(1,009)	(1,051)

Total stockholders’ equity	19,174	13,392

Total liabilities and stockholders’ equity	$29,374	$16,244

*	Amounts are derived from the Company’s audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in Thousands, except Earnings per Share	2007	2006	2007	2006
Service revenues	$10,261	$5,650	$18,461	$11,743

Operating expenses:
Commissions	4,272	956	7,304	2,103
Cost of operations	2,683	2,730	5,150	5,236
Sales and marketing	1,300	422	2,269	905
General and administrative	2,949	1,685	4,740	3,437
Goodwill impairment	4,092	—	4,092	—

Total operating expenses	15,296	5,793	23,555	11,681

Operating (loss) income	(5,035)	(143)	(5,094)	62

Other expense:
Interest income, net	39	91	72	164

(Loss) earnings before taxes	(4,996)	(52)	(5,022)	226
Provision for income taxes expense (benefit)	22	(461)	52	(465)

(Loss) earnings from continuing operations	(5,018)	409	(5,074)	691
Loss from discontinued operations, net of taxes	—	(588)	—	(909)

Net loss	$(5,018)	$(179)	$(5,074)	$(218)

(Loss) earnings per share:
Basic
Continuing operations	$(0.27)	$0.03	$(0.29)	$0.05

Discontinued operations	$—	$(0.04)	$—	$(0.07)

Diluted
Continuing operations	$(0.27)	$0.03	$(0.29)	$0.05

Discontinued operations	$—	$(0.04)	$—	$(0.07)

Weighted average number of common shares outstanding:
Basic	18,780,451	13,512,763	17,677,237	13,459,927

Diluted	18,780,451	13,531,302	17,677,237	13,478,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED	TREASURY
Dollars in Thousands	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL
Balance, December 31, 2006 (audited)	13,512,763	$140	$29,691	$(15,388)	$(1,051)	$13,392

Issuance of stock in business combinations	6,756,382	67	10,473	—	—	10,540
Treasury stock adjustment	—	—	(25)	(17)	42	—
Stock option awards	—	—	316	—	—	316
Net loss	—	—	—	(5,074)	—	(5,074)

Balance, June 30, 2007	20,269,145	$207	$40,455	$(20,479)	$(1,009)	$19,174

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Net loss	$(5,074)	$(218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	166	408
Provision for losses on accounts and notes receivable	122	56
Loss on disposal and impairment of fixed assets	335	188
Stock options expense	316	44
Goodwill impairment	4,092	—
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	74	88
Income taxes receivable	(69)	689
Inventory	6	274
Prepaid expenses	1,019	971
Other assets	(5)	57
Accounts payable	(25)	(72)
Accrued liabilities	27	(550)
Deferred fees	(338)	(11)
Income taxes payable	35	(52)

Net cash provided by operating activities	681	1,872

Investing activities:
Increase in unrestricted short-term investments	189	1
Decrease (Increase) in restricted short-term investments	320	(1,170)
Increase in advanced agent commissions	(243)	—
Purchase of fixed assets	(228)	(338)
Cash acquired (used) in business combination, net	77	(624)

Net cash used in investing activities	115	(2,131)

Financing activities:
Additional payments for business combination	68	—
Payments of capital leases	(97)	(136)
Increase in debt, net	13	—
Decrease in advance commissions from carriers	(156)	—

Net cash used in financing activities	(172)	(136)

Net increase in cash and cash equivalents	624	(395)
Cash and cash equivalents at beginning of period	3,232	5,861

Cash and cash equivalents at end of period	$3,856	$5,466

Supplemental disclosure:
Income taxes recovered (paid), net	$(62)	$994

Interest paid	$126	$19

Non-cash investing and financing activities:
Accrued cash and stock issuance for consideration on business combination	$10,540	$521

Cash-in-trust collected, net of refunds and claims paid	$—	$(954)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Information
     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and six months ended June 30, 2007 and 2006 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2006 Form 10-K filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
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
Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008.
     In February 2007, the (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.
     Management is currently assessing what impact, if any, the application of these standards could have on the Company’s financial statements.

     Revenue Recognition. Revenue recognition varies based on source.
     Consumer Plan Division Revenues. The Company recognizes its Consumer Plan program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, the Company’s private label partners bill their members for the membership fees and the Company’s portion of the membership fees is periodically remitted to the Company. During the time from the billing of these private-label membership fees and the remittance to it, the Company records a receivable from the private label partners and records an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.
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
     Insurance Marketing Division Revenues. The revenue of our insurance marketing division is primarily from sales commissions owed by the insurance companies it represents; these sales commissions are generally a percentage of premium revenue. Commission income and policy fees, other than initial enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned insurance commissions. Initial enrollment fees are deferred and amortized over the estimated lives of the respective programs. The estimated weighted average life for the programs sold ranges from eighteen months to two years and is based upon the Company’s historical policyholder contract termination experience.
     Regional Healthcare Division Revenues. AAI’s principal sources of revenues include administrative fees for third-party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.
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
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Binomial Lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2007 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term.
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months and six months ended June 30, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset net deferred tax assets is still appropriate as of June 30, 2007.
     On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas audit for Capella for the years 2002-2005 have been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of June 30, 2007, income taxes payable included $99,000 of accrued interest expense and $26,000 of accrued penalties related to state tax liabilities. We plan to settle the state tax liabilities and pay any related interest and penalties during 2007
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Bad debt is written off as incurred.
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
     Fixed Assets. Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the related assets for financial reporting purposes and principally on accelerated methods for tax purposes. Leasehold improvements are depreciated using the straight-line method over their estimated useful lives or the lease term, whichever is shorter. Ordinary maintenance and repairs are charged to expense as incurred. Expenditures that extend the physical or economic life of property and equipment are capitalized.
     Acquisitions. On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of Company common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of the ICM and its acquired companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 common stock shares. Further, on May 31, 2007, the ICM shareholders received an additional 2,257,853 common stock shares as a result of the acquired ICM companies having achieved adjusted EBITDA of $1,250,000 over the four consecutive calendar quarters ending on December 31, 2006.
     Intangible Asset Valuation. Our intangible assets as of June 30, 2007, consisted primarily of $16,725,000 of goodwill. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. In June 2007, AAI recorded a $4,092,000 impairment to goodwill that resulted from failure to obtain certain contract renewals. In 2006, AAI recorded a $4,066,000 impairment to goodwill including tax considerations that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter of that year. In 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 3 — Business Acquisition
     On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of Company common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 of common stock shares of the Company. Further, on May 31, 2007, the ICM shareholders received an additional 2,257,853 shares of our common stock since the acquired ICM companies achieved adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on December 31, 2006
     The closing purchase price consideration of $11,211,000 consists of $10,540,000 of our common stock (6,756,382 shares) and $671,000 of costs directly related to the acquisition. The purchase price was allocated as follows:

Dollars in Thousands	(Unaudited)
Cash	$77
Accounts receivable	915
Advanced agent commissions	4,834
Other assets	37
Fixed assets	35
Goodwill	13,348
Accounts payable and accrued liabilities	(1,545)
Deferred revenue, net	(4,086)
Short-term debt	(2,004)
Long-term debt	(400)

Total	$11,211

First stocks given to ICM shareholders	7,018
Second stocks given to ICM shareholders	3,522
Acquisition costs	671

$11,211

     The allocation of $13,348,000 to goodwill is considered appropriate as ICM strategically complements the Company’s current business by providing a significant source of new revenue from the distribution of insurance products and adding new distribution channels for our Care Entréetm and private-label healthcare savings programs. ICM also has proven experience in the development, marketing and distribution of insurance products and financial services and, through its contractual arrangements with various insurance companies, will be a continuing source of leading-edge insurance products. The Company is in the process of evaluating whether a portion of the goodwill should be allocated to identifiable intangible assets.
     The following proforma condensed results of operations have been prepared as if our acquisition of ICM occurred on January 1, 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in Thousands	2007	2006	2007	2006
Service revenues	$10,261	$9,981	$20,127	$20,210

(Loss) earnings from continuing operations	$(5,018)	$385	$(5,090)	$854

Loss from discontinued operations	$—	$(588)	$—	$(909)

Net loss	$(5,018)	$(203)	$(5,090)	$(55)

(Loss) earnings per share:
Basic
Continuing operations	$(0.25)	$0.02	$(0.25)	$0.04

Discontinued operations	$—	$(0.03)	$—	$(0.04)

Diluted
Continuing operations	$(0.25)	$0.02	$(0.25)	$0.04

Discontinued operations	$—	$(0.03)	$—	$(0.04)

Weighted average number of common shares outstanding:
Basic	20,242,944	20,269,145	20,242,944	20,216,309

Diluted	20,242,944	20,287,684	20,242,944	20,234,848

Note 4 – Goodwill
     Recorded goodwill must be reviewed and analyzed to determine its fair value and possible impairment. This review and analysis is conducted at least annually, and may be conducted more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The aggregate fair market value of the reporting unit’s assets, including recorded goodwill, in excess of the fair value of the reporting unit’s liabilities, may not exceed the fair value of the reporting unit’s equity. The fair value of the reporting unit’s equity is based upon valuation techniques that estimate the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. The downward trending of our common stock price has a material effect on the fair value of our goodwill in future accounting periods.
     In June 2007, the Company announced the failure of its subsidiary, AAI, to obtain certain contract renewals and the expected failure to obtain other future contract renewals. The Company believes that the investigation of official corruption in contract procurement of over twenty companies, including AAI, that do business with local government entities in the El Paso area may have directly contributed to AAI’s failure to obtain contract renewals. (See Note 11.) Accordingly, as of June 30, 2007, based upon management’s cash flow projections, the Company recorded an impairment loss related to AAI of $4,092,000, reducing the carrying value of the goodwill related to AAI to zero.
Note 5 — Advanced Agent Commissions
     Advanced agent commissions consist of:

As of June 30,
2007
Dollars in Thousands	Unaudited
Programs funded by:
Commercial bank	$1,865
Other debt	552
Advances received from insurance carriers	2,265

Sub-total	4,682
Provision for doubtful recoveries	(255)

Total advanced agent commissions	$4,937

Note 6 — Deferred Revenues
     Deferred revenues consist of:

	As of
	June 30,	As of
	2007	December 31,
Dollars in Thousands	Unaudited	2007
Unearned commissions	$3,233	$—
Deferred enrollment fees, net of acquisition costs	441	82

Total deferred revenue	$3,674	$82

Note 7 — Short-term and Long-term Debt
     The Company’s short-term and long-term debt consists of:

As of June 30,
2007
Dollars in Thousands	Unaudited
Short-term debt:
Commercial bank — revolving lines of credit	$1,865

Loan from specialty lending corporation	204

Total short-term debt	$2,069

Long-term debt:
Loan from specialty lending corporation	$348

Total long-term debt	$348

     We have obtained line of credit facilities and short-term notes from a commercial banking institution and from a specialty lending corporation. The commercial bank outstanding balance at June 30, 2007 of $1,865,000 comprises $906,000 of short term notes, and $959,000 drawn down under the current line of credit facilities and the proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. At June 30, 2007 we are able to borrow an additional $291,000 under this facility provided that the borrowings are solely for the funding of advanced agent commissions. $473,500 of the total commercial bank borrowings of $1,865,000 matured and became payable July 15, 2007 and were paid during the third quarter of 2007. The remaining balance of $1,392,000 has scheduled maturity dates in 2008 and is expected to be fully paid prior to March 31, 2008. Interest is charged at prime plus 1.5%. We are the primary party on the loan agreement and Peter Nauert, our Chairman, has executed a personal guarantee.
     As part of the ICM acquisition, the Company assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000. The loan bears interest at prime plus 5.0%. $204,000 of the outstanding balance has been classified as short-term debt and the current balance of $348,000 has been classified as long-term debt. We are the primary party on the loan agreement and Peter Nauert, our Chairman, has executed a personal guarantee.
Note 8 — Common Stock Options
     Second Quarter 2007 Stock Option Information. Total estimated unrecognized compensation cost from unvested stock options as of June 30, 2007 was approximately $210,000, which is expected to be recognized over a weighted average period of approximately 1.7 years.
     The following table summarizes stock options outstanding and changes during the period:

	Outstanding Options
				Weighted
				Average
		Weighted		Remaining
		Average	Weighted	Contractual
		Exercise	Average	Term	Aggregate
	Number of Shares	Price	Fair Value	(in years)	IntrinsicValue
Outstanding at January 1, 2007	1,427,354	$2.21	$1.39	2.9	$228,790

Granted	222,500	2.26	1.23	5.0	—
Exercised	—	—	—	—	—
Forfeited	(127,488)	3.97	1.69	—	$2,000

Outstanding at June 30, 2007	1,522,366	2.07	1.34	2.8	$111,660

Vested (exercisable)	985,616	2.17	1.47	2.3	$79,460
Non-Vested	536,750	1.88	1.09	3.7	32,200

Outstanding at June 30, 2007	1,522,366	$2.07	$1.34	2.8	$111,660

     No stock options were exercised during the six months ended June 30, 2007. The Company did not realize any tax deductions related to the exercise of stock options during this period. The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized. As of June 30, 2007 shares available for grant under the 1999 Option Plan and 2002 Non-Employee Stock Option Plan were 482,794 and 852,500,
     Stock options outstanding and currently exercisable at June 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Life	Average		Average
Range of exercise prices	Outstanding	(in years)	Exercise Price	Outstanding	Exercise Price
$1.05 to $1.75	172,000	3.2	$1.22	142,000	$1.24
$1.76 to $3.55	1,305,566	2.8	2.10	803,066	2.22
$3.56 to $5.25	40,800	0.8	4.05	36,550	4.01
$5.26 and above	4,000	—	9.50	4,000	9.50

	1,522,366	2.8	2.07	985,616	2.17

Note 9 — Related Party Transactions
     Mr. Frank Apodaca, AAI’s former Chief Operating Officer, had an agreement with Ready One Industries, formerly National Center for Employment of the Disabled (“NCED”). NCED was the party from whom the Company acquired AAI in June 2004. This agreement between Mr. Apodaca and NCED predates the Company’s acquisition of AAI and entitles him to 10% of the proceeds (stock or cash) from the sale of AAI. Pursuant to this agreement, as of December 31, 2006, Mr. Apodaca has received 214,548 of the Company’s shares and is entitled to receive $223,000 from NCED.
     The office space we lease for our AAI operation in El Paso was owned by NCED through January 2007. Total payments of $24,000 were paid to NCED under this agreement through January 2007. In the first quarter of 2007, the property was sold to a non-related party and the lease was assigned to that new landlord. AAI also earned revenue from NCED of $137,000 and $439,000 in six months ended June 30, 2007 and 2006, respectively.

Note 10 — Risk Concentration
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
Note 11 — Commitments and Contingencies
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
     Kirk, et al v Precis, Inc. and David May. On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, et al vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs alleged that they were not allowed to exercise certain stock options and warrants in May 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs. On July 13, 2005, the court entered a judgment in our favor, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The trial court’s judgment was affirmed by the Court of Appeals for the Second Judicial District of Texas and, in July 2007, the Texas Supreme Court declined to review the case. The plaintiffs may request reconsideration or may apply for a writ of certiorari to the U.S. Supreme Court. While we cannot offer any assurance as to the outcome of the appeal, we believe that there exists no basis on which the judgment in our favor will be overturned.
     Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., an Oklahoma corporation and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles.
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

     State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entréetm and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health is a third-party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entréetm, directly and through at least one other party that formerly resold the services of Care Entréetm’s to the public, violated certain provisions of the Texas Deceptive Trade Practices -Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all other states. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.
     Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc.(“AAI”) In June 2004, we acquired AAI and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and C.E.O. of AAI from our acquisition until August 3, 2007, on which date he was placed on administrative leave and notified that his employment with us would end on September 3, 2007. Mr. Apodaca also served as Chief Administrative Officer and a member of the Board of Directors of NCED. Mr. Apodaca also served as our President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of our greater than 10% shareholders as a result of shares it received from our acquisition of AAI.
     There is an ongoing federal investigation of Mr. Apodaca and AAI, and there has been publicity in the El Paso, Texas area about the investigation. The investigation involves several elected public officials and over 20 companies that do business with local government entities in the El Paso area. Although no indictments have occurred, the Company believes that the investigation involves, among other things, allegations of corruption relating to contract procurement by Mr. Apodaca and AAI and other companies from these local governmental entities. We can offer no assurance as to the outcome of the investigation. In addition to the negative financial effect from the loss of business, the Company has suffered and may continue to suffer as a result of the investigation and the adverse publicity surrounding the investigation. The Company’s financial condition and the results of its operations will be materially affected should the investigation result in formal allegations of wrongdoing by AAI. The Company may become obligated to pay fines or restitution and its ability to operate AAI under licenses may be restricted or terminated. In addition, the publicity and financial effect resulting from the investigation may affect our other divisions’ ability to attract business, secure financing and reputation.
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

     Restricted Short-Term Investments. In order to arrange for the processing and collection of credit card and automated clearing house payments to it from its customers, the Company has pledged cash and short-term investments in the aggregate amounts of $1,100,000 and $250,000 as of June 30, 2007 and 2006, respectively.
     Employment Agreements. As of June 30, 2007, we were obligated under employment agreements with only two of our executive officers. On August 3, 2007, one of the employment agreements was terminated “for cause” without any further material payment obligations. If the other officer terminates without cause or through a change of ownership, we may be obligated to pay him approximately $324,000 in the aggregate.
Note 12 — Discontinued Operations
     Discontinued operations are as follows:
     Financial Services — Care 125. In the first quarter of 2004, the Company initiated Care 125, to provide health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 services would allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Additionally, Care 125 programs and the Company’s medical savings programs could be sold together by agents and brokers with whom the Company has contracted to offer a more complete benefit package to employers. The Company discontinued this division in December 2006. This operation had net losses in the three months ended June 30, 2006 and the three months ended June 30, 2007 of $0 and $72,000, respectively, and net losses in the six months ended June 30, 2006 and the six months ended June 30, 2007 of $0 and $72,000, respectively.
     Vergance. In the third quarter of 2005, the Company began offering neutraceuticals through the Vergance marketing group of the Company’s Consumer Healthcare Services division. Neutraceutical sales consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand commenced in late September 2005, but were immaterial through June 30, 2006. Effective June 30, 2006, the Company discontinued its operations and wrote off the assets of this division. This operation had net loss of $539,000 in the in the three months ended June 30, 2006 and net loss of $789,000 in the six months ended June 30, 2006.
Note 13 — Segmented Information
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

     No one customer represents more than 10% of the Company’s overall revenue. However, a material portion of the revenues of AAI is derived from its contractual relationships with a few key governmental entities. The Company operates in substantially all of the 50 states and the District of Columbia in the U.S. but not in any foreign countries.
     The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The table on this page and the following page summarizes segment information:

	Three Months Ended June 30, 2007
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$2,985	$5,586	$1,680	$10	$10,261
Operating income (loss) (1)	(689)	366	(4,115)	(597)	(5,035)
Interest expense (income) (2)	—	—	—	(39)	(39)
Depreciation and amortization	26	5	26	2	59
Taxes (benefit) (2)	—	—	—	22	22
Assets acquired, net of disposals	36	—	52	—	88
Intangible assets (2)	3,377	13,348	—	5	16,730
Assets held (2)	4,399	19,464	914	4,597	29,374

	Three Months Ended June 30, 2006
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$3,682	$—	$1,943	$25	$5,650
Operating income (loss) (1)	(166)	—	411	(388)	(143)
Interest expense (income) (2)		—		(91)	(91)
Depreciation and amortization	133	—	26	5	164
Taxes (benefit) (2)	—	—	—	(461)	(461)
Assets acquired, net of disposals	(6)	—	189	—	183
Intangible assets (2)	6,177	—	8,085	—	14,262
Assets held (2)	7,642	—	11,935	8,481	28,058

	Six Months Ended June 30, 2007
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$6,005	$9,014	$3,416	$26	$18,461
Operating income (loss) (1)	(544)	609	(3,883)	(1,276)	(5,094)
Interest expense (income) (2)	—	—	—	(72)	(72)
Depreciation and amortization	101	8	53	4	166
Taxes (benefit) (2)	—	—	—	52	52
Assets acquired, net of disposals	(92)	—	16	—	(76)
Intangible assets (2)	3,377	13,348	—	5	16,730
Assets held (2)	4,399	19,464	914	4,597	29,374

	Six Months Ended June 30, 2006
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$7,827	$—	$3,859	$57	$11,743
Operating income (loss) (1)	99	—	851	(888)	62
Interest expense (income) (2)		—		(164)	(164)
Depreciation and amortization	282	—	46	10	338
Taxes (benefit) (2)	—	—	—	(465)	(465)
Assets acquired, net of disposals	96	—	211	—	307
Intangible assets (2)	6,177	—	8,085	—	14,262
Assets held (2)	7,642	—	11,935	8,481	28,058

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Income tax expense (benefit) is not allocated to the assets and operations of the related segment.