Form 10-Q/A
period 2007-03-31
Access Plans USA, Inc.
filed 2007-11-19
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission File Number: 001-15667
ACCESS PLANS USA, INC.
(Exact name of business issuer as specified in its Charter)

OKLAHOMA (State or other jurisdiction of incorporation or organization)	73-1494382 (I.R.S. Employer Identification No.)

4929 WEST ROYAL LANE, SUITE 200 IRVING, TEXAS (Address of principal executive offices)	75063 (Zip Code)
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
     Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 19, 2007 the Registrant had outstanding 20,269,145 shares of Common Stock, $.01 par value.

ACCESS PLANS USA, INC.
FORM 10-Q/A
(Amendment No. 1)
For the Quarter Ended March 31, 2007
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend Access Plans USA, Inc.’s (the “Company”) Quarterly Report on Form 10-Q filed on May 15, 2007 (the “Original Report”), for the three month period ended March 31, 2007. The purpose of the amendment is to reflect the restatement of the Company’s previously issued financial statement as of and for the three month period ended March 31, 2007, and the notes related thereto, as described below. The information in this Report is stated as of the date of the Original Report and does not reflect subsequent results, events or developments. Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q. For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly period ended June 30, 2007 to restate its consolidated financial statements included therein.
     This Report amends the Company’s consolidated financial statements and related notes to reflect a failure to record a portion of the Company’s insurance commission expense related to one of their insurance products. At the September 6, 2007 Audit Committee meeting, it was concluded that the previously issued unaudited financial statements for the quarter ended March 31, 2007 were not accurate and should not be relied upon. Additionally, in conjunction with the restatement of those financial statements for the reason just stated, we have adjusted the accounting for certain intangible assets acquired in the acquisition of Insurance Capital Management USA, Inc. (“ICM”) on January 30, 2007 to give effect to the recently completed allocation of the purchase price of that acquired company among various infinite life and finite life intangible assets and related adjustments to amortization expense. For further information on the restatement, see Part I, Item 1 — Financial Statements on page 3 in this report and Note 1 to the consolidated financial statements included herein.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 23.
Restatement
     During August 2007, subsequent to the filing of Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, we discovered that there was a failure, beginning in February of this year, to record a portion of our insurance commission expense related to one of our insurance products in the newly acquired insurance marketing division. The failure resulted from a change in the data gathering process, relied upon for purposes of calculating agent commissions for the particular insurance product. The errors were not detected on a timely basis due in part to transitions in responsibility immediately following our merger-acquisition of the insurance marketing division in January 2007. This resulted in an underpayment to the agents and an underreporting of commission expense.
     In conjunction with the acquisition of ICM, the Company evaluated whether a portion of the purchase price should be allocated to identifiable intangible assets separate from goodwill based on Statement of Financial Accounting Standards No. 141—Business Combinations. Accordingly, we determined that intangible assets arose in the ICM acquisition from two kinds of customer relationships: 1) relationships with policyholders who had policies in force at the acquisition date that were sold by ICM agents prior to the acquisition date (Customer Contracts) and 2) relationships with independent agents who will write business with us because of the relationships they have with members of ICM management (Agent Relationships). We used an income approach for valuation of acquired in-force policies by calculating the net present value of the earnings stream of those policies, adjusted for a projected policy declination rate. We used a similar income approach for valuation of policies projected to be written in the future by those independent agents who will write business with us because of the relationships they have with members of ICM management by calculating the net present value of the earnings stream of those policies. The intangible asset amount allocated for Customer Contracts is $1,800,000 and for Agent Relationships is $1,900,000. These assets are being amortized on a straight-line basis over estimated lives of three years and eight years, respectively.
     The following table sets forth the effect of the restatement made to correct the error in our reported first quarter 2007 commission expense, record the allocation of purchase price to finite life intangibles and related deferred income taxes, record amortization of the value assigned to finite life intangibles arising from the ICM acquisition, as described above, reclassify certain deferred revenues and other minor adjustments.

	Three Months Ended March 31, 2007
	Previously	Restated
Dollars in Thousands	Reported	Amount
Balance Sheet:
Goodwill and other intangibles	$20,750	$21,050
Deferred tax asset	387	—
Accrued commissions	623	755
Total assets	34,682	34,595
Other accrued liabilities	1,761	1,788
Deferred revenue, net	4.118	—
Deferred commissions	—	3,662
Deferred enrollment fees, net	—	435
Current liabilities	10,145	10,283
Long-term deferred tax liability	—	46
Total liabilities	10,545	10,729
Additional paid-in capital	36,899	36,898
Accumulated deficit	(15,460)	(15,730)
Total stockholders’ equity	24,137	23,866
Total liabilities and stockholders’ equity	34,682	34,595
Statement of Operations:
Commission expense	$3,033	$3,163
General and administrative	1,791	1,931
Total operating expenses	8,259	8,529
Operating loss	(59)	(329)
Net loss	(55)	(325)
Basic net loss per share	(0.00)	(0.02)
Diluted net loss per share	(0.00)	(0.02)

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
Results of Operations
     Consumer Plan Division. The operating results for our Consumer Plan Division were as follows:

	For the Three Months Ended March 31,
			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change
Revenues	$3,104	$4,145	$(1,041)	(25.1%)

Operating expenses:
Commissions	702	1,133	(431)	(38.0%)
Cost of operations	1,276	1,351	(75)	(5.6%)
Sales and marketing	205	314	(109)	(34.7%)
General and administrative	778	1,082	(304)	(28.1%)

Total operating expenses	2,961	3,880	(919)	(23.7%)

Operating income	$143	$265	$(122)	(46.0%)

Percent of revenue:
Revenues	100%	100%

Operating expenses:
Commissions	22.6%	27.3%
Cost of operations	41.1%	32.6%
Sales and marketing	6.6%	7.6%
General and administrative	25.1%	26.1%

Total operating expenses	95.4%	93.6%

Operating income	4.6%	6.4%

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

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr
	2005	2005	2005	2005	2006	2006	2006	2006	2007
Member Count — End of Qtr	51,895	46,514	41,958	37,952	37,281	35,823	34,020	31,826	30,649
Percent Change	(8.88%)	(10.37%)	(9.79%)	(9.54%)	(1.77%)	(3.91%)	(5.03%)	(6.45%)	(3.70%)
Average revenue per member, net of sales and marketing costs	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54	$22.40	$22.32	$23.75
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

     Insurance Marketing Division. The operating results for our Insurance Marketing Division were as follows:

	For the Three Months Ended March 31,
	(Restated)		Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change
Revenues	$3,343	$—	$3,343	100.0%

Operating expenses:
Commissions	2,455	—	2,455	100.0%
Cost of operations	34	—	34
Sales and marketing	634	—	634	100.0%
General and administrative	245	—	105	100.0%

Total operating expenses	3,368	—	3,368	100.0%

Operating (loss)	$(25)	$—	$(25)	100.0%

Percent of revenue:
Revenues	100%	0%

Operating expenses:
Commissions	73.4%	0.0%
Cost of operations	1.0%	0.0%
Sales and marketing	19.0%	0.0%
General and administrative	7.3%	0.0%

Total operating expenses	100.7%	0.0%

Operating (loss)	(0.7)%	0.0%

     Operating results for the Insurance Marketing Division are included only from February 2007 forward, after the completion on January 30, 2007 of the acquisition of Insurance Capital Management USA, Inc. However, ICM’s 2006 results prior to acquisition are discussed below for comparative purposes.
     Service Revenues. Revenues for the months of February and March, 2007 reflected above averaged $1,672,000 per month, compared to an average of $1,377,000 per month during the first quarter of 2006, prior to the acquisition, an increase of 21%.
     Operating Income. Operating loss for the months of February and March, 2007 average $12,000 per month, compared to an average income of $64,000 per month during the first quarter of 2006, a decrease of 119%. The decrease in operating income resulted from the amortization on other intangible assets.
     Regional Healthcare Division. The operating results for our Regional Healthcare Division were as follows:

	For the Three Months Ended March 31,
			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change
Revenues	$1,736	$1,916	$(180)	(9.4%)

Operating expenses:
Cost of operations	1,156	1,154	2	0.2%
Sales and marketing	129	169	(40)	(23.7%)
General and administrative	220	153	67	43.8%

Total operating expenses	1,505	1,476	29	2.0%

Operating income	$231	$440	$(209)	(47.5%)

Percent of revenue:
Revenues	100%	100%

Operating expenses:
Cost of operations	66.6%	60.2%
Sales and marketing	7.4%	8.8%
General and administrative	12.7%	8.0%

Total operating expenses	86.7%	77.0%

Operating income	13.3%	23.0%

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
Corporate and Other. The operating costs for our corporate and other activities were as follows:

	For the Three Months Ended March 31,
			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change
Revenues	$17	$32	$(15)	(46.9%)

Commissions	6	14	(8)	(57.1%)
General and administrative	689	517	172	33.3%

Total operating expenses	695	531	164	30.9%

Operating loss	$(678)	$(499)	$(179)	35.9%

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
Income Tax Provision
     SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At December 31, 2006, we had a non-current deferred tax asset of $1,249,000 and a current deferred tax liability of $387,000. A valuation allowance of $862,000 reduced the net non-current deferred tax asset to $387,000. The non-current deferred tax asset is primarily due to the net operating loss carry-forward that if not utilized will expire at various dates through 2026. At March 31, 2007, we had a non-current deferred tax liability of $46,000 and a current deferred tax liability of $387,000. The change in the non-current deferred tax amount as compared to December 31, 2006 is primarily due to the acquisition of ICM.
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
     On March 31, 2007 and December 31, 2006 we had working capital of $2,193,000 and $3,996,000, respectively. This decline of $1,803,000 is due primarily to the increase in short-term debt that was included in the acquired liabilities related to the ICM acquisition.
     We have obtained revolving line of credit facilities and short-term notes from a commercial banking institution. The proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. At March 31, 2007, the revolving line of credit facilities aggregated $1,250,000. Accordingly, we are able to borrow an additional $392,000 provided that the borrowings are restricted to the funding of advanced agent commissions. $827,000 of the total commercial bank borrowings of $1,760,000 mature and become payable July 15, 2007. We are the primary party on the loan agreement but Peter Nauert, our former Chairman, had executed a personal guarantee. Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to the commercial bank became due immediately. We are currently working with the commercial bank and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that we will be able to arrange alternative financing or that we will have future borrowings available to us from the commercial bank or Mr. Nauert’s estate on terms satisfactory to us or advantageous to our stockholders. As a result, we may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.
     As part of the ICM acquisition, we assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation of which $600,000 remains outstanding at March 31, 2007. $200,000 of the outstanding balance has been classified as short-term debt and the remaining balance of $400,000 has been classified as long-term debt. The loan bears interest at prime plus 5.0%. We are the primary party on the loan agreement and Peter Nauert, our former Chairman, had executed a personal guarantee. As stated above, Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to that lender became due immediately. We are currently working with the specialty lending corporation and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that we will be able to arrange alternative financing or that we will have future borrowings available to us from the specialty lending corporation or Mr. Nauert’s estate on terms satisfactory to us or advantageous to our stockholders. As a result, we may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.

     Other than our $188,000 capital lease obligations, we do not have any capital commitments. We anticipate that our capital expenditures for 2007 will not significantly exceed the amount incurred during 2006. We have pledged $1,100,000 of cash and investment securities to secure our arrangements with banks and clearing agencies for clearing our credit card and automated clearing house charges, which are the principal means of collecting revenue in our consumer card division. Additionally, we may utilize capital for strategic acquisitions should such opportunities present themselves. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. Additionally, while we have generated cash from operating activities in the past, the decline in revenues in certain of our operating divisions or increases in the cost of our corporate activities may reduce cash provided from operations or lead to the use of cash in operating activities. While we believe that we currently have access to a sufficient amount of working capital to meet our needs, our ability to grow the Insurance Marketing Division will depend on our ability to gain access to increasing amounts of working capital sources. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months. However, growth in our Insurance Marketing Division, loss of access to borrowing arrangements or losses incurred in operations may necessitate additional financing to fund future advances or our operations.
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
     In connection with our quarter end close process and the preparation of this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based on that evaluation, the CEO and CFO had concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2007, due to one material weakness and one significant deficiency in internal control over financial reporting noted below. Our management reported to our auditors and the audit committee of our board of directors that, other than the changes being implemented to remediate the material weakness and significant deficiency noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the first quarter of 2007 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. In conducting their evaluation of our disclosure controls and procedures and internal controls over financial reporting, our management, including our Chief Executive Officer and Chief Financial Officer, did not discover any fraud that involved management or other employees who have a significant role in our disclosure controls and procedures and internal controls over financial reporting. The discovery, in August 2007, of the failures in February through June to completely and accurately record a portion of our insurance commission expense related to one of our insurance products, as described above in Part I, Item 1 – Financial Statements (Unaudited), indicates that the remediation of the material weakness that we believed had been accomplished was not completely effective. Furthermore, there were significant changes in our disclosure controls and procedures, internal controls over financial reporting, or other factors that could significantly affect our disclosure controls and procedures or internal controls over financial reporting subsequent to the date of their evaluation consisting of corrective actions necessary or taken to correct significant deficiencies in our internal controls and disclosure controls and procedures. Therefore, based on this more recent information, the Interim Chief Executive Officer and the Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2007, due the material weakness in internal control over financial reporting noted below.
Changes to Internal Control over Financial Reporting
     During the first quarter of 2007 and the subsequent evaluation of disclosure controls and procedures effective as of March 31, 2007, management recognized a material weakness related to processes and controls for the recording of insurance commission revenues and related insurance commission expenses for the insurance marketing operation acquired during the quarter that were not sufficient to provide for the timely and complete recording of insurance commission transactions, and a significant deficiency related to processes and controls for recording stock option expense pursuant to SFAS 123R that did not provide for timely recording of stock option expense.
     We were unable to remediate these weaknesses before the end of the first quarter, although we implemented partial remediation of the material weakness related to recording insurance commission revenue and expense in the form of interim changes to internal control over financial reporting that materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting during the first quarter. Also, we conducted additional procedures and implemented interim manual control procedures which we believed at the time were sufficient to assure the accuracy of the financial statements for the first quarter of 2007 contained in Form 10-Q as originally filed. However, the discovery during August 2007 of the failure to record a portion of our insurance commission expense related to one of our insurance products, as described in Item 1 above, revealed that those interim manual control procedures were not sufficient to ensure that all commission related transactions were completely and accurately captured and recorded. That processing failure resulted from a data input oversight causing a failure to record a portion of our insurance commission expense for one of our insurance products in the newly acquired insurance marketing division beginning in February this year. The data input oversight resulted from a change in the data gathering process, relied upon for purposes of calculating agent commissions for the particular insurance product. This operational data input oversight occurred during transitions in responsibility during our merger-acquisition of the insurance marketing division in January 2007 and was not detected on a timely basis. This resulted in an underpayment to the agents and an underreporting of commission expense.
     After the quarter end, management launched initiatives to put into operation new processes and controls to address the material weakness and the significant deficiency described above. Management believes that these new controls will remediate the deficiencies in the Company’s internal control over financial reporting that existed as of March 31, 2007, and that these internal controls will be effective at the reasonable assurance level. However, since these changes were implemented after the quarter end, these changes did not alter the conclusion of management that our internal controls were not effective at the quarter end. Since the discovery of the commission underpayment described above, we have also taken steps to consolidate the disparate insurance marketing commission processing functions into a single unit and to implement additional controls for the verification of commission calculations. However, we have not yet concluded that the material weakness in internal control over financial reporting related to such commission expenses has been fully remediated.
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
DURING THE FIRST QUARTER OF 2007 AND DURING 2006, 2005 AND 2004 WE INCURRED LOSSES FROM OPERATIONS AND THESE LOSSES MAY CONTINUE.
     During the three months ended March 31, 2007 and the years ended December 31, 2006, 2005 and 2004 we incurred losses from continuing operations of $ 325,000, $6,814,000, $13,229,000 and $1,657,000, respectively and net losses of $ 325,000, $7,724,000, $13,371,000 and $1,956,000, respectively. As part of those operating losses and net losses, we incurred goodwill impairment charges of $6,866,000 including tax considerations of $426,000, $12,900,000 and $2,000,000 in 2006, 2005 and 2004, respectively. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for AAI and $2,800,000 for Capella, respectively. In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella. In 2004, we recorded a goodwill impairment charge of $2,000,000 related to Foresight, Inc. (“Foresight”). The operating loss before goodwill impairment charges in 2005 was primarily attributable to the continuing costs associated with our Care Entréetm medical savings program. There is no assurance that losses from our Care Entréetm medical savings program will not continue or that our other operations will become or continue to be profitable in 2007 or thereafter.
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
     In connection with our acquisitions of Capella, AAI and ICM, we recorded goodwill that had an aggregate asset value of $17,485,000 at March 31, 2007. This carrying value has been reduced through impairment charges of $6,866,000 including tax considerations of $426,000 in 2006, $12,900,000 in 2005, and $2,000,000 in 2004. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
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
ON AUGUST 19, 2007, PETER W. NAUERT, OUR CHIEF EXECUTIVE OFFICER, ON WHOM WE WERE HIGHLY DEPENDENT, PASSED AWAY AND THE CONSEQUENCES OF THE LOSS OF HIS SERVICES ARE CURRENTLY INDETERMINABLE.
     Restatement. We were highly dependent upon Peter W. Nauert, the Company’s former Chief Executive Officer and Chairman Mr. Nauert’s management skills, reputation and contacts within the insurance industry were key elements of our business plans. Mr. Nauert passed away August 19, 2007 after a brief illness. The ultimate effect and consequences of the loss of Mr. Nauert’s services are not currently determinable. The loss of Mr. Nauert’s management skills, reputation and insurance industry contacts may adversely affect the growth and success we expect to obtain from our merger with ICM. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 5. Other Information for discussion on officer changes.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     a) None.
     b) None.
     c) On January 30, 2007, we completed our merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of our common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of the ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 shares of our common stock. Further, the ICM shareholders will receive an additional 2,257,853 shares of our common stock since the acquired ICM companies achieved adjusted EBITDA of $1,250,000 over four consecutive calendar quarters ending on December 31, 2006. The common stock shares were sold pursuant to the registration exemptions available pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rules 505 and 506 of Regulation D promulgated there under. The shareholders of ICM qualified as “accredited investors” within the meaning of Rule 501(a). No commissions or other remuneration was paid with respect to the issuance of the common stock to the ICM shareholder.

     The initial cost of the acquisition of $11,143,000 consisted of $10,540,000 of our common stock (6,756,382 shares) and $603,000 of costs directly related to the acquisition. The initial cost of the acquisition of $11,143,000 has been allocated to working capital of $(2,679,000), fixed assets of $35,000, goodwill of $10,087,000 and intangible assets of $3,700,000. The allocation of $10,087,000 to goodwill is considered appropriate as ICM strategically complements the Company’s current business by adding new distribution channels for our Care Entréetm and private-label healthcare savings programs. ICM also has proven experience in the development, marketing and distribution of insurance products and financial services and, through its contractual arrangements with various insurance companies, will be a continuing source of leading-edge insurance products. The acquired ICM companies currently operate as Insuraco USA LLC (“Insuraco”) and constitute our Insurance Marketing Division.
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
ITEM 5. OTHER INFORMATION
     On August 20, 2007 the Company’s Board of Directors elected board member J. French Hill as Chairman of the Board, and appointed Ian R. Stuart to serve as Interim President and Chief Executive Officer. Mr. Stuart has served as the Company’s Chief Operating Officer since January 30, 2007 and previously served as Chief Operating Officer and Chief Financial Officer of ICM from October 2004 to our merger. Michael Owens, who was recently appointed the Company’s Chief Marketing Officer, will continue to fulfill the marketing roles that Mr. Nauert previously held among the Company’s subsidiaries. In addition, we named Michael Puestow, a veteran of the health insurance and PPO industry, as our Vice President of Product Development. If, despite these changes, we are unable to maintain the industry relationships that Mr. Nauert brought to us or if we are unable to secure new financing of our commission advance program or restructure current financing arrangements on terms that are favorable to us, a substantial negative impact on our financial results and operations could result. See Item 1A. Risk Factors for more information.

ITEM 6. EXHIBITS
     Exhibits will be provided upon request by the U.S. Securities and Exchange Commission.

Exhibit
No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.

3.2	Registrant’s Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.

4.2	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on December 29, 2006

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Ian R. Stuart as Interim Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Robert L. Bintliff as Chief Financial Officer and Principal Accounting Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Ian R. Stuart as Interim Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Robert L. Bintliff as Chief Financial Officer and Principal Accounting Officer.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PLANS USA, INC. (Registrant)
By:	/s/ IAN R. STUART
Ian R. Stuart
Interim Chief Executive Officer

Date: November 19, 2007

By:	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Chief Financial Officer and Principal Accounting Officer

Date: November 19, 2007

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006

	As of
	March 31,	As of
	2007	December 31,
Dollars in Thousands	(Unaudited)	2006
	(Restated)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,749	$3,232
Unrestricted short-term investments	200	200
Restricted short-term investments	1,100	1,420
Accounts and notes receivable, net	1,004	190
Advanced agent commissions	5,156	—
Income taxes receivable, net	236	246
Inventory	14	20
Prepaid expenses	1,017	1,492

Total current assets	12,476	6,800
Fixed assets, net	961	924
Goodwill and other intangible assets, net ($17,485,000 and $7,466,000 in goodwill and $3,565,000 and $5,000 in other intangible assets, respectively)	21,050	7,471
Deferred tax asset	—	387
Other assets	108	662

Total assets	$34,595	$16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$737	$178
Accrued commissions	755	156
Other accrued liabilities	1,788	1,458
Income taxes payable	371	353
Deferred commissions	3,662	—
Deferred enrollment fees, net	435	82
Current portion of capital leases	188	190
Short-term debt	1,960	—
Deferred tax liability	387	387

Total current liabilities	10,283	2,804
Capital lease obligations, net of current portion	—	48
Long-term deferred tax liability	46	—
Long-term debt	400	—

Total liabilities	10,729	2,852
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 18,491,292 and 14,012,763 issued, respectively, and 18,011,292 and 13,512,763 outstanding, respectively	185	140
Additional paid-in capital	36,898	29,691
Stock issuable pursuant to a business combination	3,522	—
Accumulated deficit	(15,730)	(15,388)
Less: treasury stock (480,000 and 500,000 shares, respectively)	(1,009)	(1,051)

Total stockholders’ equity	23,866	13,392

Total liabilities and stockholders’ equity	$34,595	$16,244

*	Amounts are derived from the Company’s audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three Months Ended
	March 31,
Dollars in Thousands, except Earnings per Share	2007	2006
	(Restated)
Service revenues	$8,200	$6,093

Operating expenses:
Commissions	3,163	1,147
Cost of operations	2,466	2,505
Sales and marketing	969	483

General and administrative	1,931	1,752

Total operating expenses	8,529	5,887

Operating (loss) income	(329)	206

Other expense:
Interest income, net	33	74

(Loss) earnings before taxes	(296)	280
Provision for income taxes expense (benefit)	29	(4)

(Loss) earnings from continuing operations	(325)	284
Loss from discontinued operations, net of taxes	—	(323)

Net loss	$(325)	$(39)

(Loss) earnings per share:
Basic Continuing operations	$(0.02)	$0.02

Discontinued operations	$(0.00)	$(0.02)

Diluted Continuing operations	$(0.02)	$0.02

Discontinued operations	$(0.00)	$(0.02)

Weighted average number of common shares outstanding:
Basic	16,561,766	13,406,504

Diluted	16,561,766	13,406,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007

			ADDITIONAL			ACCUM-
	COMMON STOCK		PAID-IN	STOCK	TREASURY	ULATED
Dollars in Thousands	SHARES	AMOUNT	CAPITAL	ISSUABLE	STOCK	DEFICIT	TOTAL
						(Restated)	(Restated)
Balance, December 31, 2006 (audited)	13,512,763	$140	$29,691	$—	$(1,051)	$(15,388)	$13,392

Issuance of stock in business combinations	4,498,529	45	6,973	—	—	—	7,018
Stock issuable pursuant to a business combination	—	—	—	3,522	—	—	3,522
Treasury stock adjustment	—	—	(25)	—	42	(17)	—
Stock option awards	—	—	259	—	—	—	259
Net loss	—	—	—	—	—	(325)	(325)

Balance, March 31, 2007	18,011,292	$185	$36,898	$3,522	$(1,009)	$(15,730)	$23,866

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	For the Three Months
	Ended March 31,
Dollars in Thousands	2007	2006
	(Restated)
Operating activities:
Net loss	$(325)	$(39)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	250	209
Provision for losses on accounts and notes receivable	(19)	12
Other non-cash item and loss on disposal of fixed assets	32	—
Stock options expense	259	27
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	120	5
Advanced agent commissions	(361)	—
Income taxes receivable	10	(4)
Inventory	6	75
Prepaid expenses	475	870
Other assets	(12)	37
Accounts payable	111	(153)
Accrued liabilities	(196)	(552)
Deferred revenues	(10)	(5)
Income taxes payable	18	133

Net cash provided by operating activities	358	615

Investing activities:
Decrease in restricted short-term investments	320	—
Purchase of fixed assets	(144)	(124)
Cash acquired (used) in business combination	77	(624)

Net cash provided by (used in) investing activities	253	(748)

Financing activities:
Payments of capital leases	(50)	(68)
Payments of short-term debt, net	(44)	—

Net cash used in financing activities	(94)	(68)

Net (decrease) increase in cash and cash equivalents	517	(201)
Cash and cash equivalents at beginning of period	3,232	6,261

Cash and cash equivalents at end of period	$3,749	$6,060

Supplemental disclosure:
Interest paid	$48	$11

Non-cash investing and financing activities:
Issuance of stock in business combination	$7,018	$521

Cash-in-trust refunded and claims paid, net of amounts collected	$—	$(261)

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
     Restatement. During August 2007, subsequent to the filing of Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, we discovered that there was a failure beginning in February this year to record a portion of our insurance commission expense related to one of our insurance products in the newly acquired insurance marketing division. The failure resulted from a change in the data gathering process, relied upon for purposes of calculating agent commissions for the particular insurance product. The errors were not detected on a timely basis due in part to transitions in responsibility immediately following our merger-acquisition of the insurance marketing division in January 2007. This resulted in an underpayment to the agents and an underreporting of commission expense. The accompanying consolidated financial statements are restated to correct the error in recording insurance commission expense.
     In conjunction with the acquisition of ICM, the Company evaluated whether a portion of the purchase price should be allocated to identifiable intangible assets separate from goodwill based on Statement of Financial Accounting Standards No. 141—Business Combinations. Accordingly, we determined that intangible assets arose in the ICM acquisition from two kinds of customer relationships: 1) relationships with policyholders who had policies in force at the acquisition date that were sold by ICM agents prior to the acquisition date (Customer Contracts) and 2) relationships with independent agents who will write business with us because of the relationships they have with members of ICM management (Agent Relationships). We used an income approach for valuation of acquired in-force policies by calculating the net present value of the earnings stream of those policies, adjusted for a projected policy declination rate. We used a similar income approach for valuation of policies projected to be written in the future by those independent agents who will write business with us because of the relationships they have with members of ICM management by calculating the net present value of the earnings stream of those policies. The intangible asset amount allocated for Customer Contracts is $1,800,000 and for Agent Relationships is $1,900,000. These assets are being amortized on a straight-line basis over estimated lives of three years and eight years, respectively.
     The following table sets forth the effect of the restatement made to correct the error in our reported first quarter 2007 commission expense, record the allocation of purchase price to finite life intangibles and related deferred income taxes, record amortization of the value assigned to finite life intangibles arising from the ICM acquisition, as described above, reclassify certain deferred revenues and record other minor adjustments.

	Three Months Ended March 31, 2007
	Previously	Restated
Dollars in Thousands	Reported	Amount
Balance Sheet:
Goodwill and other intangibles	$20,750	$21,050
Deferred tax asset	387	—
Total assets	34,682	34,595
Accrued commissions	623	755
Other accrued liabilities	1,761	1,788
Deferred revenue, net	4,118	—
Deferred commissions	—	3,662
Deferred enrollment fees, net	—	435
Current liabilities	10,145	10,283
Long-term deferred tax liability	—	46
Total liabilities	10,545	10,729
Additional paid-in capital	36,899	36,898
Accumulated deficit	(15,460)	(15,730)
Total stockholders’ equity	24,137	23,866
Total liabilities and stockholders’ equity	34,682	34,595

Statement of Operations:
Commission expense	$3,033	$3,163
General and administrative	1,791	1,931
Total operating expenses	8,259	8,529
Operating loss	(59)	(329)
Net loss	(55)	(325)
Basic net loss per share	(0.00)	(0.02)
Diluted net loss per share	(0.00)	(0.02)
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
     Intangible Asset Valuation. In conjunction with the acquisition of ICM, the Company evaluated whether a portion of the purchase price should be allocated to identifiable intangible assets separate from goodwill based on Statement of Financial Accounting Standards No. 141—Business Combinations. Accordingly, we determined that intangible assets arose in the ICM acquisition from two kinds of customer relationships: 1) relationships with policyholders who had policies in force at the acquisition date that were sold by ICM agents prior to the acquisition date (Customer Contracts) and 2) relationships with independent agents who will write business with us because of the relationships they have with members of ICM management (Agent Relationships). We used an income approach for valuation of acquired in-force policies by calculating the net present value of the earnings stream of those policies, adjusted for a projected policy declination rate. We used a similar income approach for valuation of policies projected to be written in the future by those independent agents who will write business with us because of the relationships they have with members of ICM management by calculating the net present value of the earnings stream of those policies. The intangible asset amount allocated for Customer Contracts is $1,800,000 and for Agent Relationships is $1,900,000. These assets are being amortized on a straight-line basis over estimated lives of three years and eight years, respectively.
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
     The initial cost of the acquisition of $11,143,000 consists of $10,540,000 of our common stock (6,756,382 shares) and $603,000 of costs directly related to the acquisition. The initial cost of the acquisition was allocated as follows:

As of January 31, 2007
Dollars in Thousands	(Unaudited)
Cash	$77
Accounts receivable	915
Advanced agent commissions	3,443
Other assets	37
Fixed assets	35
Goodwill	10,087
Deferred tax asset	862
Intangible assets, net	3,700
Accounts payable and accrued liabilities	(1,640)
Deferred revenue, net	(2,674)
Short-term debt	(2,404)
Deferred tax liability	(1,295)

Total	$11,143

First issuance of common stock	7,018
Second issuance of common stock	3,522
Acquisition cost	603

$11,143

     The allocation of $10,087,000 to goodwill was considered appropriate as ICM strategically complements the Company’s current business by adding new distribution channels for our Care Entréetm and private-label healthcare savings programs. ICM also has proven experience in the development, marketing and distribution of insurance products and financial services and, through its contractual arrangements with various insurance companies, will be a continuing source of leading-edge insurance products.

     The following financial condensed results of operations presents the Company’s acquisition of ICM prepared on a pro-forma basis:

	For the Three Months Ended
	March 31,
	Unaudited
Dollars in Thousands	2007	2006
	(Restated)
Service revenues	$9,866	$10,229

Net (loss) earnings	$(411)	$(132)

(Loss) earnings per share:
Basic Continuing operations	$(0.02)	$0.01

Discontinued operations	$—	$(0.02)

Diluted Continuing operations	$(0.02)	$0.01

Discontinued operations	$—	$(0.02)

Weighted average number of common shares outstanding:
Basic	18,011,292	17,905,033

Diluted	18,011,292	17,905,033

Note 4 — Advanced Agent Commissions
     Advanced agent commissions consist of:

As of March 31,
2007
Dollars in Thousands	Unaudited
Programs funded by:
Commercial bank	$1,760
Other debt	600
Advances received from insurance carriers	2,963

Sub-total	5,323
Provision for doubtful recoveries	(167)

Total advanced agent commissions	$5,156

Note 5 — Short-term and Long-term Debt
     The Company’s short-term and long-term debt consists of:

As of March 31,
2007
Dollars in Thousands	Unaudited
Short-term debt:
Commercial bank — revolving lines of credit	$858
Commercial bank — short-term notes	902
Loan from specialty lending corporation	200

Total short-term debt	$1,960

Long-term debt:
Loan from specialty lending corporation	$400

Total long-term debt	$400

     The Company has obtained revolving line of credit facilities and short-term notes from a commercial bank. The proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. At March 31, 2007, the revolving line of credit facilities aggregated $1,250,000. Accordingly, the Company is able to borrow an additional $392,000 provided that such borrowings are restricted to the funding of advanced agent commissions. $827,000 of the total commercial bank borrowings of $1,760,000 mature July 15, 2007. The remaining balance of $933,000 has scheduled maturity dates in 2008 and is expected to be fully paid prior to March 31, 2008. Interest is charged at prime plus 1.5% We are the primary party on the loan agreement but Peter Nauert, our former Chairman, had executed a personal guarantee. Mr. Nauert passed away on August 19, 2007. As the result, amounts outstanding to the commercial bank became due immediately. We are currently working with the commercial bank and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that we will be able to arrange alternative financing or that we will have future borrowings available to us from the commercial bank or Mr. Nauert’s estate on terms satisfactory to us or advantageous to our stockholders. As a result, we may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.
     As part of the ICM acquisition, the Company assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000. The loan bears interest at prime plus 5.0%. We are the primary party on the loan agreement and Peter Nauert, our former Chairman, had executed a personal guarantee. As stated above, Mr. Nauert passed away on

August 19, 2007. As the result, amounts outstanding to that lender became due immediately. We are currently working with the specialty lending corporation and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that we will be able to arrange alternative financing or that we will have future borrowings available to us from the specialty lending corporation or Mr. Nauert’s estate on terms satisfactory to us or advantageous to our stockholders. As a result, we may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.
     $200,000 of the outstanding balance has been classified as short-term debt and the balance of $400,000 has been classified as long-term debt.
Note 6 — Common Stock Options
     First Quarter 2007 Stock Option Information. Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2007 was approximately $125,000, which is expected to be recognized over a weighted average period of approximately 1.71 years.
     The following table summarizes stock options outstanding and changes during the quarterly period ended March 31, 2007:

	Outstanding Options
				Weighted
				Average
		Weighted	Weighted	Remaining
		Average	Average	Contractual	Aggregate
	Number of	Exercise	Fair	Term	Intrinsic
	Shares	Price	Value	(in years)	Value
Outstanding at January 1, 2007	1,427,354	$2.21	$1.39	2.9	$1,166,509
Granted	222,500	2.06	1.23	5.0	229,615
Exercised	—	—	—	—	—
Forfeited	(97,738)	3.91	1.70	—	(210,683)

Outstanding at March 31, 2007	1,552,116	2.11	1.34	2.2	$1,185,441

Vested (exercisable)	972,866	2.25	1.50	2.5	$730,690
Non-Vested	579,250	1.88	1.09	3.9	454,751

Outstanding at March 31, 2007	1,552,116	2.11	1.34	2.2	$1,185,441

     No stock options were exercised in the period ended March 31, 2007. The Company did not realize any tax deductions related to the exercise of stock options during the quarter. The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized. Shares available for grant under the 1999 Option Plan as of March 31, 2007 were 472,794. Under the 2002 Non-Employee Stock Option Plan 852,500 shares were available.
     Stock options outstanding and currently exercisable at March 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of exercise		Life	Exercise		Exercise
prices	Outstanding	(in years)	Price	Outstanding	Price
$1.05 to $1.75	172,000	2.71	$1.22	127,000	$1.25
$1.76 to $3.55	1,305,566	2.28	2.10	778,066	2.22
$3.56 to $5.25	74,550	0.15	4.39	67,800	4.41

	1,552,116	2.22	2.11	972,866	2.25

Note 7 — Related Party Transactions
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
Note 8 — Risk Concentration
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
Note 9 — Commitments and Contingencies
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
Note 10 — Discontinued Operations
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
Note 11 — Segmented Information
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
     The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The table on this page and the following page summarizes segment information:

	Three Months Ended March 31, 2007
	Consumer	Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Plan	Marketing	Healthcare	Other	Operations
		(Restated)			(Restated)
Revenue (1)	$3,104	$3,343	$1,736	$17	$8,200
Operating income (loss) (1)	143	(25)	231	(678)	(329)
Interest expense (income) (2)	—	—	—	(33)	(33)
Depreciation and amortization	75	140	28	7	250
Taxes (benefit) (2)	—	—	—	29	29
Assets acquired, net of disposals	109	—	(36)	—	73
Intangible assets (2)	—	—	—	21,050	21,050
Assets held (2)	5,004	19,752	8,273	1,566	34,595

	Three Months Ended March 31, 2006
	Consumer	Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$4,145	$—	$1,916	$32	$6,093
Operating income (loss) (1)	265	—	440	(499)	206
Interest expense (income) (2)		—		(74)	(74)
Depreciation and amortization	149	—	55	5	209
Taxes (benefit) (2)	—	—	—	(4)	(4)
Assets acquired, net of disposals	102	—	22	—	124
Intangible assets (2)	—	—	—	14,297	14,297
Assets held (2)	3,595	—	11,486	13,801	28,882

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Intangible assets and income tax expense (benefit) are not allocated to the assets and operations of the related segment.