Form 10-Q/A
period 2007-06-30
Access Plans USA, Inc.
filed 2007-11-19
CIK 1017440

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

ACCESS PLANS USA, INC.
FORM 10-Q/A
(Amendment No. 1)
For the Quarter Ended June 30, 2007
EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend Access Plans USA, Inc.’s (the “Company”) Quarterly Report on Form 10-Q filed on August 14, 2007 (the “Original Report”), for the three and six month periods ended June 30, 2007. The purpose of the amendment is to reflect the restatement of the Company’s previously issued financial statement as of and for the three and six month periods ended June 30, 2007, and the notes related thereto, as described below. The information in this Report is stated as of the date of the Original Report and does not reflect subsequent results, events or developments. Such subsequent results, events or developments include, among others, the information and events subsequently described in our Quarterly Reports on Form 10-Q. For a description of such subsequent results, events or developments, please read our Exchange Act Reports filed with the Securities and Exchange Commission since the date of the Original Report, which update and supersede information contained in the Original Report and this Report. Concurrently with the filing of this Quarterly Report on Form 10-Q/A, the Company is also filing a Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2007 to restate its consolidated financial statements included therein.
     This Report amends the Company’s consolidated financial statements and related notes to reflect a failure to record a portion of the Company’s insurance commission expense related to one of their insurance products. At the September 6, 2007 Audit Committee meeting, it was concluded that the previously issued unaudited financial statements for the quarter ended June 30, 2007 were not accurate and should not be relied upon. Additionally, in conjunction with the restatement of those financial statements for the reason just stated, we have adjusted the accounting for certain intangible assets acquired in the acquisition of Insurance Capital Management USA, Inc. (“ICM”) on January 30, 2007 to give effect to the recently completed allocation of the purchase price of that acquired company among various infinite life and finite life intangible assets and related adjustments to amortization expense. For further information on the restatement, see Part I, Item 1 — Financial Statements on page 3 in this report and Note 1 to the consolidated financial statements included herein.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 26
Restatement
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
     The following table sets forth the effect of the restatement made to correct the error in our reported commission expense, record the allocation of purchase price to finite life intangibles and related deferred income taxes, record amortization of the value assigned to finite life intangibles arising from the ICM acquisition, as described above, reclassify certain deferred revenues and record other minor adjustments, for the three and six month periods ended June 30, 2007:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Previously		Previously	Restated
Dollars in Thousands	Reported	Restated Amount	Reported	Amount
Balance Sheet:
Accounts and notes receivable, net	$1,050	$1,042	$1,050	$1,042
Advanced agent commissions	4,937	4,617	4,937	4,617
Total current assets	11,756	11,428	11,756	11,428
Goodwill and other intangibles, net	16,730	16,820	16,730	16,820
Deferred tax asset	105	—	105	—
Total assets	29,374	29,031	29,374	29,031
Other accrued liabilities	2,737	3,110	2,737	3,110
Deferred revenue, net	3,674	—	3,674	—
Deferred commissions	—	3,031	—	3,031
Deferred enrollment fees, net	—	302	—	302
Current liabilities	9,852	9,884	9,852	9,884
Long-term deferred tax liability	—	328	—	328
Total liabilities	10,200	10,560	10,200	10,560
Accumulated deficit	(20,479)	(21,182)	(20,479)	(21,182)
Total stockholders’ equity	19,174	18,471	19,174	18,471
Total liabilities and stockholders’ equity	29,374	29,031	29,374	29,031
Statement of Operations:
Service revenues	$10,261	$10,201	$18,461	$18,401
Commission expense	4,272	4,434	7,304	7,597
Cost of operations	2,683	2,632	5,150	5,098
Sales and marketing	1,300	1,354	2,269	2,322
General and administrative	2,949	3,158	4,740	5,089
Total operating expenses	15,296	15,670	23,555	24,198
Operating loss	(5,035)	(5,469)	(5,094)	(5,797)
Net loss	(5,018)	(5,452)	(5,074)	(5,777)
Basic net loss per share	($0.27)	($0.29)	($0.29)	($0.33)
Diluted net loss per share	($0.27)	($0.29)	($0.29)	($0.33)

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
     Consumer Plan Division. Our Consumer Plan Division, which operates as The Capella Group, Inc. (“Capella”) and was previously referred to as the Consumer Healthcare Savings segment, develops and markets non-insurance medical discount programs and defined benefit plans through multiple distribution channels under the Care Entrée™ and other brand names.
     Insurance Marketing Division. Our Insurance Marketing Division, which operates as Insuraco USA LLC (“Insuraco”), provides web-based technology, specialty products and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels under Care Entrée™ and other brand names.
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
Summary Results of Operations
     For the second quarter, we reported revenue of $10,201,000, an increase of $4,551,000 or 80.5%, compared to $5,650,000 during the comparable quarter in 2006. Second quarter 2007 revenue included $5,290,000 attributable to the insurance marketing operations acquired in the merger with Insurance Capital Management USA, Inc. on January 30, 2007, which more than offset revenue declines in the company’s Consumer Plan and Regional Health Care divisions.
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
     Our net loss for the second quarter of 2007 was $5,452,000 or $(.29) per fully diluted share, compared to a net loss of $179,000 or $(.01) per fully diluted share for the comparable quarter in 2006. Excluding the goodwill charge and other charges noted above, we would have generated operating income of $36,000, before taxes for the second quarter of 2007. We generated $111,000 of cash from operating activities during the second quarter of 2007.
     For the first six months of 2007, we reported revenues of $18,401,000 compared to $11,743,000 for the same period of 2006, a year-over-year increase of 56.7%. Revenue for the first six months of 2007 included $8,633,000 attributed to the insurance marketing operations. We reported a loss from continuing operations of $5,777,000, or $(.33) per fully diluted share, compared to income from continuing operations in first six months of 2006 of $691,000 or $.05 per fully diluted share. Financial results for the first six months of 2007 were impacted by the second quarter goodwill charge and the other charges and non-recurring legal expenses discussed above. Excluding those charges and expenses, we would have generated a pre-tax operating loss of $364,000 in the first six months of 2007. Year–to-date we have generated cash from operating activities of $884,000.
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
     Intangible Asset Valuation. Our intangible assets as of June 30, 2007, consisted primarily of $13,464,000 of goodwill and $3,356,000 in other intangibles net of amortization. $10,087,000 in goodwill and $3,351,000 in other intangibles are attributable to the

January 2007 ICM acquisition. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. In June 2007, AAI recorded a $4,092,000 impairment to goodwill that resulted from failure to obtain certain contract renewals. In 2006, AAI recorded a $4,066,000 impairment to goodwill including tax considerations that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter of that year. In 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit.
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
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Results of Operations
     Consumer Plan Division. The operating results for our Consumer Plan Division were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
Dollars in thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$3,221	$3,682	$(461)	(12.5%)	$6,326	$7,827	$(1,501)	(19.2%)

Operating expenses:
Commissions	822	942	(120)	(12.7%)	1,524	2,075	(551)	(26.6%)
Cost of operations	1,334	1,499	(165)	(11.0%)	2,610	2,851	(241)	(8.5%)
Sales and marketing	276	268	8	3.0%	482	582	(100)	(17.2%)
General and administrative	1,469	1,139	330	29.0%	2,247	2,220	27	1.2%

Total operating expenses	3,901	3,848	(53)	(1.4%)	6,863	7,728	(865)	(11.2%)

Operating (loss) income	$(680)	$(166)	$(514)	309.6%	$(537)	$99	$(636)	(642.4%)

Percent of revenue:
Revenues	100%	100%			100%	100%

Operating expenses:
Commissions	25.5%	25.6%			24.1%	26.5%

Cost of operations	41.4%	40.7%			41.3	36.4%

Sales and marketing	8.6%	7.3%			7.6%	7.4%

General and administrative	45.6%	30.9%			35.5%	28.4%

Total operating expenses	121.1%	104.5%			108.5%	98.7%

Operating (loss) income	(21.1%)	(4.5%)			(8.5%)	1.3%

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

	2005				2006				2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr

Member Count — End of Qtr	51,895	46,514	41,958	37,952	37,281	35,823	34,020	31,826	30,649	28,965

Percent Change	(8.88%)	(10.37%)	(9.79%)	(9.54%)	(1.77%)	(3.91%)	(5.03%)	(6.45%)	(3.70%)	(5.49%)
Average revenue per member, net of sales and marketing costs	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54	$22.40	$22.32	$24.51	$23.74
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
     The decrease in cost of operations from the six month period ending June 30, 2006 to the six month period ending June 30, 2007 was due to reduction in variable costs of $491,000 that include reduction in provider network fees of $420,000 related to decreased membership revenue, discussed previously, and decrease in customer service costs of $171,000 related to outsourcing customer service functions that was implemented in December 2006. This decrease was offset by an increase in short-term system enhancement costs for new applications to support new product initiatives of $224,000. The increase in cost of operations as a percent of revenue was primarily due to the increase in system cost as discussed previously.
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
     General and Administrative Expenses. The increase in general and administrative expenses from the three months ended June 30, 2006 to the three months ended June 30, 2007 was due primarily to costs of $522,000 related to new product development and marketing initiatives that have not begun to generated earnings and an increase in legal and legal settlement costs of $328,000 related to the Zermino lawsuit discussed in Part II of this report and the costs associated with the filing of an application for a license under California Knox-Keene Act. This increase was offset by decreases in staffing, occupancy and other related costs of $492,000 as the result of the outsourcing, office relocation and other management initiatives. The increase in general and administrative expenses as a percent of revenue is due to the reasons discussed previously.
     The increase in general and administrative expenses from the six months ended June 30, 2006 to the six months ended June 30, 2007 was primarily due to the expenses related legal costs and settlements incurred in the second quarter discussed previously. This increase was offset by decreases for outsourcing and office relocation and other management initiatives of $908,000. The increase in general and administrative expenses as a percent of revenue was due to the reasons discussed previously.

     Insurance Marketing Division. The operating results for our Insurance Marketing Division were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$5,290	$—	$5,290	na	$8,633	$—	$8,633	na

Operating expenses:
Commissions	3,611	—	3,611	na	6,066	—	6,066	na
Cost of operations	203	—	203	na	238	—	238	na
Sales and marketing	929	—	929	na	1,563	—	1,563	na
General and administrative	623	—	623	na	868	—	868	na

Total operating expenses	5,366	—	5,366	na	8,735	—	8,735	na

Operating loss	$(76)	$—	$(76)	na	$(102)	$—	$(102)	na

Percent of revenue:
Revenues	100%				100%

Operating expenses:
Commissions	68.3%	0.0%			70.3%	0.0%
Cost of operations	3.8%	0.0%			2.8%	0.0%
Sales and marketing	17.6%	0.0%			18.1%	0.0%
General and administrative	11.8%	0.0%			10.1%	0.0%

Total operating expenses	101.5%	0.0%			101.3%	0.0%

Operating loss	(1.5%)	0.0%			(1.3%)	0.0%

     Operating results for the Insurance Marketing Division are included only from February 2007 forward, after the completion on January 30, 2007 of the acquisition of Insurance Capital Management USA, Inc. However, ICM’s 2006 results prior to acquisition are discussed below for comparative purposes.
     Service Revenues. Revenues for the three months ended June 30, 2007 of $5,290,000, an increase of 23% over the prior year pre-acquisition quarter revenue of $4,300,000, is primarily due to growth in major medical insurance sales through the AHCP agency channel. Year-to-date revenues of $8,633,000 are also approximately 2.0% higher than the corresponding prior year pre-acquisition period for the same reasons previously discussed.
     Commissions and Cost of Operations. Commissions and cost of operations, as a percentage of revenues approximate 73% for both the second quarter and year to date.
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
     Operating Income. Operating loss for the three months ended June 30, 2007 of $76,000 is consistent with the pro-rated corresponding amount for the two month period ended March 31, 2007. Without the impairment charge previously discussed, operating income for the second quarter 2007 would have been $98,000.

     Regional Healthcare Division. The operating results for our Regional Healthcare Division were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$1,680	$1,943	$(263)	(13.5%)	$3,416	$3,859	$(443)	(11.5%)

Operating expenses:
Cost of operations	1,090	1,231	(141)	(11.5%)	2,246	2,385	(139)	(5.8%)
Sales and marketing	148	154	(6)	(3.9%)	277	323	(46)	(14.2%)
General and administrative	465	147	318	216.3%	684	300	384	128.0%
Goodwill impairment	4,092	—	4,092	na	4,092	—	4,092	na

Total operating expenses	5,795	1,532	4,263	278.3%	7,299	3,008	4,291	142.7%

Operating (loss) income	$(4,115)	$411	$(4,526)	(1,101.2%)	$(3,883)	$851	$(4,734)	(556.3%)

Percent of revenue:
Revenues	100.0%	100.0%			100.0%	100.0%
Operating expenses:
Cost of operations	64.9%	63.4%			65.7%	61.8%
Sales and marketing	8.8%	7.9%			8.1%	8.4%
General and administrative	27.7%	7.6%			20.0%	7.8%
Goodwill impairment	243.6%				119.8%

Total operating expenses	345.6%	78.9%			213.6%	78.0%

Operating (loss) income	(245.0%)	21.1%			(113.6%)	22.0%

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
     Corporate and Other. The operating costs for our corporate and other activities were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
			Dollar	Percent			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$10	$25	$(15)	(60.0%)	$26	$57	$(31)	(54.4%)

Commissions	2	14	(12)	(85.7%)	7	28	(21)	(75.1%)
Cost of Operations	4	—	4	100.0%	5	—	5	—
Sales and Marketing	—	—	—	—	—	—	—	—
General and administrative	601	399	202	50.6%	1,290	917	373	40.6%

Total operating expenses	607	413	194	47.0%	1,302	945	357	37.7%

Operating loss	$(597)	$(388)	$(209)	53.9%	$(1,276)	$(888)	$(388)	43.6%

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
Income Tax Provision
     SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At December 31, 2006, we had a non-current deferred tax asset of $1,249,000 and a current deferred tax liability of $387,000. A valuation allowance of $862,000 reduced the net non-current deferred tax asset to $387,000. The non-current deferred tax asset is primarily due to the net operating loss carry-forward that if not utilized will expire at various dates through 2026. At June 30, 2007, we had a non-current deferred tax liability of $328, 000 and a current deferred tax liability of $105,000. The change in the non-current deferred tax amount as compared to December 31, 2006 is primarily due to the acquisition of ICM.
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
     Net cash provided by operating activities for the six months ended June 30, 2007 and the six months ended June 30, 2006 was $884,000 and $1,872,000, respectively. The decrease in net cash provided by operating activities of $988,000 was due primarily to a receipt of a state franchise tax refund of $133,000 in first quarter of 2006 and the federal tax refund discussed previously.
     Investing Activities. Net cash provided by investing activities for the three months ended June 30, 2007 was $557,000 and net cash used for the three months ended June 30, 2006 was $1,383,000. The increase in net cash from investing activities of $1,940,000 was due primarily to the increase in the cash requirement to maintain restricted short-term investments of $1,170,000 in second quarter of 2006.
     Net cash provided by investing activities for the six months ended June 30, 2007 was $395,000 and net cash used for the six months ended June 30, 2006 was $2,131,000. The increase in net cash from investing activities of $2,526,000 was due primarily to cash used in a business combination related to our acquisition of AAI of $521,000 in the first quarter of 2006 and cash provided by the decrease in the requirement to maintain restricted short-term investments, as discussed above.
     Financing Activities. Net cash used in financing activities for the three months ended June 30, 2007 and the three months ended June 30, 2006 was $561,000 and $68,000, respectively. The increase in net cash used in financing activities of $493,000 was due primarily to a net decrease in deferred commissions of $319,000, offset by an increase in accrued costs for the ICM acquisition of $68,000 and an increase in short term debt of $109,000.
     Net cash used in financing activities for the six months ended June 30, 2007 and the six months ended June 30, 2006 was $655,000 and $136,000, respectively. The increase in net cash used in financing activities of $519,000 was primarily due to a net decrease in deferred commissions of $639,000, offset by net increases as discussed above.
     On June 30, 2007, March 31, 2007 and December 31, 2006 we had working capital of $1,544,000, $2,193,000 and $3,996,000, respectively. The decrease in working capital from March 31, 2007 of $649,000 was due primarily to an increase in accrued liabilities related to legal fees and settlement costs in the Consumer Plan and Regional Healthcare segments as discussed previously. The decrease in working capital from December 31, 2006 to June 30, 2007 of $2,452,000 is due primarily to the assumption of liabilities related to the January 2007 ICM acquisition and legal fees previously discussed.
     We have obtained line of credit facilities and short-term notes from a commercial banking institution. The commercial bank outstanding balance at June 30, 2007 of $1,865,000 comprises $906,000 of short term notes, and $959,000 drawn down under the current line of credit facilities and the proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. At June 30, 2007 we are able to borrow an additional $291,000 under this facility provided that the borrowings are solely for the funding of advanced agent commissions. $473,500 of the total commercial bank borrowings of $1,865,000 mature and became payable July 15, 2007 and were paid during the third quarter of 2007. The remaining balance of $1,392,000 has scheduled maturity dates in 2008 and is expected to be fully paid prior to March 31, 2008. Interest is charged at prime plus 1.5%. We are the primary party on the loan agreement but Peter Nauert, our former Chairman, had executed a personal guarantee. Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to the commercial bank became due immediately. We are currently working with the commercial bank and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that we will be able to arrange alternative financing or that we will have future borrowings available to us from the commercial bank or Mr. Nauert’s estate on terms satisfactory to us or advantageous to our stockholders. As a result, we may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.
     As part of the ICM acquisition, we also assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000 of which $552,000 remains outstanding at June 30, 2007. $204,000 of the outstanding balance has been classified as short-term debt and the remaining balance of $348,000 has been classified as long-term debt. The loan bears interest at prime plus 5.0%. We are the primary party on the loan agreement and Peter Nauert, our former Chairman, had executed a personal guarantee. As stated above, Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to that lender became due immediately. We are currently working with the specialty lending corporation and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that we will be able to arrange alternative financing or that we will have future borrowings available to us from the specialty lending corporation or Mr. Nauert’s estate on terms satisfactory to us or advantageous to our stockholders. As a result, we may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.
     We do not have any capital commitments. We have pledged $1,100,000 of cash and investment securities to secure our arrangements with banks and clearing agencies for clearing our credit card and automated clearing house charges, which are the principal means of collecting revenue in our consumer card division. Additionally, we may utilize capital for strategic acquisitions should such opportunities present themselves. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. Additionally, while we have generated cash from operating activities in the past, the decline in revenues in certain of our operating divisions or increases in the cost of our corporate activities may reduce cash provided from operations or lead to the use of cash in operating activities. While we believe that we currently have access to a sufficient amount of working capital to meet our needs, our ability to grow the Insurance Marketing Division will depend on our ability to gain access to increasing amounts of working capital sources. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital expenditures for the next 12 months. However, growth in our Insurance Marketing Division, loss of access to borrowing arrangements or losses incurred in operations may necessitate additional financing to fund future advances or our operations.
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
     In connection with our quarter end close process and the preparation of this report, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the

effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer had concluded that the Company’s disclosure controls and procedures were effective at June 30, 2007. However, in the prior quarter the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2007, due to one material weakness and one significant deficiency in internal control over financial reporting noted below. Our management reported to our auditors and the audit committee of our board of directors that, other than the changes being implemented to remediate the material weakness and significant deficiency noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the second quarter of 2007 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. The discovery, in August 2007, of the failures in February through June to completely and accurately record a portion of our insurance commission expense related to one of our insurance products, as described above in Part I, Item 1 – Financial Statements (Unaudited), indicates that the remediation of the material weakness that we believed had been accomplished was not completely effective. Therefore, based on this more recent information, the Interim Chief Executive Officer and the Chief Financial Officer have now concluded that the Company’s disclosure controls and procedures were not effective at June 30, 2007, due the material weakness in internal control over financial reporting noted below.
     Changes to Internal Control over Financial Reporting
     During the first quarter of 2007 and the subsequent evaluation of disclosure controls and procedures effective as of March 31, 2007, management recognized a material weakness related to processes and controls for the recording of insurance commission revenues and related insurance commission expenses for the insurance marketing operation acquired during the quarter that were not sufficient to provide for the timely recording of revenue transactions, and a significant deficiency related to processes and controls for recording stock option expense pursuant to SFAS 123R that did not provide for timely recording of stock option expense. We attempted to remediate these weaknesses during the second quarter. However, the discovery during August 2007 of the failure to record a portion of our insurance commission expense related to one of our insurance products, as described in Item 1 above, revealed that those interim manual control procedures were not sufficient to ensure that all commission related transactions were completely and accurately captured and recorded. That processing failure resulted from a change in the data gathering process resulting in a failure to record a portion of our insurance commission expense for one of our insurance products in the newly acquired insurance marketing division beginning in February this year. The data input oversight resulted from a change in the data gathering process, relied upon for purposes of calculating agent commissions for the particular insurance product. The errors were not detected on a timely basis due in part to transitions in responsibility immediately following our merger-acquisition of the insurance marketing division in January 2007. This resulted in an underpayment to the agents and an underreporting of commission expense.
     Since the discovery of the commission underpayment described above, we have taken steps to consolidate the disparate insurance marketing commission processing functions into a single unit and to implement additional controls for the verification of commission calculations. However, we have not yet concluded that the material weakness in internal control over financial reporting related to such commission expenses has been fully remediated.
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
DURING THE FIRST SIX MONTHS OF 2007 AND DURING 2006, 2005 AND 2004 WE INCURRED LOSSES FROM OPERATIONS AND THESE LOSSES MAY CONTINUE.
     During the six months ended June 30, 2007 and the years ended December 31, 2006, 2005 and 2004 we incurred losses from continuing operations of $5,777,000, $6,814,000, $13,229,000 and $1,657,000, respectively and net losses of $5,777,000, $7,724,000, $13,371,000 and $1,956,000, respectively. As part of those operating losses and net losses, we incurred goodwill impairment charges of $4,092,000, $6,866,000 including tax considerations of $426,000, $12,900,000 and $2,000,000 in 2007, 2006, 2005 and 2004, respectively. In 2007, we recorded goodwill impairment charges of $4,092,000 for AAI due to the loss of significant contracts. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for AAI and $2,800,000 for Capella, respectively. In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella. In 2004, we recorded a goodwill impairment charge of $2,000,000 related to Foresight, Inc. (“Foresight”). The operating loss before goodwill impairment charges in 2005 was primarily attributable to the continuing costs associated with our Care Entrée™ medical savings program. There is no assurance that losses from our Care Entrée™ medical savings program will not continue or that our other operations will become or continue to be profitable in 2007 or thereafter.
OUR REVENUES IN THE CONSUMER PLAN DIVISION ARE LARGELY DEPENDENT ON THE INDEPENDENT MARKETING REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.
     Our success and growth depend in large part upon our ability to attract, retain and motivate the network of independent marketing representatives who principally market our Care Entrée™ medical savings program and the USA Healthcare Savings products that we are introducing in 2007. Our independent marketing representatives typically offer and sell the Care Entrée™ program on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our Care Entrée™ program. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our Care Entrée™ program and operations.
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
     Private Healthcare Systems (“PHCS”), a division of MultiPlan, Inc., is the preferred provider organization through which most of our members obtain savings on medical services through our Care Entrée™ program. The loss of PHCS as a preferred provider organization or a disruption of our members’ access to PHCS could affect our ability to retain our members and could, therefore, adversely affect our business. While we currently enjoy a good relationship with PHCS and MultiPlan, there are no assurances that we will continue to have a good relationship with them in the future, or that MultiPlan, having recently acquired PHCS, may choose to change its business strategy in a way that adversely affects us by either limiting or terminating our members’ access to the PHCS network or by entering into agreements with our competitors to provide their members access to PHCS.
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
     In connection with our acquisitions of Capella, AAI and ICM, we recorded goodwill that had an aggregate asset value of $13,464,000 at June 30, 2007. This carrying value has been reduced through impairment charges of $4,092,000 in 2007, $6,866,000 in 2006, $12,900,000 in 2005, and $2,000,000 in 2004. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
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

ACCESS PLANS USA, INC. (Registrant)
Date: November 19, 2007	By:	/s/ IAN R. STUART
Ian R. Stuart
Interim Chief Executive Officer

Date: November 19, 2007	By:	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Chief Financial Officer and Principal Accounting Officer

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006

	As of
	June 30, 2007	As of
Dollars in Thousands	(Unaudited)	December 31, 2006
	(Restated)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,856	$3,232
Unrestricted short-term investments	11	200
Restricted short-term investments	1,100	1,420
Accounts and notes receivable, net	1,042	190
Advanced agent commissions	4,617	—
Income taxes receivable, net	315	246
Inventory	14	20
Prepaid expenses	473	1,492

Total current assets	11,428	6,800
Fixed assets, net	686	924
Goodwill and other intangible assets, net ($13,464,000 and $7,466,000 in goodwill and $3,356,000 and 5,000 in other intangible assets, respectively)	16,820	7,471
Deferred tax asset	—	387
Other assets	97	662

Total assets	$29,031	$16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$738	$178
Other accrued liabilities	3,110	1,614
Income taxes payable	388	353
Deferred commissions	3,031	—
Deferred enrollment fees, net	302	82
Current portion of capital leases	141	190
Short-term debt	2,069	—
Deferred tax liability	105	387

Total current liabilities	9,884	2,804
Capital lease obligations, net of current portion	—	48
Long-term deferred tax liability	328	—

Long-term debt	348	—

Total liabilities	10,560	2,852
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 20,749,145 and 14,012,763 issued, respectively, and 20,269,145 and 13,512,763 outstanding, respectively	207	140
Additional paid-in capital	40,455	29,691
Accumulated deficit	(21,182)	(15,388)
Less: treasury stock (480,000 and 500,000 shares, respectively)	(1,009)	(1,051)

Total stockholders’ equity	18,471	13,392

Total liabilities and stockholders’ equity	$29,031	$16,244

*	Amounts are derived from the Company’s audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Dollars in Thousands, except Earnings per Share	2007	2006	2007	2006
	(Restated)		(Restated)
Service revenues	$10,201	$5,650	$18,401	$11,743

Operating expenses:
Commissions	4,434	956	7,597	2,103
Cost of operations	2,632	2,730	5,098	5,236
Sales and marketing	1,354	422	2,322	905
General and administrative	3,158	1,685	5,089	3,437
Goodwill impairment	4,092	—	4,092	—

Total operating expenses	15,670	5,793	24,198	11,681

Operating (loss) income	(5,469)	(143)	(5,797)	62

Other expense:
Interest income, net	39	91	72	164

(Loss) earnings before taxes	(5,430)	(52)	(5,725)	226
Provision for income taxes expense (benefit)	22	(461)	52	(465)

(Loss) earnings from continuing operations	(5,452)	409	(5,777)	691
Loss from discontinued operations, net of taxes	—	(588)	—	(909)

Net loss	$(5,452)	$(179)	$(5,777)	$(218)

(Loss) earnings per share:
Basic
Continuing operations	$(0.29)	$0.03	$(0.33)	$0.05

Discontinued operations	$—	$(0.04)	$—	$(0.07)

Diluted
Continuing operations	$(0.29)	$0.03	$(0.33)	$0.05

Discontinued operations	$—	$(0.04)	$—	$(0.07)

Weighted average number of common shares outstanding:
Basic	18,780,451	13,512,763	17,677,237	13,459,927

Diluted	18,780,451	13,531,302	17,677,237	13,478,466

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2007

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED	TREASURY
Dollars in Thousands	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL
				(Restated)		(Restated)
Balance, December 31, 2006 (audited)	13,512,763	$140	$29,691	$(15,388)	$(1,051)	$13,392

Issuance of stock in business combinations	6,756,382	67	10,473	—	—	10,540
Treasury stock adjustment	—	—	(25)	(17)	42	—
Stock option awards	—	—	316	—	—	316
Net loss	—	—	—	(5,777)	—	(5,777)

Balance, June 30, 2007	20,269,145	$207	$40,455	$(21,182)	$(1,009)	$18,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

	For the Six Months
	Ended June 30,
Dollars in Thousands	2007	2006
	(Restated)
Net loss	$(5,777)	$(218)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	515	408
Provision for losses on accounts and notes receivable	122	56
Loss on disposal and impairment of fixed assets	335	188
Stock options expense	316	44
Goodwill impairment	4,092	—
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	82	88
Income taxes receivable	(69)	689
Inventory	6	274
Prepaid expenses	1,019	971
Other assets	(6)	57
Accounts payable	44	(72)
Accrued liabilities	305	(550)
Deferred fees	(135)	(11)
Income taxes payable	35	(52)

Net cash provided by operating activities	884	1,872

Investing activities:
Increase in unrestricted short-term investments	189	1
Decrease (Increase) in restricted short-term investments	320	(1,170)
Increase in advanced agent commissions	37	—
Purchase of fixed assets	(228)	(338)
Cash acquired (used) in business combination, net	77	(624)

Net cash used in investing activities	395	(2,131)

Financing activities:
Additional payments for business combination	68	—
Payments of capital leases	(97)	(136)
Increase in debt, net	13	—
Increase in deferred commissions	(639)	—

Net cash used in financing activities	(655)	(136)

Net increase in cash and cash equivalents	624	(395)
Cash and cash equivalents at beginning of period	3,232	5,861

Cash and cash equivalents at end of period	$3,856	$5,466

Supplemental disclosure:
Income taxes recovered (paid), net	$(62)	$994

Interest paid	$126	$19

Non-cash investing and financing activities:
Accrued cash and stock issuance for consideration on business combination	$10,540	$521

Cash-in-trust refunded and claims paid, net of amounts collected	$—	$(954)

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
The following table sets forth the effect of the restatement made to correct the error in our reported commission expense, record the allocation of purchase price to finite life intangibles and related deferred income taxes, record amortization of the value assigned to finite life intangibles arising from the ICM acquisition, as described above, reclassify certain deferred revenues and record other minor adjustments, for the three and six month periods ended June 30, 2007:

	Three Months Ended June 30, 2007		Six Months Ended June 30, 2007
	Previously	Restated	Previously
Dollars in Thousands	Reported	Amount	Reported	Restated Amount
Balance Sheet:
Accounts and notes receivable, net	$1,050	$1,042	$1,050	$1,042
Advanced agent commissions	4,937	4,617	4,937	4,617
Total current assets	11,756	11,428	11,756	11,428
Goodwill and other intangibles, net	16,730	16,820	16,730	16,820
Deferred tax asset	105	—	105	—
Total assets	29,374	29,031	29,374	29,031
Other accrued liabilities	2,737	3,110	2,737	3,110
Deferred revenue, net	3,674	—	3,674	—
Deferred commissions	—	3,031	—	3,031
Deferred enrollment fees, net	—	302	—	302
Current liabilities	9,852	9,884	9,852	9,884
Long-term deferred tax liability	—	328	—	328
Total liabilities	10,200	10,560	10,200	10,560
Accumulated deficit	(20,479)	(21,182)	(20,479)	(21,182)
Total stockholders’ equity	19,174	18,471	19,174	18,471
Total liabilities and stockholders’ equity	29,374	29,031	29,374	29,031

Statement of Operations:
Service revenues	$10,261	$10,201	$18,461	$18,401
Commission expense	4,272	4,434	7,304	7,597
Cost of operations	2,683	2,632	5,150	5,098
Sales and marketing	1,300	1,354	2,269	2,322
General and administrative	2,949	3,158	4,740	5,089
Total operating expenses	15,296	15,670	23,555	24,198
Operating loss	(5,035)	(5,469)	(5,094)	(5,797)
Net loss	(5,018)	(5,452)	(5,074)	(5,777)
Basic net loss per share	($0.27)	($0.29)	($0.29)	($0.33)
Diluted net loss per share	($0.27)	($0.29)	($0.29)	($0.33)
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
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled
     On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas audit for Capella for the years 2002-2005 have been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of June 30, 2007, income taxes payable included $99,000 of accrued interest expense and $26,000 of accrued penalties related to state tax liabilities. We plan to settle the state tax liabilities and pay any related interest and penalties during 2007
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Bad debt is written off as incurred.
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
     Our intangible assets as of June 30, 2007, consisted primarily of $13,464,000 of goodwill. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. In June 2007, AAI recorded a $4,092,000 impairment to goodwill that resulted from failure to obtain certain contract renewals. In 2006, AAI recorded a $4,066,000 impairment to goodwill including tax considerations that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter of that year. In 2004, our intangible assets were reduced by $2,000,000 to reflect impairment of the goodwill related to our acquisition in 2000 of Foresight. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit.
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

Dollars in Thousands	(Unaudited)
Cash	$77
Accounts receivable	915
Advanced agent commissions	3,443
Other assets	37
Fixed assets	35
Goodwill	10,087
Deferred tax asset	862
Other intangibles, net	3,700
Accounts payable and accrued liabilities	(1,640)
Deferred revenue, net	(2,674)
Short-term debt	(2,004)
Long-term debt	(400)
Long-term deferred tax liability	(1,295)

Total	$11,143

First issuance of common stock	7,018
Second issuance of common stock	3,522
Acquisition costs	603

$11,143

     The allocation of $10,087,000 to goodwill was considered appropriate as ICM strategically complements the Company’s current business by providing a significant source of new revenue from the distribution of insurance products and adding new distribution channels for our Care Entrée™ and private-label healthcare savings programs. ICM also has proven experience in the development, marketing and distribution of insurance products and financial services and, through its contractual arrangements with various insurance companies, will be a continuing source of leading-edge insurance products. The following proforma condensed results of operations have been prepared as if our acquisition of ICM occurred on January 1, 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	(unaudited)		(unaudited)
Dollars in Thousands	2007	2006	2007	2006
	(Restated)		(Restated)
Service revenues	$10,201	$9,981	$20,067	$20,210

(Loss) earnings from continuing operations	$(5,452)	$175	$(5,863)	$434

Loss from discontinued operations	$—	$(588)	$—	$(909)

Net loss	$(5,452)	$(413)	$(5,863)	$(475)

(Loss) earnings per share:
Basic
Continuing operations	$(0.27)	$0.01	$(0.29)	$0.02

Discontinued operations	$—	$(0.03)	$—	$(0.04)

Diluted
Continuing operations	$(0.27)	$0.01	$(0.29)	$0.02

Discontinued operations	$—	$(0.03)	$—	$(0.04)

Weighted average number of common shares outstanding:
Basic	20,242,944	20,269,145	20,242,944	20,216,309

Diluted	20,242,944	20,287,684	20,242,944	20,234,848

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

Note 5 — Advanced Agent Commissions
     Advanced agent commissions consist of:

As of June 30,
2007
Dollars in Thousands	Unaudited
Programs funded by:
Commercial bank	$1,865
Other debt	552
Advances received from insurance carriers	2,265

Sub-total	4,682
Provision for doubtful recoveries	(65)

Total advanced agent commissions	$4,617

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

Note 7 — Common Stock Options
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

Note 8 — Related Party Transactions
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
     The Zermeno plaintiffs are former members of the Care Entrée™ discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Plaintiffs’ First Amended Complaint set forth three distinct claims under California law. Plaintiffs’ first cause of action alleged that the operation of the Company’s Care Entrée™ program violates Health and Safety Code §445 (“Section 445”) that governs medical referral services. Next, Plaintiffs alleged that they are entitled to damages under Civil Code §§1812.119 and 1812.123, which are part of the broader statutory scheme governing the operation of discount buying organizations, Civil Code 1812. 100 et. Seq. (“Section 1812.100”). Plaintiffs’ third cause of action sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).
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
     State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against our subsidiary, The Capella Group, Inc. d/b/a Care Entrée™ and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health is a third-party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entrée™, directly and through at least one other party that formerly resold the services of Care Entrée™’s to the public, violated certain provisions of the Texas Deceptive Trade Practices -Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. We have always insisted that our programs be sold in an honest and forthright manner and have worked to protect the interests of consumers in Texas and all other states. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.
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

     The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The table on this page and the following page summarizes segment information:

	Three Months Ended June 30, 2007
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$3,221	$5,290	$1,680	$10	$10,201
Operating income (loss) (1)	(680)	(76)	(4,115)	(597)	(5,468)
Interest expense (income) (2)	—	—	—	(39)	(39)
Depreciation and amortization	26	211	26	2	265
Taxes (benefit) (2)	—	—	—	22	22
Assets acquired, net of disposals	36	—	52	—	88
Intangible assets (2)	3,377	13,438	—	5	16,820
Assets held (2)	4,399	19,226	914	4,492	29,031

	Three Months Ended June 30, 2006
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$3,682	$—	$1,943	$25	$5,650
Operating income (loss) (1)	(166)	—	411	(388)	(143)
Interest expense (income) (2)		—		(91)	(91)
Depreciation and amortization	133	—	26	5	164
Taxes (benefit) (2)	—	—	—	(461)	(461)
Assets acquired, net of disposals	(6)	—	189	—	183
Intangible assets (2)	6,177	—	8,085	—	14,262
Assets held (2)	7,642	—	11,935	8,481	28,058

	Six Months Ended June 30, 2007
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$6,326	$8,633	$3,416	$26	$18,401
Operating income (loss) (1)	(537)	(102)	(3,883)	(1,276)	(5,797)
Interest expense (income) (2)	—	—	—	(72)	(72)
Depreciation and amortization	101	357	53	4	515
Taxes (benefit) (2)	—	—	—	52	52
Assets acquired, net of disposals	(92)	—	16	—	(76)
Intangible assets (2)	3,377	13,438	—	5	16,820
Assets held (2)	4,399	19,226	914	4,492	29,031

	Six Months Ended June 30, 2006
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$7,827	$—	$3,859	$57	$11,743
Operating income (loss) (1)	99	—	851	(888)	62
Interest expense (income) (2)		—		(164)	(164)
Depreciation and amortization	282	—	46	10	338
Taxes (benefit) (2)	—	—	—	(465)	(465)
Assets acquired, net of disposals	96	—	211	—	307
Intangible assets (2)	6,177	—	8,085	—	14,262
Assets held (2)	7,642	—	11,935	8,481	28,058

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Income tax expense (benefit) is not allocated to the assets and operations of the related segment.