Form 10-Q
period 2007-09-30
Access Plans USA, Inc.
filed 2007-11-19
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended September 30, 2007
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

ACCESS PLANS USA, INC.
FORM 10-Q
For the Quarter Ended September 30, 2007

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 26.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is qualified in its entirety by the more detailed information in our 2006 Annual Report on Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2006 and our Schedule 14A Proxy Statement filed with the Commission on December 29, 2006 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements. Our ability to achieve these results is subject to the risks and uncertainties discussed in the Disclosure Documents. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.
     We as Access Plans USA, Inc. develop and distribute quality affordable consumer driven healthcare programs for individuals, families, affinity groups and employer groups across the nation. Our products and programs are designed to deal with the rising costs of healthcare. They include health insurance plans and non-insurance healthcare discount programs to help provide solutions for the millions of Americans who can no longer afford or do not have access to traditional health insurance coverage.
     On August 19, 2007 Peter W. Nauert, the Company’s Chief Executive Officer and Chairman of the Board, passed away after a brief illness. Mr. Nauert’s management skills, reputation and contacts within the insurance industry were key elements of our business plans. The ultimate effect and consequences of the loss of Mr. Nauert’s services are not currently determinable. See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 5. Other Information for further discussion.
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
     Consumer Plan Division. Our Consumer Plan Division, which operates as The Capella Group, Inc. (“Capella”) and was previously referred to as the Consumer Healthcare Savings segment, develops and markets non-insurance medical discount programs and defined benefit plans through multiple distribution channels under a number of brand names.
     Insurance Marketing Division. Our Insurance Marketing Division, which operates as Insuraco USA LLC (“Insuraco”), provides web-based technology, specialty products and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels.
     Regional Healthcare Division. Our Regional Healthcare Division, which operates as Foresight TPA (“Foresight”) and was previously referred to as the Employer and Group Healthcare Services segment, offers third-party claims administration, provider network management, and utilization management services for employer groups that utilize partially self funded strategies to finance their employee benefit programs. Foresight is the assumed name of Access HealthSource, Inc.
Summary Results of Operations
     For the third quarter, we reported revenue of $10,254,000, an increase of $4,955,000 or 93.5%, compared to $5,299,000 during the comparable quarter in 2006. Third quarter 2007 revenue included $5,536,000 attributable to the insurance marketing operations acquired in the merger with ICM on January 30, 2007, which more than offset revenue declines in the company’s Consumer Plan and Regional Healthcare divisions.
     As of September 30, 2007, we performed our annual assessment of the carrying value of goodwill. Previously, we had performed this assessment as of our fiscal year end, December 31. However, we determined that it was preferable to perform the annual assessment as of September 30, as well as in subsequent years, to allow us to incorporate into that financial analysis, and give most timely effect to, the budgets and forecasts for the coming year that we develop during our fourth quarter budgeting process. Additionally, performing the assessment of goodwill for impairment as of September 30 will reduce the burden on us and our professional advisors during following our year-end, when we also prepare our audited financial statements and evaluate our internal controls over financial reporting pursuant to Sarbanes-Oxley Section 404. As the result of this assessment of the carrying value of goodwill, we recorded a non-cash charge of $7,977,000 during the three months ended September 30, 2007, of which $3,377,000 related to impairment of goodwill of our Consumer Plan Division and $4,600,000 related to impairment of goodwill of our Insurance Marketing Division. These impairments are discussed in more detail below under “Critical Accounting Policies” and in the Notes to our Condensed Consolidated Financial Statements.
     Additionally, the results from our third quarter were impacted by charges for stock compensation plans of $52,000 and higher than normal litigation expenses in our Consumer Plan Division and Regional Healthcare Division of $122,000 and $213,000, respectively, as discussed below.
     Our net loss for the third quarter of 2007 was $7,763,000 or $(.38) per fully diluted share, compared to a net loss of $185,000 or $(.01) per fully diluted share for the comparable quarter in 2006. Excluding the goodwill charge and other charges noted above, we would have had an operating loss of $143,000, before taxes, for the third quarter of 2007. We generated $192,000 of cash from operating activities during the third quarter of 2007.
     For the first nine months of 2007, we reported revenues of $28,655,000 compared to $17,041,000 for the same period of 2006, a year-over-year increase of 68.2%. Revenue for the first nine months of 2007 included $14,169,000 attributed to the insurance marketing operations which was included in operations after the acquisition of ICM on January 30, 2007. We reported a loss from continuing operations of $14,033,000, or $(.76) per fully diluted share, compared to income from continuing operations in first nine months of 2006 of $519,000 or $.04 per fully diluted share. Financial results for the first nine months of 2007 were impacted by the second and third quarter goodwill charges and the other charges and higher than normal litigation expenses. Excluding those charges and expenses, we would have generated pre-tax operating income of $71,000 in the first nine months of 2007. We have generated year-to-date cash from operating activities of $1,076,000.
     On October 1, 2007, the Company completed its acquisition of Protective Marketing Enterprises, Inc. (“PME”). Under the terms of the acquisition, PME becomes a wholly owned subsidiary of the Company. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary and third party provider networks.
     The consideration for the acquisition, paid in cash, consisted of $1,075,000, plus contingent consideration of up to $250,000 to be paid if certain membership targets from existing PME business are met. The purchase price is, however, subject to adjustment based upon the net value of certain of PME’s tangible assets at closing (a formula determined by the terms of the Purchase Agreement and not in accordance with generally accepted accounting principles that amounted to a reduction in the purchase cost of $52,000). Any adjustment to the purchase price is expected to be made by December 18, 2007. At closing, the Company also made a cash deposit to PME’s parent, Protective Life Corporation (“PLC”), of $125,000, representing one-half of the contingent consideration. The membership targets will be assessed at November 30, 2007. The contingent consideration will then be determined based on that assessment, by either paying up to an additional $125,000 or by PLC returning all or a portion of the $125,000 deposit. The operations of PME will be assimilated into our Consumer Plan Division.
Critical Accounting Policies
     Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, Capella, Insuraco, and Foresight. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.
     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment. Actual results could differ from those estimates and the differences could be material.
     Fair Value of Financial Instruments. The recorded amounts of short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable, capital lease obligations and debt approximate fair value because of the short-term maturity of these items.
     Recently Issued Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.
     Management is currently assessing the potential impact, if any, the application of these standards could have on our financial statements.
     Revenue Recognition. Revenue recognition varies based upon source.
     Consumer Plan Division Revenues. We recognize Consumer Plan program membership revenues, other than initial enrollment fees, on each monthly anniversary date. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, our private label partners bill their members for the membership fees and our portion of the membership fees is periodically remitted to us. During the time from the billing of these private-label membership fees and the remittance to it, we records a receivable from the private label partners and records an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.
     Membership enrollment fees, net of direct costs, are deferred and amortized over the estimated membership period that averages eight to ten months. Independent marketing representative fees, net of direct costs, are deferred and amortized over the term of the applicable contract. Judgment is involved in the allocation of costs to determine the direct costs netted against those deferred revenues, as well as in estimating the membership period over which to amortize such net revenue. We maintains a statistical analysis of the costs and membership periods as a basis for adjusting these estimates from time to time.
     Insurance Marketing Division Revenues. The revenue of our Insurance Marketing Division is primarily from sales commissions due from the insurance companies we represent. These sales commissions are generally a percentage of the commissionable insurance premium and other related amounts charged and collected by the insurance companies. Commission income and policy fees, other than enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned commission revenue. Initial enrollment fees are deferred and amortized over the estimated lives of the respective policies. The estimated weighted average life for the policies sold ranges from 18 to 24 months and is based upon our historical policyholder contract termination experience.
     Regional Healthcare Division (Foresight) Revenues. The principal sources of revenues of our Regional Healthcare Division, Foresight (formerly Access HealthSource, Inc.) include administrative fees for third-party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.
     Commission Expense Commission expense varies based upon source.
     Consumer Plan. Commissions on Consumer Plan Division revenues are accrued in the month in which a member has enrolled in the program. These commissions are only paid to our independent marketing representatives in the month following our receipt of the related membership fees have been received by us. In 2007, we began issuing advances of commissions on certain Consumer Plan programs to increase sales representative recruitment.
     Insurance Marketing. Commission expense is generally recognized as earned on a monthly basis until the underlying policyholder’s contract is terminated. Advances of commissions up to one year are paid to agents in the Insurance Marketing Division based on certain insurance policy premium commissions. Collection of the commissions advanced may be accomplished by withholding amounts due to the agents for future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. We periodically assess the collectibility of the amounts outstanding for commission advances and records an estimated allowance for uncollectible amounts. This allowance for uncollectible advances is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management.
     Acquisition Costs. Certain policy acquisition costs, including such as lead expenses are capitalized and amortized over the estimated lives of the respective policies. The estimated weighted-average life for the policies sold ranges from 18 to 24 months and is based upon our historical policyholder contract termination experience.
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.” The Binomial Lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended September 30, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent period ended September 30, 2007 for the expected option term. The risk-free interest rate was based on the interest rate of zero-coupon United States Treasury securities over the expected option term.
     Intangible Asset Valuation. Our intangible assets as of September 30, 2007, consisted of $5,487,000 of goodwill and other intangible assets of $3,147,000, all primarily attributable to our January 2007 ICM acquisition. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. The other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”) and certain agent relationships (“Agent Relationships”), net of amortization to date of $553,000. The intangible asset amount initially allocated to Customer Contracts was $1,800,000 and the amount allocated to Agent Relationships was $1,900,000. These assets are being amortized on a straight-line basis over three years and eight years, respectively.
     As of the end of 2007 third quarter, we performed our annual assessment of the carrying value of goodwill, as mentioned above. Previously, we had performed this assessment as of the end of our fiscal year (December 31). However, we determined that it was preferable to perform the annual assessment as of September 30 of this and subsequent years, to allow us to incorporate into that analysis, and give most timely effect to, the budgets and forecasts for the coming year that we develop during our fourth quarter budgeting process. Additionally, performing the assessment of goodwill for impairment as of September 30 of each year will reduce the burden on us and our professional advisors during the period immediately following our fiscal year-end, when we prepare our audited year-end financial statements and evaluation of our internal controls over financial reporting pursuant to Sarbanes-Oxley Section 404.
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months ended September 30, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset deferred tax assets remained appropriate as of September 30, 2007.
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Bad debt is written off as incurred.
     Advanced Agent Commissions. Our Insurance Marketing segment advances agent commissions for certain insurance programs. Repayment of the advanced commissions is typically accomplished by withholding earned commissions from the agent until such time as the outstanding balance, plus accumulated interest, has been fully repaid. Advanced agent commissions are reviewed on a quarterly basis to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for any advanced agent commission balance where recovery is considered doubtful. Any bad debt is written off when determined non-collectible.
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
     Acquisitions. On January 30, 2007, we completed our merger with ICM. Under the terms of the merger, the shareholders of ICM received our common stock shares based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 common stock shares. Furthermore, on May 31, 2007, the ICM shareholders were issued an additional 2,257,853 common stock shares as a result of the acquired ICM companies achieving adjusted EBITDA (earnings before income taxes, depreciation and amortization) of $1,250,000 over the four consecutive calendar quarters ended on December 31, 2006.

     On October 1, 2007, we completed our acquisition of Protective Marketing Enterprises, Inc. (“PME”). Under the terms of the acquisition, PME became a wholly owned subsidiary of the Company. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary and third party provider networks. The operations of PME will be assimilated into our Consumer Plan Division. See the subsequent events discussion in Item 5. Other Information section and in Notes to the Condensed Consolidated Financial Statements.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Results of Operations
     Consumer Plan Division. The operating results for our Consumer Plan Division were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Dollar	Percent			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$3,120	$3,457	$(337)	(9.7%)	$9,445	$11,283	$(1,838)	(16.3%)

Operating expenses:
Commissions	810	848	(38)	(4.5%)	2,334	2,757	(423)	(15.3%)
Cost of operations	1,363	1,361	2	0.1%	3,973	4,214	(241)	(5.7%)
Sales and marketing	216	262	(46)	(17.6%)	698	1,013	(315)	(31.1%)
General and administrative	549	1,022	(473)	(46.3%)	2,796	3,235	(439)	(13.6%)
Goodwill Impairment	3,377	—	3,377	—	3,377	—	3,377	—

Total operating expenses	6,315	3,493	2,822	80.8%	13,178	11,219	1,959	17.5%

Operating income	$(3,195)	$(36)	$(3,159)	8,775.0%	$(3,733)	$64	$(3,797)	(5,932.8%)

Percent of revenue:

Revenues	100%	100%			100%	100%
Operating expenses:
Commissions	26.0%	24.5%			24.7%	24.4%
Cost of operations	43.7%	39.4%			42.1%	37.3%
Sales and marketing	6.9%	7.6%			7.4%	9.0%
General and administrative	17.6%	29.6%			29.6%	28.7%
Goodwill impairment	108.2%	0.0%			35.8%	0.0%

Total operating expenses	202.4%	101.1%			139.6%	99.4%

Operating income	(102.4%)	(1.1%)			(39.6%)	0.6%

     Service Revenues. Our Consumer Plan Division programs have been under continuing pressure from increasing competition and regulatory scrutiny, as well as the unwillingness of some healthcare providers to accept our savings cards based on concerns over assurance of payment. In late 2002, we implemented an escrow account requirement to address provider concerns over assurance of payment. While this feature had shown limited success in improving acceptance by providers, it made our programs more complex and difficult to sell. As of December 2006, we discontinued these Personal Medical Accounts (“PMAs”) and returned the funds that we held in those accounts to our customers. However, by that point many of our independent marketing representatives had switched to selling other products and services. In some of the states in which we have a significant number of members, especially Florida, Texas and California, our healthcare savings products are under scrutiny by state regulators and officials. This regulatory scrutiny has impaired our ability to market these products in those states and elsewhere, further contributing to the decline in membership enrollments and increases in terminated memberships. The table below reflects the decline in our Consumer Plan Division program membership over the preceding eleven fiscal quarters. The decline is somewhat offset by the addition of the supplementary insurance program (AmeriValue Plan) member counts, with third quarter revenue of $326,000 and nine months year-to-date revenue of $646,000, as a result of the acquisition of ICM in January 2007:

	2005				2006				2007
	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	1st Qtr	2nd Qtr	3rd Qtr
Member Count — End of Qtr	51,895	46,514	41,958	37,952	37,281	35,823	34,020	31,826	30,649	28,965	27,902

Percent Change	(8.88%)	(10.37%)	(9.79%)	(9.54%)	(1.77%)	(3.91%)	(5.03%)	(6.45%)	(3.70%)	(5.49%)	(3.67%)
Average revenue per member, net of sales and marketing costs	$25.70	$26.24	$26.16	$24.03	$23.86	$22.54	$22.40	$22.32	$24.51	$23.74	$24.53

     Commencing in the first quarter and continuing through the third quarter of 2007, the Consumer Plan Division concentrated resources on three functions designed to increase sales later in the year as follows:
•	new product development and product packaging, in which new features were added to existing products and new product lines were created, including “defined benefit” programs that provide limited insured benefits;

•	identification and targeting of new distribution channels, including tele-sales call centers and a new independent agent distribution program; and

•	enhanced systems applications to streamline processing of business to facilitate a wider range of distribution channels and expand the company’s web-based technology capabilities.
     These efforts resulted in significantly higher costs that were charged to general and administrative expenses as discussed below, and have yet to produce significant growth in revenue. Consequently, our expectations for future revenues and earnings in this segment are lower than previously thought. This has resulted in the impairment charge for goodwill discussed below.
     Commissions. The decrease in commissions from the three months ended September 30, 2006 to the three months ended September 30, 2007 and for the nine months ended September 30, 2006 to the nine months ended September 30, 2007 were due to the decreased membership revenue discussed previously, offset by the addition of the AmeriValue Plan commissions of $119,000 and 224,000 for the three months ended and nine months ended, respectively. The increase in commissions as a percentage of revenues is primarily due to higher commission rates on the new call center and independent agent programs.
     Cost of Operations. The increase in cost of operations from the three months ended September 30, 2006 to the three months ended September 30, 2007 was due primarily to reduction in variable costs of $182,000 related to decreased membership revenues as discussed previously and decrease in customer service costs of $78,000 related to outsourcing customer service functions that was implemented in December 2006, offset by addition of the AmeriValue Plan of $190,000 as discussed previously and increase in system enhancement cost for new product initiatives of $65,000.
     The decrease in cost of operations from the nine months ending September 30, 2006 to the nine months ending September 30, 2007 was due to reduction in variable costs of $618,000 related to decreased membership revenue as discussed previously and decrease in customer service costs of $299,000 related to outsourcing customer service as discussed previously, offset by the addition of the AmeriValue Plan of $397,000 as discussed previously and an increase in short-term system enhancement costs for new applications to support new product initiatives of $259,000. The increase in cost of operations as a percent of revenue was primarily due the increase in systems costs and the addition of the AmeriValue Plan.
     Sales and Marketing Expenses. The decrease in sales and marketing expenses from the three months ended September 30, 2006 to the three months ended September 30, 2007 was due primarily to decrease in consulting and other marketing costs primarily due to third quarter of 2006 initiatives that were discontinued in 2007. The decrease in sales and marketing expenses from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily due to these same higher consulting costs for various sales and marketing activities during 2006.
     General and Administrative Expenses. . The decrease in general and administrative expenses from the three months ended September 30, 2006 to the three months ended September 30, 2007 was due primarily to decreases in staffing, occupancy and other related costs of $492,000 as the result of the outsourcing, office relocation and other management initiatives, offset by an increase in legal costs of $57,000 related to the Zermino lawsuit discussed in Notes to Condensed Consolidated Financial Statements of this report. The decrease in general and administrative expenses as a percent of revenue is due to the reasons discussed previously.
     The decrease in general and administrative expenses from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily due to outsourcing and office relocation and other management initiatives implemented in the fourth quarter of 2006 of $1,300,000, offset by costs related to new product development and marketing initiatives that have not generated earnings of $522,000 and legal and legal settlement costs of 328,000 that were incurred in the second quarter of 2007. The decrease in general and administrative expenses as a percent of revenue was due to the reasons discussed previously.
     Intangible Asset Valuation. As previously discussed, at the end of the third quarter of 2007 we performed our annual assessment of the carrying value of goodwill. As the result of this assessment we recorded a non-cash charge of $3,377,000 related to impairment of goodwill in our Consumer Plan Division reporting unit. This impairment charge resulted primarily from the failure of certain new product and marketing initiatives to achieve expected results.

     Insurance Marketing Division. The operating results for our Insurance Marketing Division were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Dollar	Percent			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$5,536	$—	$5,536	—	$14,169	$—	$14,169	—

Operating expenses:
Commissions	3,975	—	3,975	—	10,041	—	10,041	—
Cost of operations	130	—	130	—	368	—	368	—
Sales and marketing	767	—	767	—	2,331	—	2,331	—
General and administrative	487	—	487	—	1,356	—	1,356	—
Goodwill impairment	4,600	—	4,600	—	4,600	—	4,600	—

Total operating expenses	9,959	—	9,959	—	18,696	—	18,696	—

Operating income	$(4,423)	$—	$(4,423)	—	$(4,527)	$—	$(4,527)	—

Percent of revenue:

Revenues	100.0%				100.0%
Operating expenses:
Commissions	71.8%				70.9%
Cost of operations	2.3%				2.6%
Sales and marketing	13.9%				16.5%
General and administrative	8.8%				9.6%
Goodwill impairment	83.1%				32.5%

Total operating expenses	179.9%				132.1%

Operating income	(79.9%)				(32.1%)

     Operating results for the Insurance Marketing Division are included only from February 2007 forward, after the completion on January 30, 2007 of the acquisition of ICM. However, ICM’s 2006 results prior to acquisition are discussed below for comparative purposes.
     Service Revenues. Revenues for the three months ended September 30, 2007 of $5,536,000, an increase of 29% over the prior year pre-acquisition third quarter revenue of $4,300,000, resulted primarily due to growth in major medical insurance sales through the AHCP agency channel. Year-to-date revenues of $14,169,000 are also approximately 28% higher than the corresponding prior year pre-acquisition period for the same reasons previously discussed.
     Commissions and Cost of Operations. Commissions and cost of operations, as a percentage of revenues approximate 74% for both the third quarter and year to date.
     General and Administrative Expenses. General and administrative expenses from the nine months ended September 30, 2007 include an asset impairment charge of $174,000 attributable to an unsuccessful tele-sales marketing initiative. Without this charge, combined sales, marketing and general and administrative costs would have aggregated $1,182,000, level with the pro-rated corresponding amount for the nine month period ended September 30, 2007.
     Intangible Asset Valuation. As previously discussed, at the end of the third quarter of 2007 we performed our annual assessment of the carrying value of goodwill. As the result of this assessment of the carrying value of goodwill, we recorded a non-cash charge of $4,600,000 related to impairment of goodwill in our Insurance Marketing Division reporting unit. This impairment charge resulted primarily from significant declines in sales of Medicare supplemental policies.
     Operating Income. Operating loss for the three months ended September 30, 2007 of $4,423,000 includes the impairment charge of $4,600,000 previously discussed. Without the impairment charge, operating income for the third quarter 2007 would have been $177,000.

     Regional Healthcare Division. The operating results for our Regional Healthcare Division were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Dollar	Percent			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$1,594	$1,827	$(233)	(12.8%)	$5,011	$5,686	$(675)	(11.9%)

Operating expenses:
Cost of operations	1,130	1,306	(176)	(13.5%)	3,376	3,689	(313)	(8.5%)
Sales and marketing	119	207	(88)	(42.5%)	396	526	(130)	(24.7%)
General and administrative	415	157	258	164.3%	1,099	463	636	137.4%
Goodwill impairment	—	—	—	—	4,092	—	4,092	—

Total operating expenses	1,664	1,670	(6)	(0.4%)	8,963	4,678	4,285	91.6%

Operating income	$(70)	$157	$(227)	(144.6%)	$(3,952)	$1,008	$(4,960)	(492.1%)

Percent of revenue:

Revenues	100.0%	100.0%			100.0%	100.0%
Operating expenses:
Cost of operations	70.9%	71.5%			67.4%	64.9%
Sales and marketing	7.5%	11.3%			7.9%	9.3%
General and administrative	26.0%	8.6%			21.9%	8.1%
Goodwill impairment	—%	—%			81.7%	—%

Total operating expenses	104.4%	91.4%			178.9%	82.3%

Operating income	(4.4%)	8.6%			(78.9%)	17.7%

     Service Revenues. The primary element of our Regional Healthcare Division is our wholly-owned subsidiary, Foresight, through which we offer full third-party administration services. Through Foresight, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their required healthcare benefits. Foresight helps us offer a more complete suite of healthcare service products. Also through Foresight, we provide individuals and employee groups’ access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.
     During June and July of 2007, we received notice that our contracts with two of our major customers would not be renewed. Together, these contracts account for approximately $3,300,000 or 50% of Foresight’s total annual revenue. The loss of revenue from those contracts is expected to adversely impact our results of operations beginning 2008, when the non-renewed contracts expire. The loss of these contracts along with other events contributed to the re-evaluation of the carrying value of Foresight’s goodwill as discussed below.
     Regional Healthcare Services’ revenues from the three months and nine months ended September 30, 2006 to the three months and nine months ended September 30, 2007 decreased primarily due to the decline in the number of lives covered in the plans of one of our major customers.
     Cost of Operations. The decreases in cost of operations from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007 were due primarily to decreased revenues discussed previously. The increases in cost of operations as a percent of revenue were because fixed costs did not decline proportionately with the revenue decline discussed above.
     Sales and Marketing Expenses. The decreases in sales and marketing expenses from the three months and nine months ended September 30, 2006 to the three months and nine months ended September 30, 2007 were primarily due to decreases in sales and public relations activities. Foresight maintains direct relationships with its large self-funded clients in the El Paso market and does not utilize advertising or outside sales forces.
     General and Administrative Expenses. The increases in general and administrative expenses from the three months and nine months ended September 30, 2006 to the three months and nine months ended September 30, 2007 are due primarily to substantially greater legal fees and settlements in 2007 related to the investigation of Foresight as discussed below in the Notes to Condensed Consolidated Financials Statements.
     Goodwill Impairment. During the second quarter, and in July 2007, we announced several adverse events related to the loss of two major customers and possible loss or non-renewal of another major customer beyond contract expirations in 2007. Further, we reported on the status of an investigation that we believe involves allegations of executive officer corruption relating to contract procurement by Foresight and other companies from certain local governmental entities. Failure to obtain these contract renewals and other events are expected to result in a substantial decline in revenues. That decline in revenue represents a significant adverse change in the business climate that will adversely affect the value of Foresight. Accordingly, as of June 30, 2007, we re-evaluated the carrying value of goodwill related to Foresight and determined that an impairment charge for the recorded amount of $4,092,000 was appropriate.
     Corporate and Other. The operating costs for our corporate and other activities were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
			Dollar	Percent			Dollar	Percent
Dollars in Thousands	2007	2006	Change	Change	2007	2006	Change	Change
Revenues	$4	$15	$(11)	(73.3%)	$31	$72	$(41)	(56.9%)

Operating expenses:
Commissions	3	—	3	—	10	—	10	—
Cost of Operations	11	—	11	100.0%	15	—	15	100.0%
Sales and Marketing	—	3	(3)	(100.0%)	—	30	(30)	(100.0%)
General and administrative	537	421	116	27.6%	1,826	1,338	488	36.5%
Goodwill Impairment	—	—	—	100.0%	—	—	—	100.0%

Total operating expenses	551	424	127	30.0%	1,851	1,368	483	35.3%

Operating loss	$(547)	$(409)	$(138)	33.7%	$(1,820)	$(1,296)	$(524)	40.4%

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
     General and Administrative Expenses. The increase in general and administrative expenses from the three months ended September 30, 2006 to the three months ended September 30, 2007 was primarily due to increase in management personnel costs related to integration of ICM.
     The increase in general and administrative expenses from the nine months ended September 30, 2006 to the nine months ended September 30, 2007 was primarily due to stock options awarded to officers and directors of $260,000 during the first quarter 2007 and the increases in management personnel costs related to integration of ICM.
Income Tax Provision
     SFAS 109, “Accounting for Income Taxes”, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At September 30, 2007 and December 31, 2006, we had non-current deferred tax assets of $128,000 and $387,000, respectively, and current deferred tax liabilities of $128,000 and $387,000, respectively. The non-current deferred tax asset is primarily due to the net operating loss carry-forward that if not utilized will expire at various dates through 2027. The deferred tax liability is primarily related to prepaid assets deducted for tax purposes in the year of payment. At September 30, 2007 and December 31, 2006, we had valuation allowances of $308,000 and $862,000, respectively, to fully offset net deferred tax assets on these dates.
     On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas franchise tax audits for Capella for the years 2002-2005 have been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of September 30, 2007, income taxes payable included $118,000 of accrued interest expense and $26,000 of accrued penalties related to state tax liabilities. We plan to settle the state tax liabilities and pay any related interest and penalties during 2007.
Liquidity and Capital Resources
     Operating Activities. Net cash provided by operating activities for the three months ended September 30, 2007 was $192,000 and net cash used for the three months ended September 30, 2006 was $293,000. The increase in net cash provided by operating activities of $485,000 was due primarily to a federal tax refund of $994,000 received in the third quarter of 2006 offset by a state franchise tax refund of $372,000 in the third quarter of 2007.
     Net cash provided by operating activities for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 was $1,076,000 and $1,579,000, respectively. The decrease in net cash provided by operating activities of $503,000 was due primarily to a receipt of a state franchise tax refund of $133,000 in first quarter of 2006 and the federal and state tax refunds discussed previously.
     Investing Activities. Net cash used by investing activities for the three months ended September 30, and for the three months ended September 30, 2006 was $315,000 and $76,000, respectively. The increase in net cash used in investing activities of $239,000 was due primarily to the increase in advanced agent commissions in the third quarter of 2007.
     Net cash provided by investing activities for the nine months ended September 30, 2007 was $80,000 and net cash used for the nine months ended September 30, 2006 was $2,208,000. The increase in net cash from investing activities of $2,288,000 was due primarily to cash used in the first quarter of 2006 for a business combination (contingent consideration) related to our acquisition of Foresight of $521,000 and cash provided by the decrease in the requirement to maintain restricted short-term investments $1,170,000.
     Financing Activities. Net cash used in financing activities for the three months ended September 30, 2007 and the three months ended September 30, 2006 was $227,000 and $54,000, respectively. The increase in cash used in financing activities was due primarily to payments on debt offset by increases in deferred commissions.
     Net cash used in financing activities for the nine months ended September 30, 2007 and the nine months ended September 30, 2006 was $882,000 and $190,000, respectively. The increase in net cash used in financing activities of $692,000 was primarily due to reduction of outstanding debt by $591,000.
     On September 30, 2007, June 30, 2007 and December 31, 2006 we had working capital of $1,249,000, $1,544,000, and $3,996,000, respectively. The decrease in working capital from June 30, 2007 of $137,000 was due primarily to an increase in accrued liabilities related to legal fees and settlement costs in the Consumer Plan and Regional Healthcare segments as discussed previously. The decrease in working capital from December 31, 2006 to September 30, 2007 of $2,497,000 is due primarily to the assumption of liabilities related to the January 2007 ICM acquisition and legal fees previously discussed.
     We have obtained line of credit facilities and short-term notes from a commercial banking institution, specialty lending corporation and a promissory note from related party (Peter Nauert Estate). The commercial bank outstanding balance at September 30, 2007 of $810,000 comprises credit facilities in which the proceeds are used to fund the advancing of agent commissions for certain programs.
     These debt obligations are collateralized by certain future commissions and fees. Interest is charged at prime plus 1.5%. We are the primary party on the loan agreement but Peter Nauert, our former Chairman, had executed a personal guarantee. Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to the commercial bank became due immediately.
     As part of the ICM acquisition, we also assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000 of which $503,000 remains outstanding at September 30, 2007. All of the outstanding balance has been classified as short-term debt. The loan bears interest at prime plus 5.0%. We are the primary party on the loan agreement and Peter Nauert, our former Chairman, had executed a personal guarantee. As stated above, Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to that lender became due immediately.
     On September 28, 2007, we entered into a loan arrangement with the Peter W. Nauert Revocable Trust U/A/D 8-71978 (the “Nauert Trust”). Under this arrangement, the Nauert Trust lent us $500,000 as evidenced by the Revolving Promissory Note (the “Note”). The Note matures September 28, 2008 and all principal and interest will be due and payable. The outstanding principal balance of the Note accrues interest at a rate of 0.5% below the Prime Rate charged by a designated local bank (9.0% at September 30, 2007). Based upon the current interest rate, the Note requires 12 monthly principal and interest payments of $43,321. The proceeds from this loan were used to partly finance the PME acquisition discussed below.

     We continue to work with the commercial bank, the specialty lending corporation and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that we will be able to arrange alternative financing or that we will have future borrowings available to us from the commercial bank, the specialty lending corporation or Mr. Nauert’s estate on terms satisfactory to us or advantageous to our stockholders. As a result, we may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.
     Except as discussed below, we do not have any capital commitments. We have pledged $1,100,000 of cash and investment securities to secure our arrangements with banks and clearing agencies for clearing our credit card and automated clearing house charges, which are the principal means of collecting revenue in our consumer card division. Additionally, on October 1, 2007 we used $1,075,000 of our cash and cash equivalents to acquire PME. Further, we may utilize our other capital resources for additional strategic acquisitions should the opportunities present themselves. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. Additionally, while we have generated cash from operating activities in the past, the decline in revenues in certain of our operating divisions or increases in the cost of our corporate activities may reduce cash provided from operations or lead to the use of cash in operating activities and depletion of our cash and cash equivalents. While we believe that we currently have access to a sufficient amount of working capital to meet our needs, our ability to grow the Insurance Marketing Division will depend on our ability to gain access to increasing amounts of working capital sources. We believe that our existing cash and cash equivalents, and cash provided by operations, will be sufficient to fund our normal operations and capital commitments for the next 12 months. However, growth in our Insurance Marketing Division, loss of access to borrowing arrangements or losses incurred in operations may necessitate additional financing to fund future growth of our operations.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our Interim Chief Executive Officer and our Chief Financial Officer are primarily responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission. These controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     Furthermore, our Interim Chief Executive Officer and our Chief Financial Officer are responsible for the design and supervision of our internal controls over financial reporting that are then effected by and through our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. These policies and procedures
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
     In connection with our quarter end close process and the preparation of this report, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at September 30, 2007. The Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to one material weakness in internal control over financial reporting noted below. Our management reported to our auditors and the audit committee of our board of directors that, other than the changes being implemented to remediate the material weakness noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the third quarter of 2007 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting. The discovery, in August 2007, of the failures in February through June to completely and accurately record a portion of our commission expense related to one of our insurance products, as described below, indicates that the remediation of the previously identified material weakness that we believed had been accomplished was not completely effective. Efforts to remediate that material weakness are still underway. Therefore, the Interim Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at September 30, 2007, due the material weakness in internal control over financial reporting noted below.
     Changes to Internal Control over Financial Reporting
     During the first quarter of 2007 and the subsequent evaluation of disclosure controls and procedures effective as of March 31, 2007, management recognized a material weakness related to processes and controls for the recording of commission revenues and related commission expenses for the Insurance Marketing Division acquired during the quarter that were not sufficient to provide for the timely recording of revenue transactions. We attempted to remediate that weakness during the second quarter through the implementation of interim manual control procedures pending the replacement of our automated processes. However, the discovery during August 2007 of the failure to record a portion of our commission expense related to one of our products and the related restatement of our financial statements revealed that those interim manual control procedures were not sufficient to ensure that all commission related transactions were completely and accurately captured and recorded. That processing failure resulted from a change in the data gathering process resulting in a failure to record a portion of our commission expense for one of our products in the newly acquired Insurance Marketing Division beginning in February this year. The data input oversight resulted from a change in the data gathering process, relied upon for purposes of calculating commissions for the particular product. The errors were not detected on a timely basis due in part to transitions in responsibility immediately following our acquisition of the Insurance Marketing Division in January 2007. This resulted in an underpayment and an underreporting of commission expense.
     Since the discovery of the commission underpayment we have taken steps to consolidate the disparate Insurance Marketing Division commission processing functions into a single unit and to implement additional controls for the verification of commission calculations. However, as of the date of this report, we have not concluded that the material weakness in internal control over financial reporting related to such commission expenses has been fully remediated.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Except as provided below, there have been no material developments in legal proceedings reported by us in our Annual Report on Form 10-K and on our Quarterly Reports on Form 10-Q/A for the first and second quarters of 2007. There were no new material legal proceedings that arose during the quarter ended September 30, 2007.
     Kirk, et al v Precis, Inc. and David May.  On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, et al vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs alleged that they were not allowed to exercise certain stock options and warrants in May 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs. On July 13, 2005, the court entered a judgment in our favor, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The trial court’s judgment was affirmed by the Court of Appeals for the Second Judicial District of Texas and, in July 2007, the Texas Supreme Court declined to review the case and the plaintiffs did not apply for a writ of certiorari to the Supreme Court of the United States. Therefore, by mandate of the Court of Appeals for the Second District of Texas, the matter was terminated in our favor on September 10, 2007.
     We are a party to various other claims and legal proceedings arising out of the normal course of its business. Although there can be no assurance, in the opinion of management, the ultimate outcome of these other claims and lawsuits should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity

ITEM 1A. RISK FACTORS
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
DURING THE FIRST NINE MONTHS OF 2007 AND DURING 2006, 2005 AND 2004 WE INCURRED LOSSES FROM OPERATIONS AND THESE LOSSES MAY CONTINUE.
     During the nine months ended September 30, 2007 and the years ended December 31, 2006, 2005 and 2004 we incurred losses from continuing operations of $13,540,000, $6,814,000, $13,229,000 and $1,657,000, respectively and net losses of $13,540,000, $7,724,000, $13,371,000 and $1,956,000, respectively. As part of those operating losses and net losses, we incurred goodwill impairment charges of $12,069,000, $6,866,000 including tax considerations of $426,000, $12,900,000 and $2,000,000 in 2007, 2006, 2005 and 2004, respectively. In 2007, we recorded goodwill impairment charges of $4,092,000 for Foresight due to the loss of significant contracts, $3,377,000 for Capella due to the failure of certain new product and marketing initiatives to achieve expected results, and $4,600,000 for the Insurance Marketing Division due to significant declines in sales of Medicare supplemental policies. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for Foresight and $2,800,000 for Capella, respectively. In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella. In 2004, we recorded a goodwill impairment charge of $2,000,000 related to Foresight. The operating loss before goodwill impairment charges in 2005 was primarily attributable to the continuing costs associated with our medical savings program. There is no assurance that losses from our medical savings program will not continue or that our other operations will become or continue to be profitable in 2007 or thereafter.

WE ARE DEPENDENT UPON THE INSURANCE CARRIERS WHOSE POLICIES WE SELL FOR TIMELY, COMPLETE AND ACCRUATE COMMISSION INFORMATION AND THE FAILURE OF THOSE INSURANCE CARRIERS TO PROVIDE TIMELY, COMPLETE AND ACCURATE INFORMATION TO US COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR ABILITY TO PAY COMMISSIONS AND PRESENT FINANCIAL RESULTS.
     Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. Such processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to certain agents, is dependent upon our timely receipt of complete and accurate information about such commissions from the insurance carriers whose policies we sell. Our failure to receive such commission information in a timely, complete and accurate fashion could adversely impact our ability to pay commissions in a timely and accurate manor or to state revenues or expenses in our financial statements in a materially correct manor.
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
GOVERNMENT REGULATION AND RELATED PRIVATE PARTY LITIGATION MAY ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIMIT OUR OPERATIONS.
     In recent years, several states have enacted laws and regulations that govern discount medical program organizations (DMPOs). The laws vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner by which discount medical programs are sold, the price at which they are sold, the relationship of the DMPO licenses or registrations for both subsidiaries in our Consumer Plan Division. We hold these licenses in every jurisdiction where such a license or registration is held and where the respective subsidiary conducts business. Because these laws and regulations are relatively new, we do not know the full extent of how they will affect our business or whether or not we will be able to maintain all necessary licenses. Our need to comply with these regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material effect on our financial position.
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
     The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various government authorities and related private litigation. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosures of such arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While it is not possible to predict the outcome of the government inquiries and investigations into the insurance industry’s commission payment practices or the response by the market and government regulators, any material decrease in our profit-sharing contingent commissions is likely to have an adverse effect on our results from operations.
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
THE GOODWILL ACQUIRED PURSUANT TO OUR ACQUISITIONS OF CAPELLA, FORESIGHT AND ICM MAY BECOME FURTHER IMPAIRED AND REQUIRE A WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE THAT MAY BE SUBSTANTIAL.
     In connection with our acquisitions of Capella, Foresight, and ICM, we recorded goodwill that had a net aggregate asset value of $5,487,000 at September 30, 2007. This carrying value has been reduced through impairment charges of $12,069,000 in 2007, $6,866,000 in 2006, $12,900,000 in 2005, and $2,000,000 in 2004. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
OUR SUBSIDIARY, FORESIGHT, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     Foresight provides full service third-party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. Their primary market is governmental entities in the metropolitan area of El Paso, Texas, including cities and school districts. There are a limited number of these types of entities within that metropolitan area. During the second quarter, and in July 2007, we announced several adverse events related to the loss of two major customers and possible loss or non-renewal of another major customer beyond contract expirations in 2007. As of June 30, 2007, we re-evaluated the carrying value of goodwill related to Foresight and determined that an impairment charge of $4,092,000 that reduced the carrying value of the goodwill to zero for the loss of these contracts was appropriate. There is no assurance that Foresight will obtain renewal or extension on its remaining contracts. The loss of any of these remaining contractual relationships will adversely affect on our operating results and the loss of more than one of these contractual relationships could have a material adverse effect on our financial condition.
WE MAY FIND IT DIFFICULT TO INTEGRATE ICM’S AND PME’S BUSINESSES AND OPERATIONS WITH OUR BUSINESS AND OPERATIONS.
     Although we believe that ICM’s marketing and distribution of insurance products and financial services will complement and fit well with our business and the need for marketing of our healthcare savings programs and third-party claims administration services, Insuraco’s business is new to us. Our unfamiliarity with this business may make it more difficult to integrate ICM’s operations with ours. We will not achieve the anticipated benefits of the merger-acquisition unless we successfully integrate the ICM’s operations. There can be no assurance that this will occur. Similarly, we believe that PME’s marketing and distribution of dental and vision network access and non-insurance medical discount programs will complement and fit well with our Consumer Plan Division. We will not achieve the anticipated benefits of that acquisition unless we successfully integrate the PME operations. There can be no assurance that this will occur.
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
     We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. Of the eight insurance companies with whom ICM had strategic relationships prior to our acquisition, more than 95% of ICM’s 2006 and 2005 revenue was attributable to the insurance products and financial services offered by five of the companies. Thus, we are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our channels.
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
     Furthermore, of the approximately 5,000 independent agents with whom ICM have active distribution and marketing relationships, more than 80% of ICM’s revenues are attributable to the product sales and financial services through approximately 1,000 independent insurance agents. These agents report through approximately 20 independent general agencies. Thus, we are dependent on a small number of independent insurance agencies for a very significant percentage of our total insurance products and financial services revenue.
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
     We were highly dependent upon Peter W. Nauert, the Company’s Chief Executive Officer and Chairman. Mr. Nauert’s management skills, reputation and contacts within the insurance industry were key elements of our business plans. Mr. Nauert passed away August 19, 2007 after a brief illness. The ultimate effect and consequences of the loss of Mr. Nauert’s services are not currently determinable. The loss of Mr. Nauert’s management skills, reputation and insurance industry contacts may adversely affect the growth and success we expect to obtain from our merger with ICM.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     a) None.
     b) None.
     c) None.
     d) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     Loan Arrangement. On September 28, 2007, we entered into a loan arrangement with the Peter W. Nauert Revocable Trust U/A/D 8-71978 (the “Nauert Trust”). Under this arrangement, the Nauert Trust lent us $500,000 as evidenced by the Revolving Promissory Note (the “Note”). The Note matures September 28, 2008 and all principal and interest will be due and payable. The outstanding principal balance of the Note accrues interest at a rate of 0.5% below the Prime Rate charged by a designated local bank (9.0%) at September 30, 2007). Based upon the current interest rate, the Note requires 12 monthly principal and interest payments of $43,321. The proceeds from this loan were used to pay down existing financing arrangements with an unrelated third-party lender.
     The Nauert Trust holds approximately 27% of our issued and outstanding common stock, and Michael K. Owens, our Chief Marketing Officer, is the Trustee of the Nauert Trust. The loan arrangement was entered into with the consent of our Board of Directors. The Board’s Corporate Governance and Nominating Committee determined that the conflict of interest arising from Mr. Owens’ roles with the Nauert Trust and us and the conflict of interest, if any, of our Interim President and Chief Executive Officer, Ian Stuart, with respect to his relationship in the original financing arrangements, had been properly disclosed and reviewed and did not preclude us from entering into the loan with the Nauert Trust.
     Subsequent Event. On October 1, 2007 the Company completed its acquisition of Protective Marketing Enterprises, Inc. (“PME”). Under the terms of the acquisition, PME became a wholly owned subsidiary of the Company. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary and third party provider networks.

     The consideration for the acquisition, paid in cash, consisted of $1,075,000, plus contingent consideration of up to $250,000 to be paid if certain membership targets from existing PME business are met. The purchase price is, however, subject to adjustment based upon the net value of certain of PME’s tangible assets at closing (a formula determined by the terms of the Purchase Agreement and not in accordance with generally accepted accounting principles). Any adjustment to the purchase price is expected to be made by December 18, 2007. At closing, the Company also made a cash deposit to PME’s parent, Protective Life Corporation (“PLC”), of $125,000, representing one-half of the contingent consideration. The membership targets will be assessed at November 30, 2007. The contingent consideration will then be determined based on that assessment, by either paying up to an additional $125,000 or by PLC returning all or a portion of the $125,000 deposit.
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
Robert L. Bintliff
Chief Financial Officer and Principal Accounting Officer

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

	As of	As of
Dollars in Thousands	September 30, 2007	December 31, 2006
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$3,506	$3,232
Unrestricted short-term investments	11	200
Restricted short-term investments	1,100	1,420

Total cash, cash equivalents and short-term investments	4,617	4,852
Accounts and notes receivable, net	1,343	190
Advanced agent commissions	4,797	—
Income taxes receivable, net	70	246
Inventory & Prepaid expenses	322	1,512

Total current assets	11,149	6,800

Fixed assets, net	649	924
Goodwill and other intangible assets, net	8,634	7,471
Deferred tax asset	128	387
Other assets	98	662

Total assets	$20,658	$16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$728	$178
Other accrued liabilities	3,038	1,614
Income taxes payable	458	353
Unearned commissions	3,386	82
Deferred enrollment fees, net of acquisition costs	254	—
Current portion of capital leases	94	190
Short-term debt (includes $500,000 due to related party)	1,813	—
Deferred tax liability	128	387

Total current liabilities	9,899	2,804

Capital lease obligations, net of current portion	—	48
Deferred tax liability	—	—

Total liabilities	9,899	2,852

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 20,749,145 and 14,012,763 issued, respectively, and 20,269,145 and 13,512,763 outstanding, respectively	207	140
Additional paid-in capital	40,506	29,691
Accumulated deficit	(28,945)	(15,388)
Less: treasury stock (480,000 and 500,000 shares, respectively)	(1,009)	(1,051)

Total stockholders’ equity	10,759	13,392

Total liabilities and stockholders’ equity	$20,658	$16,244

*	Amounts are derived from the Company’s audited financial statements.
The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
Dollars in Thousands, except Earnings per Share	2007	2006		2007	2006
Service revenues	$10,254		$5,299	$28,655	$17,041

Operating expenses:
Commissions	4,788		838	12,384	2,739
Cost of operations	2,634		2,667	7,732	7,903
Sales and marketing	1,102		482	3,425	1,587
General and administrative	1,988		1,600	7,078	5,037
Goodwill impairment	7,977		—	12,069	—

Total operating expenses	18,489		5,587	42,688	17,266

Operating (loss) income	(8,235)		(288)	(14,033)	(225)

Other expense:
Interest income, net	14		95	86	259

(Loss) earnings before taxes	(8,221)		(193)	(13,947)	34
Provision for income taxes expense (benefit)	(458)		(20)	(407)	(485)

(Loss) earnings from continuing operations	(7,763)		(173)	(13,540)	519
Loss from discontinued operations, net of taxes	—		(12)	—	(922)

Net loss	$(7,763)		$(185)	$(13,540)	$(403)

(Loss) earnings per share:
Basic
Continuing operations	$(0.38)		$(0.01)	$(0.73)	$0.04

Discontinued operations	$—	$	_—	$—	$(0.07)

Diluted
Continuing operations	$(0.38)		$(0.01)	$(0.73)	$0.04

Discontinued operations	$—		$—	$—	$(0.07)

Weighted average number of common shares outstanding:
Basic	20,269,145		13,512,763	18,550,701	13,477,733

Diluted	20,269,145		13,512,763	18,550,701	13,477,733

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED	TREASURY
Dollars in Thousands	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL
Balance, December 31, 2006	13,512,763	$140	$29,691	$(15,388)	$(1,051)	$13,392

Issuance of stock in business combinations	6,756,382	67	10,473	—	—	10,540
Treasury stock adjustment	—	—	(25)	(17)	42	—
Stock option awards	—	—	367	—	—	367
Net loss	—	—	—	(13,540)	—	(13,540)

Balance, September 30, 2007	20,269,145	$207	$40,506	$(28,945)	$(1,009)	$10,759

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Dollars in Thousands	2007	2006
Operating activities:
Net loss	$(13,540)	$(403)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	799	583
Provision for losses on accounts and notes receivable	226	55
Loss on disposal and impairment of fixed assets	335	189
Stock options expense	367	100
Goodwill impairment	12,069	—
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	(226)	43
Income taxes receivable	(257)	689
Inventory	6	278
Prepaid expenses	1,184	908
Other assets	(7)	(18)
Accounts payable	34	(261)
Accrued liabilities	233	(488)
Deferred fees	(251)	29
Income taxes payable	104	(125)

Net cash provided by operating activities	1,076	1,579

Investing activities:
Increase in unrestricted short-term investments	189	—
Decrease (Increase) in restricted short-term investments	320	(1,170)
Increase in advanced agent commissions	(240)	—
Purchase of fixed assets	(266)	(414)
Cash acquired (used) in business combination, net	77	(624)

Net cash used in investing activities	80	(2,208)

Financing activities:
Additional payments for business combination	68	—
Payments of capital leases	(143)	(190)
Decrease in debt, net	(591)	—
Decrease in advance commissions from carriers	(216)	—

Net cash used in financing activities	(882)	(190)

Net increase in cash and cash equivalents	274	(819)
Cash and cash equivalents at beginning of period	3,232	6,261

Cash and cash equivalents at end of period	$3,506	$5,442

Supplemental disclosure:
Income taxes recovered, net of taxes paid	$246	$994

Interest paid	$71	$25

Non-cash investing and financing activities:
Stock issuance for consideration on business combination	$10,540	$521

Cash-in-trust refunded and claims paid, net of amounts collected	$—	$(1,995)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Information
     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months and nine months ended September 30, 2007 and 2006 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2006 Form 10-K filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Summary of Significant Accounting Policies
     Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, Capella, Insuraco, and Foresight. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.
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
     Insurance Marketing Division Revenues. The revenue of our insurance marketing division is primarily from sales commissions owed by the insurance companies it represents; these sales commissions are generally a percentage of premiums collected. Commission income and policy fees, other than initial enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned insurance commissions. Initial enrollment fees are deferred and amortized over the estimated lives of the respective programs. The estimated weighted average life for the programs sold ranges from eighteen months to two years and is based upon the Company’s historical policyholder contract termination experience.
     Regional Healthcare Division Revenues.The principal sources of revenues of the Company’s Regional Healthcare Division include administrative fees for third-party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.
     Commission Expense. Commissions on consumer plan revenues are accrued in the month in which a member has enrolled in the Care Entrée™ program. Commissions on insurance policy premiums are generally recognized as incurred on a monthly basis until such time as the underlying policyholder contract is terminated. Commissions on consumer plan revenues are only paid to the Company’s independent marketing representatives in the month following after the Company’s receipt of the related membership fees. Advances of commissions up to one year are paid to agents in the insurance marketing division based on certain insurance policy premium commissions.
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based-Compensation,” and (b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), “Share-Based Payment.” The Binomial Lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended September 30, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent period ended September 30, 2007 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term.
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. During the three months and nine months ended September 30, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset net deferred tax assets is appropriate as of September 30, 2007.
     On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FIN 48 Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas audit for Capella for the years 2002-2005 have been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of September 30, 2007, income taxes payable included $118,000 of accrued interest expense and $26,000 of accrued penalties related to state tax liabilities. We plan to settle the state tax liabilities and pay any related interest and penalties during 2007.
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
     Intangible Asset Valuation. Our intangible assets as of September 30, 2007, consisted of $5,487,000 of goodwill and other intangible assets of $3,147,000, all primarily attributable to our January 2007 ICM acquisition. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. The other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”) and certain agent relationships (“Agent Relationships”), net of amortization to date of $553,000. The intangible asset amount initially allocated to Customer Contracts was $1,800,000 and the amount allocated to Agent Relationships was $1,900,000. These assets are being amortized on a straight-line basis over three years and eight years, respectively.
     As of the end of 2007 third quarter, we performed our annual assessment of the carrying value of goodwill, as mentioned above. Previously, we had performed this assessment as of the end of our fiscal year (December 31). However, we determined that it was preferable to perform the annual assessment as of September 30 of this and subsequent years, to allow us to incorporate into that analysis, and give most timely effect to, the budgets and forecasts for the coming year that we develop during our fourth quarter budgeting process. Additionally, performing the assessment of goodwill for impairment as of September 30 of each year will reduce the burden on us and our professional advisors during the period immediately following our fiscal year-end, when we prepare our audited year-end financial statements and evaluation of our internal controls over financial reporting pursuant to Sarbanes-Oxley Section 404.
     In 2007, we recorded goodwill impairment charges of $4,092,000 for Foresight due to the loss of significant contracts, $3,377,000 for Capella due to the failure of certain new product and marketing initiatives to achieve expected results, and $4,600,000 for the Insurance Marketing Division due to significant declines in sales of Medicare supplemental policies. In 2006, Foresight recorded a $4,066,000 impairment to goodwill including tax considerations that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter of that year. In 2004, goodwill was also reduced by $2,000,000 to reflect impairment related to our acquisition in 2000 of Foresight. Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit.
     In conjunction with the acquisition of ICM, the Company evaluated whether a portion of the purchase price should be allocated to identifiable intangible assets separate from goodwill based on SFAS No. 141, “Business Combinations.” Accordingly, we determined that intangible assets arose in the ICM acquisition from two kinds of customer relationships: 1) relationships with policyholders who had policies in force at the acquisition date that were sold by ICM agents prior to the acquisition date (Customer Contracts) and 2) relationships with independent agents who will write business with us because of the relationships they have with members of ICM management (Agent Relationships). We used an income approach for valuation of acquired in-force policies by calculating the net present value of the earnings stream of those policies, adjusted for a projected policy declination rate. We used a similar income approach for valuation of policies projected to be written in the future by those independent agents who will write business with us because of the relationships they have with members of ICM management by calculating the net present value of the earnings stream of those policies. As discussed previously, the intangible asset amount allocated for Customer Contracts is $1,800,000 and for Agent Relationships is $1,900,000. These assets are being amortized on a straight-line basis over estimated lives of three years and eight years, respectively. These assets are being amortized on a straight-line basis over three years and eight years, respectively. The Customer Contracts are being amortized at $50,000 per month, and the Agent Relationships are being amortized at $20,000 per month.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 3 — Business Acquisitions
     On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). Under the terms of the merger, the shareholders of ICM received shares of Company common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 of common stock shares of the Company. Further, on May 31, 2007, the ICM shareholders were issued an additional 2,257,853 shares of Company common stock based upon the acquired ICM companies having achieved adjusted EBITDA of $1,250,000 over the four calendar quarters ending on December 31, 2006.
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

$11,143

     The initial allocation of $10,087,000 to goodwill was considered appropriate as ICM strategically complements the Company’s current business by providing a significant source of new revenue from the distribution of insurance products and adding new distribution channels for our Care Entrée™ and private-label healthcare savings programs. ICM also has proven experience in the development, marketing and distribution of insurance products and financial services and, through its contractual arrangements with various insurance companies, will be a continuing source of leading-edge insurance products.
     At the end of the third quarter of 2007, the Company performed its annual assessment of the carrying value of goodwill. As the result of this assessment of the carrying value of goodwill, a non-cash charge of $4,600,000 related to impairment of goodwill was recorded in the Insurance Marketing Division reporting unit. This impairment charge resulted primarily from significant declines in sales of Medicare supplemental policies.
     The following proforma condensed results of operations have been prepared as if our acquisition of ICM occurred on January 1, 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Dollars in Thousands	2007	2006	2007	2006
Service revenues	$10,254	$9,880	$30,321	$30,090

(Loss) earnings from continuing operations	$7,763	$(134)	$(13,626)	$303

Loss from discontinued operations	$—	$(12)	$—	$(922)

Net (loss) earnings	$(7,763)	$(146)	$(13,626)	$(619)

(Loss) earnings per share:
Basic
Continuing operations	$(0.38)	$(0.01)	$(0.67)	$0.01

Discontinued operations	$—	$—	$—	$(0.05)

Diluted
Continuing operations	$(0.38)	$(0.01)	$(0.67)	$0.01

Discontinued operations	$—	$—	$—	$(0.05)

Weighted average number of common shares outstanding:
Basic	20,242,944	20,269,145	20,242,944	20,234,115

Diluted	20,242,944	20,269,145	20,242,944	20,234,115

     On October 1, 2007, we completed our acquisition of Protective Marketing Enterprises, Inc. (“PME”). Under the terms of the acquisition, PME became a wholly owned subsidiary of the Company. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary and third party provider networks. See Note 10 – Subsequent Event for further discussion.
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
     As of September 30, 2007, the Company performed its annual assessment of the carrying value of goodwill. Previously, the Company had performed this assessment as December 31 of each year. As the result of this assessment of the carrying value of goodwill, a non-cash charge of $7,977,000, was recorded, of which $3,377,000 related to goodwill impairment of the Company Consumer Plan Division and Insurance Marketing Division of $3,377,000 and $4,600,000 respectively. In June 2007, the goodwill impairment of $4,092,000 was recorded for the Company’s Regional Healthcare Division resulting from failure to obtain certain contract renewals. In 2006, the Regional Healthcare reporting unit recorded a $4,066,000 impairment to goodwill including tax considerations that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered. Significant judgments and estimates were required in connection with the impairment tests to determine the estimated future cash flows and fair value of the reporting units.
Note 5 — Advanced Agent Commissions
     Advanced agent commissions consist of:

As of September 30,
2007
Dollars in Thousands	(Unaudited)
Advances funded by:
Commercial bank	$810
Specialty lending corporation	503
Insurance carriers	3,404
Self-funded	432

Sub-total	5,149
Provision for doubtful recoveries	352

Total advanced agent commissions	$4,797

Note 6 — Short-term and Long-term Debt
     The Company’s short-term and long-term debt consists of:

As of September 30,
2007
Dollars in Thousands	(Unaudited)
Short-term debt:
Commercial bank — revolving lines of credit	$810
Loan from specialty lending corporation	503
Promissory note from related party (Peter Nauert Estate)	500

Total short-term debt	$1,813

     The Company has obtained line of credit facilities and short-term notes from a commercial banking institution, specialty lending corporation and a promissory note from a related party (Peter Nauert Estate). The commercial bank outstanding balance at September 30, 2007 of $810,000 comprises credit facilities in which the proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. Interest is charged at prime plus 1.5%. The Company is the primary party on the loan agreement but Peter Nauert, the former Chairman, had executed a personal guarantee. Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to the commercial bank became due immediately.
     As part of the ICM acquisition, the Company also assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000 of which $503,000 remains outstanding at September 30, 2007. All of the outstanding balance has been classified as short-term debt. The loan bears interest at prime plus 5.0%. The Company is the primary party on the loan agreement and Peter Nauert, the former Chairman, had executed a personal guarantee. As stated above, Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to that lender became due immediately.
     On September 28, 2007, the Company entered into a loan arrangement with the Peter W. Nauert Revocable Trust U/A/D 8-71978 (the “Nauert Trust”). Under this arrangement, the Nauert Trust lent the Company $500,000 as evidenced by the Revolving Promissory Note (the “Note”). The Note matures September 28, 2008 and all principal and interest will be due and payable. The outstanding principal balance of the Note accrues interest at a rate of 0.5% below the Prime Rate charged by a designated local bank (9.0% at September 30, 2007). Based upon the current interest rate, the Note requires 12 monthly principal and interest payments of $43,321.
     The Company continues to work with the commercial bank, the specialty lending corporation and Mr. Nauert’s estate to arrange alternative financing arrangements. There is no assurance that the Company will be able to arrange alternative financing or that it will have future borrowings available from the commercial bank, the specialty lending corporation or Mr. Nauert’s estate on terms satisfactory or advantageous to the stockholders. As a result, the Company may face substantial difficulty in obtaining sufficient capital to finance our funding of advanced agent commissions.

Note 7 — Common Stock Options
     Total estimated unrecognized compensation cost from unvested stock options as of September 30, 2007 was approximately $168,000, which is expected to be recognized over a weighted average period of approximately 1.5 years.
     The following table summarizes stock options outstanding and changes during the period:

	Outstanding Options
				Weighted
				Average
		Weighted		Remaining
		Average	Weighted	Contractual
		Exercise	Average	Term	Aggregate
	Number of Shares	Price	Fair Value	(in years)	Intrinsic Value
Outstanding at January 1, 2007	1,427,354	$2.21	$1.39	2.9	$228,790

Granted	222,500	2.26	1.23	5.0	—
Exercised	—	—	—	—	—
Forfeited	(241,288)	3.21	2.09	—	—

Outstanding at September 30, 2007	1,408,566	2.05	1.24	2.7	$45,020

Vested (exercisable)	922,066	2.15	1.33	2.2	$34,270
Non-Vested	486,500	1.85	1.07	3.6	10,750

Outstanding at September 30, 2007	1,408,566	$2.05	$1.24	2.7	$45,020

     No stock options were exercised during the nine months ended September 30, 2007. The Company did not realize any tax deductions related to the exercise of stock options during this period. The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized. As of September 30, 2007 shares available for grant under the 1999 Option Plan and 2002 Non-Employee Stock Option Plan were 492,794 and 927,500, respectively.
     Stock options outstanding and currently exercisable at September 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Life	Average		Average
Range of exercise prices	Outstanding	(in years)	Exercise Price	Outstanding	Exercise Price
$1.05 to $1.75	162,000	3.0	$1.20	137,000	$1.23
$1.76 to $3.55	1,225,566	2.7	2.10	766,816	2.23
$3.56 to $5.25	17,000	1.3	4.36	14,250	4.46
$5.26 and above	4,000	0.3	9.50	4,000	9.50

	1,408,566	2.7	2.05	922,066	2.15

Note 8 — Related Party Transactions
     Mr. Frank Apodaca, Foresight’s former Chief Operating Officer, had an agreement with Ready One Industries, formerly National Center for Employment of the Disabled (“NCED”). NCED was the party from whom the Company acquired Foresight in June 2004. This agreement between Mr. Apodaca and NCED predates the Company’s acquisition of Foresight and entitles him to 10% of the proceeds (stock or cash) from the sale of Foresight. Pursuant to this agreement, as of December 31, 2006, Mr. Apodaca has received 214,548 of the Company’s shares and is entitled to receive $223,000 from NCED.
     The office space we lease for our Foresight operation in El Paso was owned by NCED through January 2007. Total payments of $24,000 were paid to NCED under this agreement through January 2007. In the first quarter of 2007, the property was sold to a non-related party and the lease was assigned to that new landlord. Foresight also earned revenue from NCED of $137,000 and $439,000 in nine months ended September 30, 2007 and 2006, respectively.
     The Company has an arrangement with Insurance Producers Group of America, Inc. (“IPG”). IPG was a subsidiary of ICM before it merged with ICM in January of this year, but was distributed to certain ICM shareholders prior to its merger. IPG markets insurance products through career agents that it has appointed. The Company’s arrangement with IPG allows IPG to use a portion of its office space and also allows certain of the Company’s officers and employees to provide services to IPG. IPG pays the Company, on an arm’s length basis, for the use of the space and the use of its employees. The monthly amount paid to the Company varies but is less than $5,000 per month. IPG is managed by individuals not related to the Company, but Ian Stuart, the Company’s Interim President and CEO, owns approximately 12% of the issued and outstanding shares of IPG and occasionally provides management services to IPG. In addition, the Peter Nauert Revocable Trust, which owns 27% of the Company’s issued and outstanding common stock, owns approximately 47% of the issued and outstanding shares of IPG.
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
Note 10 — Subsequent Event
     On October 1, 2007, the Company completed its acquisition of Protective Marketing Enterprises, Inc. (“PME”). Under the terms of the acquisition, PME becomes a wholly owned subsidiary of the Company. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary and third party provider networks.
     The consideration for the acquisition, paid in cash, consisted of $1,075,000, plus contingent consideration of up to $250,000 to be paid if certain membership targets from existing PME business are met. The purchase price is, however, subject to adjustment based upon the net value of certain of PME’s tangible assets at closing (a formula determined by the terms of the Purchase Agreement and not in accordance with generally accepted accounting principles that amounted to a reduction in the purchase cost of $52,000). Any adjustment to the purchase price is expected to be made by December 18, 2007. At closing, the Company also made a cash deposit to PME’s parent, Protective Life Corporation (“PLC”), of $125,000, representing one-half of the contingent consideration. The membership targets will be assessed at November 30, 2007. The contingent consideration will then be determined based on that assessment, by either paying up to an additional $125,000 or by PLC returning all or a portion of the $125,000 deposit. The initial cost of the acquisition was preliminarily allocated as follows:

Dollars in Thousands	(Unaudited)
Cash	$288
Advanced agent commissions	20
Other assets	352
Fixed assets	30
Goodwill and other intangible assets	1,202
Accounts payable and accrued liabilities	(412)
Deferred revenue, net	(180)

Total	$1,300

Purchase cost	1,148
Acquisition costs	152

$1,300

     The Company is in the process of evaluating whether a portion of the goodwill should be allocated to identifiable intangible assets with finite lives.
Note 11 — Commitments and Contingencies
     Legal Proceedings. In the normal course of business, the Company may become involved in litigation or in settlement proceedings relating to claims arising out of the our operations. Except as described below the Company is not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on the our business, financial condition and results of operations.
     Kirk, et al v Precis, Inc. and David May. On September 8, 2003, the case styled “Robert Kirk, Individually and D/B/A US Asian Advisors, LLC, et al vs. Precis, Inc. and David May, Defendants” was initiated in the District Court of Tarrant County, Texas, Case No. 236 201 468 03. The plaintiffs alleged that they were not allowed to exercise certain stock options and warrants in May 2003 due to actions and inactions of Mr. May and that these actions and inactions constitute fraud, misrepresentation, negligence and legal malpractice. Plaintiffs sought damages equal to the difference between the exercise price of the stock options or warrants and the market value of our common stock on May 7, 2002 (presumably the closing sale price of $15.75) or an aggregate sum of $1,592,050, plus exemplary damages and costs. On July 13, 2005, the court entered a judgment in our favor, ordering that the plaintiffs take nothing by way of their lawsuit. The order set aside a previous jury verdict in favor of the plaintiffs. The trial court’s judgment was affirmed by the Court of Appeals for the Second Judicial District of Texas and, in July 2007, the Texas Supreme Court declined to review the case. The plaintiffs did not request a writ of certiorari to the U.S. Supreme Court. Therefore, by mandate of the Court of Appeals for the Second District of Texas, the matter was terminated in our favor on September 10, 2007.
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
     Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc.(“Foresight”) In June 2004, we acquired Foresight and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and C.E.O. of Foresight from our acquisition until August 3, 2007, on which date he was placed on administrative leave and notified that his employment with us would end on September 3, 2007. Mr. Apodaca also served as Chief Administrative Officer and a member of the Board of Directors of NCED. Mr. Apodaca also served as our President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of our greater than 10% shareholders as a result of shares it received from our acquisition of Foresight.
     There is an ongoing federal investigation of Mr. Apodaca and Foresight, and there has been publicity in the El Paso, Texas area about the investigation. The investigation involves several elected public officials and over 20 companies that do business with local government entities in the El Paso area. Although no indictments have occurred, the Company believes that the investigation involves, among other things, allegations of corruption relating to contract procurement by Mr. Apodaca and Foresight and other companies from these local governmental entities. We can offer no assurance as to the outcome of the investigation. In addition to the negative financial effect from the loss of business, the Company has suffered and may continue to suffer as a result of the investigation and the adverse publicity surrounding the investigation. The Company’s financial condition and the results of its operations will be materially affected should the investigation result in formal allegations of wrongdoing by Foresight. The Company may become obligated to pay fines or restitution and its ability to operate Foresight under licenses may be restricted or terminated. In addition, the publicity and financial effect resulting from the investigation may affect our other divisions’ ability to attract business, secure financing and reputation.
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
     In connection with the Company’s acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and the Company against any losses resulting from this matter. Although we can provide no assurance, we believe that the ultimate outcome of these claims and lawsuits will not have a material adverse effect on our consolidated financial condition, results of operation, or liquidity.
     Restricted Short-Term Investments. In order to arrange for the processing and collection of credit card and automated clearing house payments to it from its customers, the Company has pledged cash and short-term investments in the aggregate amounts of $1,100,000 and $250,000 as of September 30, 2007 and 2006, respectively.
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
     Vergance. In the third quarter of 2005, the Company began offering neutraceuticals through the Vergance marketing group of the Company’s Consumer Healthcare Services division. Neutraceutical sales consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand commenced in late September 2005. Effective June 30, 2006, the Company discontinued its operations and wrote off the assets of this division. This operation had net loss of $789,000 in the six months ended June 30, 2006.
Note 13 — Segmented Information
     The Company discloses segment information in accordance with SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information,” that requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The Company’s Consumer Plan Division offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through a network marketing strategy. The Company’s Insurance Marketing Division provides web-based technology, specialty products and marketing of individual health insurance products and related benefit plans, primarily through a broad network of independent agency channels. The Company’s Regional Healthcare Division provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self fund their healthcare benefits requirements. In prior years, the Company reported the financial results of the Company’s wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) in a separate segment, Financial Services. Financial Services included two divisions — Care Financial which offered high deductible and scheduled benefit insurance policies and Care 125 which offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial is included with Corporate and Other.
     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2 and in the Company’s December 31, 2006 Form 10-K Annual Report. Intersegment sales are not material and all intersegment transfers are eliminated.

     No one customer represents more than 10% of the Company’s overall revenue. However, a material portion of the revenues of Foresight is derived from its contractual relationships with a few key governmental entities. The Company operates in substantially all of the 50 states and the District of Columbia in the U.S. but not in any foreign countries.
     The Company evaluates segment performance based on revenues and income before provision for income taxes. The Company does not allocate income taxes or unusual items to the segments. The table on this page and the following page summarizes segment information:

	Three months ended September 30, 2007
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$3,120	$5,536	$1,594	$4	$10,254
Operating income (loss) (1)	(3,195)	(4,423)	(70)	(547)	(8,235)
Interest expense (income) (2)	(17)	29	(25)	(1)	(14)
Depreciation and amortization	37	214	25	1	277
Goodwill impairment	3,377	4,600	—	—	7,977
Taxes (benefit) (2)	13	10	12	3	38
Assets acquired, net of disposals	38	—	—	—	38
Intangible assets (2)	—	9,454	—	5	9,459
Assets held (2)	1,628	15,224	910	2,896	20,658

	Three months ended September 30, 2006
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$3,457	$—	$1,827	$15	$5,299
Operating income (loss) (1)	(36)	—	157	(409)	(288)
Interest expense (income) (2)	62	—	33	—	95
Depreciation and amortization	111	—	29	5	145
Goodwill impairment	—	—	—	—	—
Taxes (benefit) (2)	5	—	8	(33)	(20)
Assets acquired, net of disposals	(136)	—	55	1	(80)
Intangible assets (2)	822	—	—	5,360	6,182
Assets held (2)	2,299	—	7	1,260	3,566

	Nine months ended September 30, 2007
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$9,445	$14,169	$5,011	$31	$28,655
Operating income (loss) (1)	(3,733)	(4,527)	(3,952)	(1,820)	(14,033)
Interest expense (income) (2)	(70)	74	(88)	(2)	(86)
Depreciation and amortization	137	579	78	5	799
Goodwill impairment	3,377	4,600	4,092	—	12,069
Taxes (benefit) (2)	12	24	36	17	89
Assets acquired, net of disposals	171	—	16	(225)	(38)
Intangible assets (2)	—	9,454	—	5	9,459
Assets held (2)	1,628	15,224	910	2,896	20,658

	Nine months ended September 30, 2006
		Insurance	Regional	Corporate and	Continuing
Dollars in Thousands	Consumer Plan	Marketing	Healthcare	Other	Operations
Revenue (1)	$11,283	$—	$5,686	$72	$17,041
Operating income (loss) (1)	64	—	1,008	(1,297)	(225)
Interest expense (income) (2)	184	—	75	—	259
Depreciation and amortization	282	—	46	10	338
Goodwill impairment	—	—	—	—	—
Taxes (benefit) (2)	(5)	—	33	(513)	(485)
Assets acquired, net of disposals	(228)	—	266	40	39
Intangible assets (2)	822	—	—	5,360	6,182
Assets held (2)	2,299	—	7	1,260	3,566

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Income tax expense (benefit) is not allocated to the assets and operations of the related segment.