Form 10-K
period 2007-12-31
Access Plans USA, Inc.
filed 2008-04-02
CIK 1017440

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2007 (the last business day of our most recent second fiscal quarter), was $28,494,972 based on the closing sale price on that date.

As of March 31, 2008, 20,269,145 shares of the issuer’s common stock, $.01 par value, were outstanding.

ACCESS PLANS USA, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2007

Loan and Security Agreement
Certification of Interim Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
Certification of Interim Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

Throughout this report the first personal plural pronoun in the nominative case form “we” and its objective case form “us”, its possessive and the intensive case forms “our” and “ourselves” and its reflexive form “ourselves” refer collectively to Access Plans USA, Inc. and its subsidiaries, and its and their executive officers and directors.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements under the captions “Item 1. Business,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report constitute “forward- looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “may,” “will,” or “should” or other variations thereon, or by discussions of strategies that involve risks and uncertainties. Our actual results or industry results may be materially different from any future results expressed or implied by such forward-looking statements. Some of the factors that could cause actual results to differ materially are described under Item 1A. Risk Factors and include general economic and business conditions, our ability to implement our business strategies, competition, availability of key personnel, increasing operating costs, unsuccessful promotional efforts, changes in brand awareness, acceptance of new product offerings, retention of members and independent marketing representatives and changes in, or the failure to comply with government regulations. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.	BUSINESS

We at Access Plans USA, Inc. develop and distribute quality affordable consumer-driven healthcare programs for individuals, families, affinity groups and employer groups across the nation. Our products and programs are designed to deal with the rising costs of healthcare. They include health insurance plans and non-insurance healthcare discount programs that provide solutions for the millions of Americans who need access to affordable healthcare.

The current organization of our business, including our new Insurance Marketing Division, is a result of our January 30, 2007 merger with Insurance Capital Management USA, Inc. (“ICM”) and our October 1, 2007 acquisition of Protective Marketing Enterprises, Inc. (“PME”). To properly reflect our broadened mission of providing access to affordable healthcare for all Americans, we changed our name from Precis, Inc. to Access Plans USA, Inc. in 2007. Operations are organized under three business divisions:

Consumer Plan Division. Our Consumer Plan Division develops and markets non-insurance healthcare discount programs and association memberships that include defined benefit insurance features. These programs are distributed through multiple distribution channels. The division operates through our wholly-owned subsidiaries, The Capella Group, Inc. (“Capella”) and PME. PME also owns and manages a proprietary customer healthcare advocacy department and proprietary networks of dental and vision providers that provide services at negotiated rates to members of our discount medical plans and to members of other plans that have contracted with us on a wholesale basis for access to our networks. Before 2007, the division was referred to as our consumer healthcare savings segment.

Insurance Marketing Division. Our Insurance Marketing Division markets individual health insurance products and related benefit plans, including specialty insurance products, primarily through a broad network of independent agents. We support our distribution channels with web-based technology, incentive programs and back-office support. The division operates as Insuraco USA LLC (“Insuraco”).

Regional Healthcare Division. Our Regional Healthcare Division offers third-party claims administration, provider network management, and utilization management services for employer groups that utilize partially self-funded strategies to finance their employee benefit programs. It also owns and manages a proprietary network of medical providers. The division operates as Foresight TPA (“Foresight”) and was previously referred to as the Employer and Group Healthcare Services segment. Foresight TPA is the assumed name of Access HealthSource, Inc.

For the year ended December 31, 2007 we recorded a net loss of $13,155,000. Beginning in 2007, we adopted an end-of-third-quarter schedule for our annual assessment of the carrying value of goodwill. This assessment resulted in a third quarter non-cash goodwill valuation charge of $8.0 million, comprised of a $4.6 million charge in the Insurance Marketing Division, primarily due to lower than previously projected future sales in the senior market, and a $3.4 million charge in the Consumer Plan Division resulting from a re-evaluation of the discounted value of expected future earnings on certain programs. The 2007 loss also reflects second quarter 2007 charges, aggregating to $5.4 million for the write-down of the Regional Healthcare Division’s goodwill balance, resulting from the loss of certain key customers, and other company-wide charges relating to unsuccessful marketing initiatives and legal expenses related to our activities in prior years. Additionally, in 2007, we began incurring substantial non-cash intangible asset amortization charges relating to the acquisition of the Insurance Marketing Division, and to a lesser extent, PME.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, the Statements of Beneficial Ownership of Securities on Forms 3, 4 and 5 for our directors and officers and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge at the Securities and Exchange Commission (“SEC”) website at www.sec.gov. We have posted on our website, www.accessplansusa.com, our Code of Conduct, the charters for our Audit Committee, the Compensation Committee, and the Corporate Governance and Nominating Committee, and a hyperlink to our SEC filings.

Healthcare Industry Challenges and Market Opportunity

Our market is directly impacted by the widely recognized challenges of the healthcare industry.

The uninsured. It is estimated that 15.8% of all people in America, or 47 million individuals, were without health insurance coverage in 2006, an increase of 2.2 million people compared to 2005. [Source: “U.S. Census Bureau Statistics” published by the U.S. Department of Commerce.] Among the uninsured are 8.5% of people with annual income over $75,000. [Source: U.S. Census Bureau and Center on Budget and Policy Priorities, August 2007.]

The percentage of people working full-time without health insurance in 2006 was 17.9%, an increase from 17.2% in 2005. [Source: “U.S. Census Bureau Statistics” published by U.S. Department of Commerce.] Nationally, healthcare expenditures totaled $2.1 trillion in 2006, up from $1.4 trillion in 2000. [Source: Centers for Medicare and Medicaid Services.] Costs of healthcare (in doctors’ offices and hospitals) for self paying uninsured patients are often far higher than the amount an insured and his or her insurance company would pay for the same healthcare services. The growing number of uninsured people have special needs for accessing affordable healthcare.

The insured and underinsured. In 2006, 59.7% of the U.S. population participated in employer-sponsored medical insurance plans, showing a steady year-by-year decrease from 62.6% in 2001. [Source: U.S. Census Bureau and Center on Budget and Policy Priorities, August 2007.] In addition, data from the Kaiser Family Foundation show that employers are requiring employees to contribute more in cost-sharing (premiums, deductibles and/or co-payments) for their health insurance. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, Annual Salary, 2007.”] Between 2006 and 2007, premiums for employer-sponsored health insurance rose 6.1%, a rate that exceeds the overall inflation rate by about 3.5 percentage points and the increase in workers’ earnings by almost 2.5 percentage points. The increases are hitting small employers (under 200 workers) particularly hard. These small firms are more likely to have experienced an increase in premiums greater than 15%. [Source: Kaiser Family Foundation and Health Research and Educational Trust, “Employer Health Benefits, Annual Salary, 2007.”] These costs are not only being felt by the employer, but also by the employees. The average monthly contribution by workers for single and family healthcare coverage rose from $8 and $52, respectively, in 1988 to $58 and $273, respectively, in 2007. The average cost of family coverage is now $12,106 per year, including worker contributions of $3,281. Not surprisingly, employers are looking for alternatives. Since 2000, the percentage of firms offering health benefits has dropped by nine percentage points. The cost of health insurance remains the main reason cited by firms for not offering health benefits. [Source: “Employer Health Benefits 2007 Summary of Findings,” published by the Kaiser Family Foundation].

Over-utilization, increasing regulation and legislation. Over-utilization of the healthcare system is one of the factors behind increasing cost trends. American citizens are utilizing healthcare services at an ever-increasing rate. Behind this phenomenon is the fact that insurance plans and healthcare management organizations are structured to encourage usage. Small co-payments, generally from $10 or $25 per office visit, encourage insured consumers to use the healthcare system more frequently because they do not perceive themselves ultimately as having to pay the full costs of the medical services received.

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

In addition, recently enacted federal legislation provides for tax favorable Health Savings Accounts (“HSAs”). Individuals with high deductible health insurance coverage can deduct contributions to their HSA from their reported income for tax purposes. In 2007, the qualifying health insurance must have a deductible of at least $1,000 for individuals and $2,000 for families and the maximum amount that can be contributed is $2,700 for individuals and $5,450 for families. Amounts contributed to the HSAs can be used for certain uninsured medical expenses, but generally cannot be used to pay for the health insurance premium. Individuals can establish HSAs without regard to their income and amounts contributed to the HSAs do not have to be used within a certain time period. Since the higher deductible health insurance policies generally provide lower premium amounts, there is an increasing market for specialty plans that supplement or fill deductible or other gaps in coverage for millions of Americans.

Self-employed and small businesses. In 2006, 60% of employers with between three and 199 workers provided health insurance, down from 68% five years earlier. [Source: U.S. Government Accountability Office Study, March 2007]. There were also over 11.5 million firms with fewer than 100 employees (with a total of 63.0 million employees). [Source: U.S. Census Bureau, Statistics of U.S. Businesses.] In addition, small businesses have accounted for 60-80% of net new jobs annually over the last decade [Source: Small Business Administration Office of Advocacy, June 2006]. Individuals working for such small business usually do not have access to group health insurance at affordable rates. As the number of uninsured individuals increases, the market for our non-insurance healthcare savings programs and economically priced small group insurance products increases.

Senior population. The age 65 and over segment of the U.S. population is expected to grow from 35 million in 2000 to over 40 million by 2010, comprising 13% of the total population by 2010. [Source: U.S. Census Bureau, 2004.] While the federal Medicare program covers a portion of healthcare expenses for senior Americans, the gaps in coverage provide a significant market for supplemental plans.

Our Solutions

The current state of our nation’s healthcare industry provides significant market opportunities for our company. We have implemented a number of solutions to assist consumers in saving money and navigating the healthcare system.

Access Plans is focused on developing and distributing products and services that meet the full range of healthcare product needs of consumers, including individuals, families, small businesses, and, in some locations, larger public and private employers. These products range from prescription discount cards and medical discount programs, through defined benefit plans, major medical insurance and high-deductible major medical insurance plans. As the healthcare system and consumer needs change, we adjust our products and services.

We distribute these products through a number of channels, including licensed insurance agents for insured products, telephonic marketing, Internet marketing and network marketing by face-to-face representatives for discount medical programs.

Through our Consumer Plan Division and our Insurance Marketing Division, we provide programs that range from traditional discount medical programs that provide access to networks of providers that have agreed to provide our members with a reduced rate for services, to “mini-med” programs that include some amount of defined benefit insurance, to major medical insurance with a variety of deductibles. For certain products, our Consumer Plan Division also provides patient advocacy services.

Our Regional Healthcare Division provides cost-effective plan designs, claims management, cost containment, predictive modeling, wellness programs, and administrative and managed care services for organizations with self-funded or partially self-funded healthcare plans, including large public and private employers. Our benefit program management services successfully reduce costs and provide access to affordable healthcare by directing our clients to PPO providers and our own case management services. Together, these services allow employers and groups to provide substantive healthcare benefits at a fraction of the cost of traditional health insurance.

None of our products or services is materially affected by seasonal changes to our markets.

Our Consumer Plan Division

Our Consumer Plan Division membership programs are offered through our own commissioned sales force (see Network Marketing below) under the trade names of USA Healthcare Savings and Care Entréetm.

These programs are also offered through other distribution channels under the trade name HealthCard Now and through the trade names of our private label resellers. Our healthcare savings programs are not managed care.

For years, insurance companies have been successful by obtaining healthcare for their insureds at much lower prices than that obtainable by the self-insured or uninsured person. These benefits were provided through the use of preferred provider organizations (“PPOs”), where doctors, hospitals and other providers agreed to provide services to participants in the PPO at rates lower than those offered to the general public. In our Consumer Plan Division programs, we have contracted with some of these same PPOs to provide the same negotiated rates to our program members and thereby allow our members to receive services at a discount compared to what members of the general public not participating in a PPO would pay. In addition, through our acquisition of PME, we now own and manage our own networks of dental and vision providers that contract directly with us, agreeing to offer discounted rates to our members.

We allow the patient and the healthcare provider to decide treatment protocols with no interference from any third party. We simply provide our members with access to healthcare providers in their geographical area that have agreed to provide their services for a discounted rate. In most cases, the consumer pays, or makes arrangements to pay, the discounted rate directly to the provider at the point of service. Some medical providers choose to send the original full priced bill to us for repricing. We reprice the bill to the discounted amount and then notify the provider and the member of the amount that should be paid. The member then pays the repriced amount directly to the provider. We are not involved in the making of payments to providers.

Our programs routinely assist our members in saving an average of over 35%, and often up to 70%, on their medical costs. For instance, in reviewing nearly 600,000 medical bills that were actually sent to us for repricing between September 2004 and December 2007, we identified the ten most commonly reported procedures. In analyzing the average full billed price for each such procedure and comparing it to the repriced amount, we were able to determine the average savings for our members for those most common procedures as follows:

			Avg.*
		Avg.*	Repriced	Avg.*	%
CPT	CPT Code Description	Price	Amount	Savings	Discount

99213	Office/Outpatient Visit, Est	$83.80	$55.11	$28.69	34.24%
36415	Routine Venipuncture	$20.60	$6.88	$13.72	66.62%
99214	Office/Outpatient Visit, Est	$123.38	$82.98	$40.39	32.74%
80061	Lipid Panel	$81.30	$21.93	$59.37	73.03%
85025	Complete CBC w/Auto Diff WBC	$31.39	$12.72	$18.67	59.49%
80053	Comprehensive Metabolic Panel	$55.93	$15.95	$39.98	71.49%
99212	Office/Outpatient Visit, Est	$61.61	$39.80	$21.80	35.39%
84443	Assay Thyroid Stim Hormone	$83.58	$25.36	$58.22	69.66%
99203	Office/Outpatient Visit, New	$140.42	$97.87	$42.55	30.30%
83036	Glycated Hemoglobin Test	$65.99	$19.15	$46.84	70.98%

* Avg. Price reflects the “retail” rates providers charge the uninsured; Avg. Repriced Amount reflects our consumer plan discount rate; and Avg. Savings reflects the average savings by our consumer plan members. Current Procedural Terminology (“CPT®”) is a registered trademark of the American Medical Association.

* Savings from dentists, vision providers, chiropractors and other services that do not require the use of a medical PPO are more difficult to track because our members pay a discounted rate at the point of service that is usually determined by a fee schedule and does not require our participation to find the discounted amount. On average, we believe that our members save 10% to 50% on services from these other providers. Through our proprietary Access Dental Network, our members receive average savings of 34% on routine and most major dental care, and through our proprietary Access Vision Network, members receive discounts of 15% to 60% on exams, prescription eyeglasses, and other purchases and services.

Our membership programs encompass all aspects of healthcare, including physicians, hospitals, ancillary services, dentists, prescription drugs, vision care, hearing aids, chiropractic and alternative care, air ambulance, 24-hour nurse hotline assistance. Some aspects of our programs are not available in all states. In most states, memberships in our USA Healthcare Savings, Care Entréetm and HealthCard Now programs range in price from $9.95 to $99.95 per month per family depending on the selected options, plus a one-time enrollment fee of up to $30.00. Our third party marketing partners may sell our programs for other prices. Typically, these marketers charge from $9.95 to $120.00 per month per family.

Technology and Member Services

We have made substantial investments in our proprietary technology and management information systems. We currently operate on two proprietary platforms. The first, the “Provident” system, is a proprietary platform that we developed for Capella. The second, the “Affinity” system is operated under a license that we acquired with our acquisition of PME. Employees of PME that we hired after our acquisition were responsible for the design and implementation of the Affinity system. These systems are used in most aspects of our Consumer Plan business, including:

•	maintaining member eligibility and demographic information,

•	maintaining representative information including network reporting,

•	paying commissions,

•	maintaining a database of all providers and providing provider locator services,

•	re-pricing and payment of medical bills,

•	drafting member accounts on a monthly basis, and

•	tracking cash receipts and revenues.

We have also established websites for our programs that provide information about the program, allow for provider searches and allow new members and representatives to enroll on-line. The websites also allow representatives, through a password protected area to access support and training files and to view their network and commission information. The websites are set up as “self-replicating” websites to allow representatives a copy of the websites under a unique web address.

In the third quarter of 2006, we entered into a one-year agreement with Lifeguard Emergency Travel, Inc. (“Lifeguard”). Under this agreement, Lifeguard provided certain member support services, claims administration, and fulfillment services for our members in our Consumer Plan Division. On October 1, 2007, we acquired PME. Headquartered in the Dallas area, PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary and third party provider networks. After our acquisition of PME in October 2007, we transitioned most of our member services functions to our own member services call center. We are now able to provide, on an in-house-basis, primary and secondary customer support, enrollment and billing functions, fulfillment services, claims administration, provider location services, a concierge service that allows us to interact with providers on behalf of our members, and an advocacy function that allows us to negotiate for preferred rates for our members that receive services from out-of-network providers.

Sales and Marketing Channels

Products in our Consumer Plan Division are currently offered through two distribution channels:

Private Label and Co-Branded Sales. We enter into agreements with third-party marketers to sell our Consumer Plan products under a private label name or under a co-branding arrangement using our selected retail name. These marketers either pay for the product on a wholesale basis and sell it for an approved retail price, or sell the product under our pricing schedule and receive a sales commission from us. These third-party marketers use various distribution channels which can include: direct mail, outbound telemarketing, Internet, direct response television, direct response radio, cross-sell/upsell and alternate media.

We work with the following types of partners:

•	TeleService Centers

•	Insurance Agencies with Call Centers

•	Large Companies/Brands Looking for Additional Ways to Monetize Their Customer Base

Network Marketing. Our USA Healthcare Savings and Care Entréetm programs are distributed by independent commission-based contractors referred to as “independent marketing representatives” (“IMRs”). Our independent representatives become marketing representatives by paying an enrollment fee (currently $99.95) and an annual renewal fee (currently $49.95) and signing a standard representative agreement. These IMRs are not required to be licensed insurance agents. IMRs are generally paid a 20% commission on the membership fees of each member they enroll for the life of that member’s enrollment (subject to the representative continuing to meet certain commission qualifications). IMRs may also recruit other representatives and earn override commissions on sales made by those representatives. We pay up to 35% in override commissions through seven upper levels (or upline) of the marketing representatives. In the first month of the membership sale, no override commissions are paid to the representative’s upline.

The total regular or ongoing commission payout, including overrides based on monthly membership sales after the enrollment month and the amount contributed by us to the bonus pools, can be as high as 55% of qualified membership sales.

Our Insurance Marketing Division

The revenue of our Insurance Marketing Division is primarily from earned sales commissions paid by the insurance companies this Division represents. These sales commissions are generally a percentage of premium revenue. This Division was created after our merger with ICM in the first quarter of 2007.

Our strategy is to:

•	continue to develop products for consumers to provide healthcare savings and/or insurance protection to families and individuals,

•	continue to use technology and innovative marketing and agent-support programs to attract new agents to sell insurance products that are available to us,

•	enhance our product portfolio by adding new products developed on our current product platform,

•	expand into additional states where we are not currently marketing to any significant degree, and

•	expand the number of insurance carriers that we represent.

Our three principal insurance markets are:

•	Major medical/individual health insurance,

•	Specialty medical and benefit plans for affinity groups, associations, employer groups and other groups, and

•	Senior health insurance, managed care, life insurance and annuity

Distribution Channels and Operating Divisions

Our insurance marketing operations are largely focused on our America’s Healthcare/Rx Plan (“AHCP”) agency. AHCP distributes major medical and short-term medical products to small business owners, self-employed and other individuals and families through approximately 2,100 independent agents. In addition, we also operate Adult Care Plans/Rx America (“ACP”) which distributes supplemental medical, life and managed care products to senior Americans through approximately 2,900 independent agents.

Our primary insurance carriers for which we market products have been:

		Insurance Marketing
		Division Revenue
		(Dollars in Thousands)
Insurance Company	Products	2007

Guarantee Trust Life	Proprietary Major Medical and HSA-qualified High Deductible plans	$5,124
Central Reserve Life Insurance Company	Medicare Supplement; Final Expense Life Insurance	4,393
Golden Rule Insurance Company	Major Medical and HSA-qualified High Deductible plans	3,464
Continental General Insurance Company	Proprietary Major Medical; Proprietary HSA-qualified High Deductible plans	1,861
World Insurance Company	Proprietary Major Medical; HSA-qualified High Deductible plans	1,733
Companion Life Insurance Company	Proprietary Mini-Medical plan	1,496
Empire Fire and Marine	Proprietary Major Medical; Proprietary HSA-qualified High Deductible plans	746
The Wellpoint Family of Companies	Senior Managed Care, Medicare Advantage products and Medicare Advantage Medical Savings Accounts (MSAs)	435
Other Carriers		331

		$19,583

Products for Consumers

Insurance Marketing has agreements with insurance companies to access products that we offer for sale through our distribution channels. The current portfolio of these insurance and financial service products includes the following:

Major Medical /Individual Health Insurance Market. The major medical / individual health insurance market includes the following:

Major Medical Health Insurance. Insurance Marketing’s major medical products include catastrophic, comprehensive, and basic coverage options. These may include PPO benefit plans, traditional indemnity health insurance plans, and one-deductible plans.

HSA-Qualified High Deductible Plans. Recently enacted federal legislation allows individuals who establish Health Savings Accounts (“HSAs”) to deduct from their income taxes the amounts contributed to their HSA, which amounts may then be used to pay for qualifying uninsured medical expenses. The Insurance Marketing Division markets high deductible insurance plans that qualify for the HSA benefits.

Short Term Medical Plans. Insurance Marketing can provide individuals who are between jobs or who are recent graduates with low-cost, limited-health insurance coverage for a limited period of time, typically six months or one year.

Specialty Medical And Benefit Plans. These products offer healthcare plans for affinity groups, associations, employer groups and other groups.

Mini-Medical Plans. These plans are sometimes referred to as “scheduled benefit,” “limited benefit” or “defined benefit” policies. These policies are

•	less expensive than traditional comprehensive healthcare insurance and usually require the member to undergo little or no medical underwriting;

•	available to all or most individuals, regardless of their health conditions;

•	operate on an indemnity basis in most cases, reimbursing the member for certain incurred healthcare costs; and

•	in some instances allowing the benefit to be assigned directly to the healthcare provider, eliminating the need for the member to pay the provider directly and then seek reimbursement.

These policies pay a certain amount for designated healthcare services. For instance, a member could choose a program entitling him or her to $250, $500 or $1,000 per day of hospitalization, with additional scheduled benefits for intensive care stays and surgery, for up to 180 days in a calendar year.

Senior Health Insurance, Managed Care, Life Insurance and Annuity. Senior health insurance, managed care, life insurance and annuity include the following:

Medicare Supplement Plans. Our Medicare supplement plans provide benefits that supplement the primary benefits offered by Medicare. According to the Centers for Medicare and Medicaid Services (CMS), the number of Medicare enrollees, age 65 and over, almost doubled between 1966 and 2005, growing to 35.6 million from 19 million.

Medicare Advantage Plans. Our Medicare Advantage Plans include:

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

Developments in the Medicare Supplemental Insurance or MediGap markets have led to declining revenues and earnings in that part of our business. There are 12 standardized Medicare Supplemental insurance plans — A through L — also called Medigap plans. Each plan has different benefits, but within each standardized Medicare Supplemental insurance plan, benefits are identical from one carrier to the next. Therefore, competition in this market has centered on premium cost to the insured, resulting in thinner margins and lower compensation to selling agents and intermediaries. While we still have nearly 14,000 such policies in force, issuance of new policies has rapidly declined during 2007. Accordingly, we have decided to not emphasize this part of our business, while continuing to service in-force policies.

Insurance Marketing’s Services For Agents and Agencies

Insurance Marketing provides sales and marketing services to its national network of independent agents and agencies by leveraging its industry expertise and relationships to secure access to proprietary health insurance products. It has specific industry expertise in designing products that meet the needs of the consumer and that fit well within the suite of products that are sold by insurance agents and their agencies. Insurance Marketing has relationships with numerous well established, highly-rated insurance companies.

Multiple Carriers for Specific Product Lines. Insurance Marketing has strategically established marketing relationships with multiple insurance companies to provide a wider distribution network across the U.S. This strategy is designed to maximize marketing penetration with competitively priced products on a state-by-state basis. This strategy is also designed to provide increased flexibility and security for Insurance Marketing’s marketing channels based on ongoing changes in carriers’ product, pricing and marketing plans.

Web Based Technology. Insurance Marketing utilizes web-based technology to streamline the agent appointment and sales application processes with the insurance carriers. Insurance Marketing’s integrated agent portal gives agents access to online:

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

Lead Distribution Programs for Agents. For certain of its distribution channels, Insurance Marketing uses an electronic system designed to efficiently connect insurance agents with high-quality leads. The leads are supplied by select vendors and are then compiled, sorted, and offered to agents via its on-line lead ordering and delivery system. Leads are generated through telemarketing, internet sites and direct mail.

Competitive agent commission rates supplemented by various agent incentive programs. We provide a comprehensive portfolio of incentives that attract agents, including annual conventions and sales contests. By leveraging Insurance Marketing’s sales management and marketing expertise, insurance companies can focus on the administration of their products, while Insurance Marketing takes care of managing and motivating the agent force to sell.

Working Capital Requirements. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. We have access to a sufficient amount of working capital to meet our needs, but our ability to grow this segment will depend on our ability to gain access to increasing amounts of working capital sources.

Home Office Support. This includes agent and product training, a variety of marketing materials and compilation of weekly newsletters that deliver important news and updates to our agents. Insurance Marketing provides professional, quality training for all of its independent agents and alternative distribution channels. Its training programs include in-house and on-site training schools, DVD programs and webcast sessions. In addition to product knowledge, Insurance Marketing trains its independent agents in market conduct standards, regulatory compliance requirements, and sales techniques. Insurance Marketing creates, prints, and distributes a variety of marketing materials to promote its products, including magazine advertising, flyers, postcards, letters, e-mail blasts, brochures, and more. Insurance Marketing delivers important news and updates to its agents on a timely basis with weekly e-mail newsletters. These newsletters promote, inform, and entertain with a combination of news bulletins, agent reports, and motivational articles.

Our Regional Healthcare Division

We offer full third-party administration services through our wholly-owned subsidiary that does business as Foresight TPA. Through Foresight, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self-fund their required healthcare benefits. With Foresight’s services we offer a suite of healthcare service products. Also through Foresight, we provide individuals and employee groups with access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

Foresight has two subsidiaries, Access Administrators, Inc. and Advantage Care Network. Access Administrators, Inc. is licensed by the Texas Department of Insurance as a third-party claims administrator. Foresight’s utilization review services are licensed by the Texas Department of Insurance as a utilization review agent. Advantage Care Network is a proprietary comprehensive network of contracted physicians, hospitals, and other medical service providers in the El Paso/Las Cruces community that also utilizes national networks featuring over 500,000 contracted medical providers to provide access to quality and affordable healthcare services. Access provides health plan design and administration, claims management and processing, data and report management, quality assurance, customer service, reinsurance strategies, coordination of benefits, subrogation services and auditing for quality assurance. Access also provides access to effective pharmacy benefit management cost containment programs to serve both retail and mail order needs. As a utilization review agent, Foresight clients are provided with utilization management services including prior-authorizations, utilization review, large case management, concurrent review, quality management, and coordination of care for members and their families.

Our services are sold through health insurance and employee benefit brokers and agents. Our primary area of expertise is in the public-sector market. In the first quarter of 2007, Foresight successfully completed an SAS 70 Type I examination by independent registered public accountants.

We believe that certain former employees and business practices of Foresight are currently under investigation by the U.S. Department of Justice (the “DOJ”). In 2007, there was considerable adverse publicity in the El Paso community about the investigation. For more information about this investigation, see “Item 3. Legal Proceedings,” below. We believe that this investigation and the resulting publicity contributed to the loss of two key clients of Foresight in 2007 that had a material adverse effect on the business and operations of Foresight.

Reliance on key customers.

During 2007, insurance commissions on sales of policies for two carriers amounted to 12.6% and 10.8% of our total revenue. Additionally, a material portion of Regional Healthcare’s revenues have historically been derived from Foresight’s contractual relationships with a few key governmental entities.

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

Our principal competitors are AmeriPlan, The Amacore Group, Inc., New Benefits, Inc., CAREington International, Coverdell, International Association of Businesses, and Family Care. We also compete with all types of network marketing companies throughout the U.S. for new representatives. Our other competitors include large retailers, financial institutions, insurance companies, preferred provider organization networks, and other organizations that offer benefit programs to their customers. Many of our competitors have substantially larger customer bases and greater financial and other resources.

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

Regional Healthcare Division. Foresight operates in the El Paso metropolitan market and competes against regional and national health benefit plans such as Blue Cross Blue Shield, United Healthcare, CIGNA and Aetna.

Principal Competitive Factors. We believe that the principal competitive factors in our industries, some of which are not within our control, include:

•	the ability to maintain contracts with reputable preferred provider organization (PPO) networks that offer substantial healthcare savings;

•	the ability to maintain contracts with reputable insurance companies and insurance agents and agencies;

•	the ability to attract and retain independent marketing representatives for our Consumer Plan Division;

•	the ability to identify, develop and offer unique membership healthcare programs;

•	the quality and breadth of the healthcare membership programs offered;

•	the quality and extent of customer service;

•	the ability to offer substantial savings on major-medical costs such as hospital and surgical costs;

•	the ability to combine the programs with affordable insurance plans that have high deductibles or set payment for hospitalization;

•	prices of products and service offered;

•	marketing expertise;

•	the ability to effectively market the product on the Internet,

•	compensation plans for representatives;

•	the ability to hire and retain employees;

•	the development by others of member programs that are competitive with our programs;

•	responsiveness to customer needs;

•	the ability to satisfy investigations on the part of state attorneys general, insurance commissioners and other regulatory bodies; and

•	the ability to finance promotions and commission advance programs for the recruiting of members and representatives.

Competitive Risk. While we believe that we are a leader in the industry, there is no assurance that:

•	competitors will not develop their own software that re-prices medical bills or a full-service customer service function similar to ours;

•	our competitors will not increase their emphasis on programs similar to our programs to more effectively compete with us;

•	our competitors will not recruit our independent marketing representatives and insurance agents by offering more attractive sales commissions;

•	our competitors will not provide programs comparable or superior to our programs at lower membership fees or lower insurance premiums;

•	our competitors will not adapt more quickly to evolving industry trends or changing market requirements;

•	new competitors will not enter the market;

•	other businesses such as insurance companies or preferred provider organization networks will not themselves introduce competing programs; and

•	our competitors will not develop more effective marketing campaigns that more effectively utilize direct mail and television advertising.

This increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, financial condition and results of operations.

Business Objectives and Plans

Our objective is to sustain and expand our leadership position as a provider of unique healthcare membership service programs and consumer driven healthcare solutions and as a distributor of health insurance plans. Key elements of our business plan are as follows:

Continue to Develop a Broad Spectrum of Unique Healthcare Service Programs for Multiple Markets. Our focus is on the continued development and introduction of unique programs that address the health and consumer needs of targeted consumer groups. By varying the features, including discounts (medical, consumer and business services), defined benefit insurance and fully insured health plans, we are able to meet the product and pricing needs of a broad market. We anticipate that this will allow us to capture a larger share of the healthcare market through existing marketing channels and through establishment of new client relationships.

Continue to Develop a Recurring Revenue Base. For our Consumer Plan Division, growth in recurring revenue from wholesale and private-label clients is dependent upon the client continuously marketing our products to their customer base. We intend to continue to focus our efforts on retaining our existing clients and obtaining new wholesale and private label clients through our direct sales team.

In our Insurance Marketing Division, we intend to continue to expand our independent agent sales force, our specialty product lines, our insurance carrier companies we represent and the geographic jurisdictions in which we distribute products.

In our Regional Healthcare Division, we intend to minimize the loss in revenue from El Paso governmental clients for our third-party administration services by expanding the service area of Foresight beyond the metropolitan area of El Paso, Texas and expand into sales to commercial clients.

Leverage and Develop Multiple Network Partners. While we currently have contractual relationships with well-recognized and fully developed preferred provider organization networks for access to savings on doctors, hospitals, and ancillary healthcare services, we need to continuously assess the capabilities of those networks, expand into commercial clients, and work towards providing alternative network solutions for our members.

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

Continue to Expand Our Third-Party Administrator Services. In response to the needs of our group customers, we have expanded our third party administrator (“TPA”) services. Foresight offers a full-service TPA function, including full plan administration, claims adjudication and claims management services.

Governmental Regulation

We are subject to federal, state and local laws, regulations, administrative determinations, court decisions and similar constraints (hereinafter “regulations”).

Possible Insurance Company Regulation of our Consumer Plan Division. Our discount medical plans are not insurance and do not subject us to regulation as an insurance company or a seller of insurance. However, regulations in certain states currently regulate or restrict the offering of these programs.

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

State Discount Medical Program Regulation. Over the last few years, over 20 states have enacted legislation or adopted regulations that specifically address the operation and marketing of discount medical programs like ours. These laws vary in scope and operation. Some of these laws apply to discounts on all healthcare purchases, others regulate only prescription discounts, while others exclude prescription discounts but regulate other services. Furthermore, some of these laws contain only provisions that relate to the operation and marketing of discount medical plans and some require licensing and registration. Because this legislation or regulations are newly enacted or adopted, we do not know the scope and full effect on our operations. There is a risk that compliance with the legislation and/or regulations could have material adverse effects on our operations and financial condition. There is also the risk that a state will adopt regulations or enact legislation restricting or prohibiting the sale of our medical discount programs in the state. In addition, California views our discount medical plans as managed care and its Department of Managed Healthcare has taken the position that we must seek and eventually obtain a license under the Knox-Keene Act. Compliance with these regulations on a state-by-state basis has been and will continue to be expensive and cumbersome.

Compliance with federal and state regulations is generally our responsibility. The medical discount plan industry is especially susceptible to charges by the media of regulatory noncompliance and unfair dealing. As is often the case, the media may publicize perceived non-compliance with consumer protection regulations and violations of notions of fair dealing with consumers. Our failure to comply with current, as well as newly enacted or adopted, federal and state legislation and regulations could have a material adverse effect upon our business, financial condition and results of operations in addition to the following:

•	non-compliance may cause us to become the subject of a variety of enforcement or private actions;

•	compliance with changes in applicable regulations could materially increase the associated operating costs;

•	non-compliance with any rules and regulations enforced by a federal or state consumer protection authority may subject us or our management personnel to fines or various forms of civil or criminal prosecution; and

•	non-compliance or alleged non-compliance may result in negative publicity potentially damaging our reputation, network relationships, client relationships and the relationship with program members, independent marketing representatives and consumers in general.

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

•	Similar to the insurance companies providing products and services offered by us, we are unable to accurately predict additional government regulations that may be enacted in the future affecting the insurance industry and the offered products and service or how existing or future regulations might be interpreted.

•	Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially affect the insurance products and services offered by us through independent insurance agencies and their agents and our operations, products or profitability.

•	We must rely on the insurance companies that provide the insurance products and financial services offered by Insurance Marketing to carefully monitor state and federal legislative and regulatory activity as it affects their insurance products and services. We believe that the insurance products and financial services that we offer comply in all material respects with all applicable federal and state regulations.

•	We work closely with independent associations that provide discounts and other benefits to groups of consumers. Among the benefits afforded to the members of such associations are varying forms of insurance. Our ability to offer insurance products that we are authorized to distribute to these

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

As of December 31, 2007, we had marketing representatives for our Consumer Plan Division in 42 states. We review the requirements of various states, as well as seek legal advice, regarding the structure and operation of our network marketing to ensure that it complies with all of the applicable laws and regulations pertaining to network sales organizations. Based on these efforts and the experience of our management, we believe that we are in compliance with all applicable federal and state regulatory requirements. We have not obtained no-action letters or advance rulings from any federal or state security regulator or other governmental agency concerning the legality of our network operations, nor are we relying on a formal opinion of counsel to that effect. We accordingly are subject to the risk that one or more of our network marketing organizations could be found to not comply with applicable laws and regulations. Our failure to comply with these regulations could have a material adverse effect on us in a particular market or in general.

We are subject to the risk of challenges to the legality of our network marketing organization, including claims by our marketing representatives, both individually and as a class. Most likely these claims would be based on the network marketing organization allegedly being operated as an illegal “pyramid scheme” in violation of federal securities laws, state unfair practice and fraud laws, and the Racketeer Influenced and Corrupt Organizations Act. In the event of challenges to the legality of our network marketing organization by distributors, we would be required to demonstrate that our network marketing organization complies with applicable regulatory laws. A final ruling against us could result in a material liability. Moreover, even if we were successful in defending against these challenges, the defense costs, both in dollars spent and in management time, could be material and adversely affect our operating results and financial condition. In addition, the negative publicity of these challenges could adversely affect our revenues and ability to attract and retain marketing representatives.

Healthcare Regulation and Reform. Government regulation and reform of the healthcare industry may also affect the manner in which Insurance Marketing conducts its business in the future. There continues to be diverse legislative and regulatory initiatives at both the federal and state levels to affect aspects of the nation’s healthcare system. The Gramm-Leach-Bliley Act mandated restrictions on the disclosure and safeguarding of our insureds’ financial information. The USA Patriot Act placed new federal compliance requirements relating to anti-money laundering, customer identification and information sharing.

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

Our own re-pricing software systems are considered HIPAA compliant and we believe that those used by our third party service providers are also compliant. We previously engaged a consulting firm to assist us in our efforts to continuously comply with all other HIPAA regulations. We believe that we are in compliance with these regulations. We plan to continually audit our compliance, and accordingly cannot give assurance that our costs of continuing to comply with HIPAA will not be material to us. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal penalties and civil sanctions.

In addition to federal regulation and reform, many states have enacted, or are considering, various healthcare reform statutes. These reforms relate to, among other things, managed care practices, prompt pay payment practices, health insurer liability and mandated benefits. Most states have also enacted patient confidentiality laws that prohibit the disclosure of confidential information. As with all areas of legislation, the federal regulations establish minimum standards and preempt conflicting state laws that are less restrictive but will allow state laws that are more restrictive. We expect that this trend of increased legislation will continue. We are unable to predict what state reforms will be enacted or how they would affect our business.

E-Commerce Regulation. We may be subject to additional federal and state statutes and regulations in connection with our product strategy, which includes Internet services and products. On an increasingly frequent basis, federal and state legislators are proposing laws and regulations that apply to Internet based commerce and communications. Areas being affected by this regulation include user privacy, pricing, content, taxation, copyright protection, distribution and quality of products, and services. To the extent that our products and services would be subject to these laws and regulations, the sale of our products and our business could be harmed.

Legislative Developments. Numerous proposals to reform the current healthcare system have been introduced in the U.S. Congress and in various state legislatures. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-regulated system of “managed competition” among health insurers, and a single-payer, public program. Changes in healthcare policy could significantly affect our business. Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.

We are unable to evaluate new legislation that may be proposed and when or whether any legislation will be enacted and implemented. However, many of the proposals, if adopted, could have a material adverse effect on our business, financial condition or results of operations; while others, if adopted, could potentially benefit the Company’s business.

Employees

As of December 31, 2007, we had 124 full-time employees in the following departments:

Number of
Department	Employees

Customer Services and Claims Administration	71
Sales and Marketing	20
Executive and Administration	13
Finance and Accounting	13
Information Services	7

The total number of our employees after we completed the merger with ICM in January 2007 and our acquisition of PME in October 2007 increased to 124. Our future performance depends in significant part upon the continued service of our key technical and management personnel, and our continuing ability to attract and retain highly qualified and motivated personnel in all areas of our operations. Competition for qualified personnel is intense. We provide no assurance that we can retain key managerial and technical employees, or that we can attract, assimilate or retain other highly qualified personnel in the future. Our employees are not represented by a labor union. We have not experienced any work stoppages, and consider our employee relations to be good.

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

THIS REPORT CONTAINS CAUTIONARY STATEMENTS RELATING TO FORWARD-LOOKING INFORMATION.

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

DURING THE YEARS OF 2007, 2006 AND 2005 WE INCURRED LOSSES FROM OPERATIONS AND THESE LOSSES MAY CONTINUE.

During the years ended December 31, 2007, 2006 and 2005 we incurred losses from continuing operations of $13,155,000, $6,814,000 and $13,229,000, respectively and net losses of $13,155,000, $7,724,000 and $13,371,000, respectively. As part of those operating losses and net losses, we incurred goodwill impairment charges of $12,069,000, $6,440,000 including tax considerations of $426,000, and $12,900,000 in 2007, 2006 and 2005, respectively. In 2007, we recorded goodwill impairment charges of $4,092,000 for Foresight due to the loss of significant contracts, $3,377,000 for Capella due to the failure of certain new product and marketing initiatives to achieve expected results, and $4,600,000 for the Insurance Marketing Division due to significant declines in sales of Medicare supplemental policies. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for Foresight and $2,800,000 for Capella. In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella. The operating losses before goodwill impairment charges in 2007 and 2005 were primarily attributable to the continuing costs associated with our medical savings program. There is no assurance that losses from our medical savings program will not continue or that our other operations will become or continue to be profitable in 2008 or thereafter.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL ON A TIMELY BASIS OR ON ACCEPTABLE TERMS TO FUND OUR WORKING CAPITAL REQUIREMENTS.

As a result of our decline in revenues, our merger with ICM, our acquisition of PME, and certain marketing and sales initiatives, we have used significant amounts of cash in our operations and in financing and investing activities. As of December 31, 2007, we had a balance of $2.7 million of unrestricted cash. In 2007, cash used in investing and financing activities was $1.4 million and $.9 million, respectively, while our operating activities provided $1.7 million in cash. This resulted in a decrease of $.5 million in our cash and cash equivalents during 2007.

We expect that we will need significant additional cash resources to operate and execute our business plan in the future, particularly with respect to our agent advance commission programs that are critical to the success of our Insurance Marketing Division. Our future capital requirements will depend on many factors, including our ability to maintain our existing cost structure and return on sales, fund obligations for additional capital and execute our business and strategic plans as currently conceived. If these resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity securities may result in additional dilution to our stockholders. Additional indebtedness could result in debt service obligations and lender imposed operating and financing covenants that restrict our operations. In addition, financing might be unavailable in amounts or on terms acceptable to us, if at all.

OUR SUBSIDIARY, FORESIGHT, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Foresight provides full service third-party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. Foresight’s primary market is governmental entities in the metropolitan area of El Paso, Texas, including cities and school districts. There are a limited number of these types of entities within that metropolitan area. During the second and third quarters of 2007, we announced several adverse events related to the loss of two major customers and possible loss or non-renewal of another major customer beyond contract expirations in 2007. As of June 30, 2007, we re-evaluated the carrying value of goodwill related to Foresight and determined that an impairment charge of $4,092,000 that reduced the carrying value of the goodwill to zero for the loss of these contracts was appropriate. There is no assurance that Foresight will obtain renewal or extension on its remaining contracts. The loss of any of these remaining contractual relationships will adversely affect our operating results and the loss of more than one of these contractual relationships could have a material adverse effect on our financial condition.

WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS, THAT COULD AFFECT OUR ABILITY TO ENSURE TIMELY AND RELIABLE FINANCIAL REPORTS.

Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. This processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to certain agents, is dependent upon our timely receipt of complete and accurate information about such commissions from the insurance carriers whose policies we sell. While we have established multiple compensating manual processes designed to partially mitigate these weaknesses, we nevertheless have insufficient control procedures in place to fully assure that commission information received from those insurance carriers is complete, accurate or received in a timely manner. Additionally, some information is processed for us by outside third party service bureaus or administrators. Some of those third party service bureaus or administrators have not had their controls evaluated by independent registered accountants and they have not received SAS 70 reports on their controls. We have performed limited reviews of their controls and have preliminarily determined that they have insufficient information technology general controls. Additionally, we determined that we had numerous weaknesses in our own internal information technology controls in these areas. Our failure to receive and process such commission information in a timely, complete and accurate fashion or to process it accurately could adversely impact our ability to pay commissions to our agents in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner.

WE RELY ON OUR INSURANCE CARRIER PARTNERS TO ACCURATELY AND REGULARLY PREPARE COMMISSION REPORTS, AND IF THESE REPORTS ARE INACCURATE OR NOT SENT TO US IN A TIMELY MANNER, OUR RESULTS OF OPERATIONS COULD SUFFER.

Our Insurance Marketing Division generates revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through agents with which we have contracted. These revenues are in the form of first year and renewal commissions that vary by company and product. In calculating the amount of commission earned by us and in accounting for commission paid to us by insurance companies, we rely on data not under our control, including data provided to us by the insurance company and premium collection and payment service providers engaged by the insurance company to calculate and pay commissions. The data that we receive may fluctuate as the insurance company or its collection and payment service providers make adjustments to their reports of policies sold. We have implemented our own processes to evaluate the data that we receive to help confirm that it is consistent with the number and types of policies that we believe have been sold. However, it is difficult for us to independently determine whether carriers are reporting all commissions due to us, primarily because the majority of our members terminate their policies by discontinuing their premium payments to the carrier instead of informing us of the cancellation. Because we cannot always rely on the accuracy or timeliness of the data that we receive from the insurance company or its payment service providers, our financial reports are subject to adjustment and we may not collect and recognize revenue that we are entitled, both of which would harm our business, operating results and financial condition.

The same data from insurance carriers or their payment service providers is used to calculate the balances of advanced commissions owed by us to the insurance carrier or owed to us by agents. Because we cannot always rely on the accuracy or timeliness of the data that we receive from the insurance company or its payment service, our calculation of these balances may fluctuate and resulting adjustments may adversely affect our business, operating results and financial condition.

Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. This processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to agents, is dependent upon our timely receipt of complete and accurate information about such commissions from the insurance carriers whose policies we sell. Our failure to receive such commission information in a timely, complete and accurate fashion could adversely impact our ability to pay commissions in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner.

OUR REVENUES IN THE CONSUMER PLAN DIVISION ARE LARGELY DEPENDENT ON THE INDEPENDENT MARKETING REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.

Our success and growth depend in large part upon our ability to attract, retain and motivate the network of independent marketing representatives who principally market our USA Healthcare Savings and Care Entréetm medical savings programs. Our independent marketing representatives typically offer and sell theseprograms on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our programs. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our programs and operations.

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

As part of our business operations, we must develop and maintain relationships with preferred provider organizations within each market area that our Consumer Plan Division products are offered. Development and maintenance of these relationships with healthcare providers within a preferred provider organization is in part based on professional relationships and the reputation of our management and marketing personnel. Because many members that receive healthcare services are self-insured and responsible for payment for healthcare services received, failure to pay or late payments by members may negatively affect our relationship with the preferred provider organizations. Consequently, preferred provider organization relationships may be adversely affected by events beyond our control, including departures of key personnel and alterations in professional relationships and members’ failures to pay for services received. The loss of a preferred provider organization within a geographic market area may not be replaced on a timely basis, if at all, and may have a material adverse effect on our business, financial condition and results of operations.

WE CURRENTLY RELY HEAVILY ON TWO KEY PREFERRED PROVIDER ORGANIZATIONS AND THE LOSS OF OR A CHANGE IN OUR RELATIONSHIPS WITH THESE PROVIDERS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

Private Healthcare Systems (“PHCS”), a division of MultiPlan, Inc., is the preferred provider organization through which most of our members have obtained savings on medical services through our Care Entréetm program. PME has utilized the Galaxy Health Network (“Galaxy”) preferred provider organization. The loss of PHCS or Galaxy as a preferred provider organization or a disruption of our members’ access to PHCS or Galaxy could affect our ability to retain our members and could, therefore, adversely affect our business. While we currently enjoy a good relationship with Galaxy, PHCS and MultiPlan, there are no assurances that we will continue to have a good relationship with them in the future, or that MultiPlan, having recently acquired PHCS, may choose to change its business strategy in a way that adversely affects us by either limiting or terminating our members’ access to the PHCS network or by entering into agreements with our competitors to provide their members access to PHCS.

WE FACE COMPETITION FOR MARKETING REPRESENTATIVES AS WELL AS COMPETITIVE OFFERINGS OF HEALTHCARE PRODUCTS AND SERVICES.

Within the healthcare savings membership industry, competition for members is becoming more intense. We offer membership programs that provide products and services similar to or directly in competition with products and services offered by our network-marketing competitors as well as the providers of such products and services through other channels of distribution. Some of our private label resellers have chosen to sell a product that is competitive to ours in order to maintain multiple sources for their products. Others may also choose to sell competing products. Furthermore, marketing representatives have a variety of products that they can choose to market, whether competing with us in the healthcare market or not.

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

GOVERNMENT REGULATION AND RELATED PRIVATE PARTY LITIGATION MAY ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIMIT OUR OPERATIONS.

In recent years, several states have enacted laws and regulations that govern discount medical program organizations (DMPOs). The laws vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner by which discount medical programs are sold, the price at which they are sold, the relationship of the DMPO licenses or registrations for both subsidiaries in our Consumer Plan Division. We hold these licenses in every jurisdiction where such a license or registration is required to be held and where the respective subsidiary conducts business. Because these laws and regulations are relatively new, we do not know the full extent of how they will affect our business or whether or not we will be able to maintain all necessary licenses. Our need to comply with these regulations may adversely affect or limit our future operations. The cost of complying with these laws and regulations has and will likely continue to have a material adverse effect on our financial position.

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

We market memberships in associations that have been formed to provide various consumer benefits to their members. These associations may include in their benefit packages insurance products that are issued under group or blanket policies covering the association’s members. Most states allow these memberships to be sold under certain circumstances without a licensed insurance agent making each sale. If a state were to determine that our sales of these memberships do not comply with their regulations, our ability to continue selling such memberships would be affected and we might be subject to fines and penalties and may have to issue refunds or provide restitution to the associations and their members.

The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various government authorities and related private litigation. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting such arrangements, and addressing disclosures of these arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While it is not possible to predict the outcome of the government inquiries and investigations into the insurance industry’s commission payment practices or the response by the market and government regulators, any material decrease in our profit-sharing contingent commissions is likely to have an adverse effect on our results from operations.

OUR FAILURE TO PROTECT OUR MEMBERS’ AND CUSTOMERS’ DATA COULD ADVERSLY AFFECT OUR FINANCIAL POSITION AND OPERATIONS BY DAMAGING OUR REPUTATION, HARMING OUR BUSINESS AND CAUSING US TO EXPEND CAPITAL AND OTHER RESOURCES TO PROTECT AGAINST FUTURE SECURITY BREACHES.

Certain of our services are based upon the collection, distribution, and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements, which could give our marketing partners the right to terminate such agreements with us. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to solve problems that may be caused by future breaches or to prevent such breaches. Any breach or perceived breach could subject us to legal claims from our marketing partners or customers and/or regulatory or law enforcement entities under laws that govern the protection of non-public personal information. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and customers. In addition, unauthorized third parties might alter information in our databases that could adversely affect both our ability to market our services and the credibility of our information.

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

The Federal Trade Commission (“FTC”) and most states regulate advertising, product claims, and other consumer matters, including advertising of our healthcare savings products. All advertising, promotional and solicitation materials used by our independent marketing representatives and private label customers must be approved by us prior to use. We are currently under investigation by the Texas Attorney General as a result of the activities of one of our private label customers, with whom we have terminated our relationship. While we have not been the target of FTC enforcement action for the advertising of, or product claims related to, our healthcare savings products, there can be no assurance that the FTC will not question our advertising or other operations in the future. In addition, there can be no assurance that a state, in addition to Texas, will not interpret our product claims presumptively valid under federal law as illegal under that state’s regulations, or that future FTC regulations or decisions will not restrict the permissible scope of the claimed savings. We are subject to the risk of claims by our independent marketing representatives and private label customers and members of our Care Entreetm programs and those under private label arrangements may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations. These actions may include consent decrees and the refund of amounts paid by the complaining members, refunds to an entire class of independent marketing representatives, private label customers or members, or other damages, as well as changes in our method of doing business. A complaint because of a practice of one independent marketing representative or private label customer, whether or not that practice was authorized by us, could result in an order affecting some or all of our independent marketing representatives and private label customers in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our operations.

WE MAY HAVE EXPOSURE AND LIABILITY RELATING TO NON-COMPLIANCE WITH THE HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996 AND THE COST OF COMPLIANCE COULD BE MATERIAL.

In April 2003 privacy regulations were promulgated by The Department of Health and Human Services pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). HIPAA imposes extensive restrictions on the use and disclosure of individually identifiable health information by certain entities. Also as part of HIPAA, the Department of Health and Human Services has issued final regulations standardizing electronic transactions between health plans, providers and clearinghouses. Healthcare plans, providers and claims administrators are required to conform their electronic and data processing systems to HIPAA electronic transaction requirements. While we believe we are currently compliant with these regulations, we cannot be certain of the extent to which the enforcement or interpretation of these regulations will affect our business. Our continuing compliance with these regulations, therefore, may have a significant impact on our business operations and may be at material cost in the event we are subject to these regulations. Sanctions for failing to comply with standards issued pursuant to HIPAA include criminal and civil sanctions.

DISRUPTIONS IN OUR OPERATIONS DUE TO OUR RELIANCE ON OUR MANAGEMENT INFORMATION SYSTEM MAY OCCUR AND COULD ADVERSELY AFFECT OUR CLIENT RELATIONSHIPS.

We manage certain information related to our Consumer Plan Division membership on an administrative proprietary information system. Because it is a proprietary system, we do not rely on any third party for its support and maintenance. There is no assurance that we will be able to continue operating without experiencing any disruptions in our operations or that our relationships with our members, marketing representatives or providers will not be adversely affected or that our internal controls will not be adversely affected.

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

THE RECORDED GOODWILL ASSOCIATED WITH OUR ACQUISITIONS OF CAPELLA, ICM AND PME MAY BECOME IMPAIRED AND REQUIRE A SUBSTANTIAL WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE.

In connection with our acquisitions of Capella, Foresight, ICM and PME, we recorded goodwill that had a net aggregate asset value of $5,489,000 at December 31, 2007. This carrying value has been reduced through impairment charges of $12,069,000 in 2007, $6,440,000 in 2006, and $12,900,000 in 2005. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.

WE MAY FIND IT DIFFICULT TO INTEGRATE ICM’S AND PME’S BUSINESSES AND OPERATIONS WITH OUR BUSINESS AND OPERATIONS.

Although we believe that ICM’s marketing and distribution of insurance products and financial services will complement and fit well with our business and the need for marketing of our healthcare savings programs and third-party claims administration services, Insurance Marketing’s business is relatively new to us. Our unfamiliarity with this business may make it more difficult to integrate ICM’s operations with ours. We will not achieve the anticipated benefits of the merger-acquisition unless we successfully integrate ICM’s operations. There can be no assurance that this will occur. Similarly, we believe that PME’s marketing and distribution of dental and vision network access and non-insurance medical discount programs will complement and fit well with our Consumer Plan Division. We will not achieve the anticipated benefits of that acquisition unless we successfully integrate the PME operations. There can be no assurance that this will occur.

WE ARE DEPENDENT ON THIRD-PARTY SERVICE PROVIDERS AND THE FAILURE OF SUCH SERVICE PROVIDERS TO ADEQUATELY PROVIDE SERVICES TO US COULD AFFECT OUR FINANCIAL RESULTS BECAUSE SUCH FAILURE COULD AFFECT OUR RELATIONSHIP WITH OUR CUSTOMERS.

As a cost efficiency measure, we have entered into agreements with third parties for their provision of services to us in exchange for a monthly fee normally calculated on a per member basis. These services include the enrollment of members through different media, operation of a member-services call center, claims administration, billing and collection services, and the production and distribution of fulfillment member marketing materials. One of these is our agreement with Lifeguard Emergency Travel, Inc. (“Lifeguard”) for the provision of these services to many of our members and prospective members. We are also dependent upon third-party data processing and administrative service providers for the processing of commission revenue and expense for our Insurance Marketing Division. As a result of these outsourcing arrangements, we may lose direct control over key functions and operations. The failure by Lifeguard or any of our other third-party service providers to perform the services to the same or similar level of quality that we could provide could adversely affect our relationships with our members, customers, marketing representatives and our ability to retain and attract members, customers, marketing representatives and, accordingly, have a material adverse effect on our financial condition and results of operations. Although we are transitioning the services provided to us by Lifeguard to systems that we now own or manage as a result of our acquisition of PME, we will remain dependent on Lifeguard for certain services until that transition is complete and for the accurate completion of the transition.

THE AVAILABILITY OF OUR INSURANCE PRODUCTS AND FINANCIAL SERVICES ARE DEPENDENT ON OUR STRATEGIC RELATIONSHIPS WITH VARIOUS INSURANCE COMPANIES AND THE UNAVAILABILITY OF THOSE PRODUCTS AND SERVICES FOR ANY REASON MAY RESULT IN SIGNIFICANT LOSS OF REVENUES.

We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. Of the eight insurance companies with whom our Insurance Marketing Division has strategic relationships, more than 85% of Insurance Marketing’s 2007 revenue and 95% of ICM’s 2006 and 2005 revenue was attributable to the insurance products and financial services offered by five of the companies. Thus, we are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our channels.

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

Furthermore, of the approximately 5,000 independent agents with whom our Insurance Marketing Division has active distribution and marketing relationships, more than 80% of Insurance Marketing’s revenues are attributable to the product sales and financial services through approximately 1,000 independent insurance agents. These agents report through approximately 20 independent general agencies. Thus, we are dependent on a small number of independent insurance agencies for a very significant percentage of our total insurance products and financial services revenue.

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

WE FACE INTENSE COMPETITION IN THE MARKETPLACE FOR OUR PRODUCTS AND SERVICES AS WELL AS COMPETITION FOR INSURANCE AGENCIES AND THEIR AGENTS FOR THE MARKETING OF THE PRODUCTS AND SERVICES OFFERED.

Instead of utilizing captive or wholly-owned insurance agencies for the offer and sale of our products and services, we utilize independent insurance agencies and their agents as the principal marketing and distribution channel. Competition for independent insurance agencies and their agents is intense. Also, competition from products and services similar to or directly in competition with the products and services that we offer is intense, including those products and services offered and sold through the same channels utilized for distribution of our insurance products and financial services. Under arrangements with the independent insurance agencies, the agencies and their agents may offer and sell a variety of insurance products and financial services, including those that compete with the insurance products and financial services that we offer.

Thus, our business operations compete in two channels of competition. First, we compete based upon the insurance products and financial services offered. This competition includes products and services of insurance companies that compete with the products and services of the insurance companies that we offer and sell. Second, we compete with all types of marketing and distribution companies throughout the U.S. for independent insurance agencies and their agents. Many of our competitors have substantially larger bases of insurance companies providing products and services, and longer-term established relationships with independent insurance agencies and agents for the sale and distribution of products and services, as well as greater financial and other resources.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We do not have any pending unresolved comments with the staff of the Securities and Exchange Commission.

ITEM 2.	PROPERTIES

Our corporate offices, operations, and insurance agency are located in 17,612 square feet at 4929 West Royal Lane, Suite 200, Irving, Texas 75063. The offices are occupied under a lease agreement with an unaffiliated third party that expires November 15, 2011. We lease an additional 2,471 square feet for storage and 4,941 square feet for a call center from the same unaffiliated third party under a separate lease that expires November 30, 2011.

Foresight occupies 16,780 square feet at 7430 Remcon Circle, Building C, El Paso, Texas, 79912. These offices are occupied under a lease agreement with an unaffiliated third party that expires May 31, 2011. This property was owned by an affiliated party through January 2007. Terms of this lease were at competitive market rates within the local area and were consistent with those of an arms-length arrangement. Total payments of $169,000 were paid to the affiliated party under this agreement in 2006.

We assumed an existing lease in our acquisition of PME for 5,169 square feet at 14651 Dallas Parkway, Dallas, Texas 75240. These offices are occupied under a lease agreement with an unrelated third party that expires June 1, 2008.

We consider our leased office space to be adequate for our needs. In the event we are required to relocate our office upon termination of the existing leases, we believe other office space is available on comparable lease terms.

The following table presents our commitment under these leases.

		Less than			More than
Dollars in Thousands	Total	1 Year	1-2 Years	3-5 Years	5 Years

Total operating leases on real property	$2,226	$647	$1,201	$378	$—

ITEM 3.	LEGAL PROCEEDINGS

In the normal course of business, we may become involved in litigation or in settlement proceedings relating to claims arising out of our operations. Except as described below, we are not a party to any legal proceedings, the adverse outcome of which, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788.

The Zermeno plaintiffs are former members of the Care Entréetm discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under Section 445 of the California Health and Safety Code. That Section governs medical referral services. The plaintiffs’ also sought relief under Section 17200 of the Business and Professions Code, California’s Unfair Competition Law.

On December 21, 2007, we received a verdict in our favor. The plaintiffs have indicated that they plan to appeal. A negative result in this case would have a material affect our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California.

We believe that we have complied with all applicable statues and regulations in the state of California. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against Capella and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health was a third-party marketer of our discount medical card programs, but is otherwise not affiliated with our subsidiaries or us. The lawsuit alleges that Care Entréetm, directly and through at least one other party that formerly resold the services of Care Entréetm’s to the public, violated certain provisions of the Texas Deceptive Trade Practices Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.

Investigation of Access HealthSource, Inc.(“Foresight”) and National Center for Employment of the Disabled, Inc. In June 2004, we acquired Foresight and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the Chief Executive Officer of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and Chief Executive Officer of Foresight from our acquisition until his employment termination on September 3. 2007 after having been placed on administrative leave. Mr. Apodaca also previously served as Chief Administrative Officer and a member of the Board of Directors of NCED. He also served as our President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED has been one of our significant shareholders as a result of shares it received from our acquisition of Foresight.

While we believe that there is no investigation of current employees of Foresight or of its current business practices, there is an ongoing federal investigation of Mr. Apodaca and of past business activities of Foresight that has been well publicized in the El Paso, Texas area. The investigation involves several elected public officials and over 20 companies that do business with local government entities in the El Paso area. We believe that the investigation involves, among other things, allegations of corruption relating to contract procurement by Mr. Apodaca and Foresight and other companies from these local governmental entities. We can offer no assurance as to the outcome of the investigation. In addition to the negative financial effect from the loss of business, we have suffered and may continue to suffer as a result of the investigation and the adverse publicity surrounding the investigation. Our financial condition and the results of our operations will be materially affected should the investigation result in formal allegations of wrongdoing by Foresight. We may become obligated to pay fines or restitution and our ability to operate Foresight under licenses may be restricted or terminated. In addition, the publicity and financial effect resulting from the investigation may affect our other divisions’ reputation and ability to attract business, and secure financing.

States General Life Insurance Company. In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v. States General Life Insurance Company, Cause No. GV-500484, 126th District Court, Travis County, Texas.). Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Chief Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. We, our subsidiaries, the estate of Mr. Nauert and Mr. Smith intends to exercise their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. We have been named as a defendant in this action as a successor-in-interest to ICM.

In connection with our merger with ICM, Mr. Nauert and the Peter W. Nauert Revocable Trust agreed to fully indemnify ICM and us against any losses resulting from this matter. Although we can provide no assurance, we believe that the ultimate outcome of these claims and lawsuits will not have a material adverse effect on our consolidated financial condition, results of operation, or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on July 31, 2007. At this meeting, we asked our shareholders to vote on the election of our Board of Directors and on the ratification of the engagement of our independent registered public accounting firm. Of the 20,269,145 shares of our common stock outstanding as of the record date for the meeting, 15,355,017 were represented and voted at the meeting. At the meeting, the following directors were elected: Andrew A. Boemi, Russell Cleveland, Kenneth S. George, J. French Hill, Peter W. Nauert, Kent H. Webb, M.D., and Nicholas J. Zaffiris. The only other matter voted upon at the meeting was the ratification of the engagement of Hein & Associates LLP to audit our financial results for the year ended December 31, 2008. The vote result for the engagement of Hein & Associates LLP was as follows:

	Votes
Item	For	Against	Abstained	Total

Ratification of Hein & Associates, LLP	15,139,443	190,708	24,866	15,355,017

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Closing Sale
	Price
	Common Stock
Quarter Ended	High	Low

March 31, 2006	$1.67	$1.25
June 30, 2006	$1.69	$1.12
September 30, 2006	$2.46	$1.58
December 31, 2006	$2.01	$1.34
March 30, 2007	$2.35	$2.30
June 29, 2007	$1.90	$1.73
September 28, 2007	$1.48	$1.02
December 31, 2007	$1.44	$0.85

On March 27, 2008, the closing sale price of the common stock as quoted on the Nasdaq Capital Market was $0.90. On March 27, 2008, there were 254 record holders of our common stock.

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

Securities Authorized For Issuance Under Equity Compensation Plans.

The following table sets forth as of December 31, 2007, information related to each category of equity compensation plan approved or not approved by our stockholders, including individual compensation arrangements with our non-employee directors. The equity compensation plans approved by our stockholders are our 1999 Stock Option Plan, our 2002 Stock Option Plan and our 2002 IMR Stock Option Plan. All stock options, warrants and rights to acquire our equity securities are exercisable for or represent the right to purchase our common stock.

	Options and Warrants		Number of Securities
	Number of		Remaining Available
	Shares	Weighted Average	for Future Issuance
	Underlying	Exercise Price of	Under Equity
Plan Category	Unexercised	Outstanding	Compensation Plans(1)

Equity compensation plans approved by our stockholders:
2002 Non employee stock option plan	575,000	$2.03	904,500
2002 IMR stock option plan	—	—	—
1999 stock option plan	742,000	1.89	603,294

	1,317,500	1.95	1,507,974

(1)	The number of shares of our common stock remaining available for issuance under equity compensation plans is after excluding the number of securities issuable upon exercise of outstanding options and warrants.

Unregistered Securities Sold During Preceding Three Years

Insurance Capital Management USA Inc.

On January 30, 2007, we completed our merger with ICM. Under the terms of the merger, the shareholders of ICM received our common stock shares based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 common stock shares. Furthermore, on May 31, 2007, the ICM shareholders were issued an additional 2,257,853 common stock shares as a result of the acquired ICM companies achieving adjusted EBITDA (earnings before income taxes, depreciation and amortization) of $1,250,000 over the four consecutive calendar quarters ended on December 31, 2006. These shares were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, without payment of sales commissions or other remuneration.

ITEM 6.	SELECTED FINANCIAL DATA

The selected statement of operations and cash flow data presented below for each of the three years ended on December 31, 2007, 2006, 2005, and the balance sheet data as of December 31, 2007 and 2006 have been derived from our consolidated financial statements included elsewhere in this report. Data for the statement of operations and cash flow data presented below for the two years ended on December 31, 2004 and 2003 were derived from previous audited financial statements. (1) (2) (3)

Dollars in Thousands	2007 (1)	2006	2005	2004 (2)	2003

Commissions and service revenues	$39,922	$21,974	$30,028	$37,413	$40,224
Interest income on advances	551	—	—	—	—
Interest income-other	201	406	232	27	—

Total revenues (3)	40,674	22,380	30,260	37,440	40,224
Operating expenses: (3)
Commissions	18,027	3,686	6,015	10,731	14,599
Cost of operations	10,428	10,173	13,138	14,492	10,509
Sales and marketing	4,268	1,776	1,471	627	613
General and administrative	8,260	6,345	8,272	9,408	5,508
Depreciation and amortization	1,135	774	1,498	2,311	2,040
Interest expense	233	50	72	84	153
Impairment charge for goodwill	12,069	6,440	12,900	2,000	—

Total operating expenses	54,420	29,244	43,366	39,653	33,422

Net (loss) income before taxes	(13,746)	(6,864)	(13,106)	(2,213)	6,802
Provision for income taxes (benefit) expense	(591)	(50)	123	(556)	2,524

(Loss) income from continuing operations	(13,155)	(6,814)	(13,229)	(1,657)	4,278
Gain on sale of operations, net of taxes	—	—	300	—	—
Loss from discontinued operations, net of taxes	—	(910)	(442)	(299)	(189)

Net (loss) earnings	$(13,155)	$(7,724)	$(13,371)	$(1,956)	$4,089

(Loss) earnings per share:
Basic
Continuing operations	$(0.69)	$(0.51)	$(1.06)	$(0.14)	$0.36

Discontinued operations	$(0.00)	$(0.07)	$(0.01)	$(0.03)	$(0.02)

Diluted(4)
Continuing operations	$(0.69)	$(0.51)	$(1.06)	$(0.14)	$0.36

Discontinued operations	$(0.00)	$(0.07)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic	18,983,843	13,486,562	12,432,591	11,921,946	11,848,789

Diluted	18,983,843	13,486,562	12,432,591	11,921,946	11,924,214

Dollars in Thousands	2007	2006	2005	2004	2003

Cash Flows Data:
Net cash provided by operating activities	$1,823	$725	$514	$1,759	$7,819
Net cash used in investing activities	(1,442)	(3,263)	(1,822)	(2,595)	(945)
Net cash used in financing activities	(902)	(241)	(964)	(1,969)	(1,398)

	December 31,
Dollars in Thousands	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$2,711	$3,232
Unrestricted short-term investments	—	200
Restricted short-term investments	1,231	1,420
Current assets	10,614	6,800
Working capital	1,076	3,996
Total assets	20,818	16,244
Current liabilities	9,538	2,804
Total liabilities	9,561	2,852
Stockholder’s equity	11,257	13,392

(1)	Operating results for the Insurance Marketing Division are included only from February 2007 forward, after the completion on January 30, 2007 of the acquisition of Insurance Capital Management USA, Inc. (“ICM”). ICM’s assets and liabilities acquired were initially valued, in the aggregate net amount of $10,540,000, based upon the market value of the common stock issued as consideration in the acquisition. Of those amounts we allocated $10,087,000 to goodwill and $3,700,000 to other intangible assets. Operating results for the Consumer Plan Division include the operating results of Protective Marketing Enterprises, Inc. (“PME”) from the date of its acquisition on October 1, 2007. PME was acquired, and became one of our wholly-owned subsidiaries, for a cash consideration of $1,098,000.

(2)	We acquired Foresight in 2004 for a purchase price of $8,244,000. The total includes cash payments of $4,232,000 and distribution of 2,145,483 shares with a value of $3,632,000 paid to the seller and acquisition costs of $380,000.

(3)	Certain reclassifications have been made to prior period financial information to conform to the current presentation of the financial information.

(4)	For the years ended December 31, 2007, 2006 and 2005 and outstanding stock options of 31,369, 43,575, 25,375 shares, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop and distribute quality affordable consumer driven healthcare programs for individuals, families, affinity groups and employer groups across the nation. Our products and programs are designed to deal with the rising costs of healthcare. These products and plans include health insurance plans and non-insurance healthcare discount programs to provide solutions for the millions of Americans who can no longer afford or do not have access to traditional health insurance coverage.

The current organization of our business, including our new Insurance Marketing Division, is a result of our January 30, 2007 merger with Insurance Capital Management USA, Inc. (“ICM”). As a result of this merger, and to properly reflect our broadened mission of providing access to affordable healthcare for all Americans, we changed our name from Precis, Inc. to Access Plans USA, Inc. Beginning in 2007, our

operations are organized under three business divisions, Consumer Plans, Insurance Marketing and Regional Healthcare:

Consumer Plan Division. We offer savings on healthcare services throughout the United States to persons who are uninsured and under-insured. These savings are offered by accessing the same preferred provider organizations (PPOs) that are utilized by many insurance companies. We design these programs to benefit healthcare providers as well as the network members. Providers commonly give reduced or preferred rates to PPO networks in exchange for steerage of patients. However, the providers must still file claim forms and wait 30 to 60 days to be paid for their services. Our programs utilize these same networks to obtain comparable savings for our program members. However, the healthcare providers are paid immediately for their services and are not required to file claim forms. We provide transaction facilitation services to both the program member and the healthcare provider.

These programs are sold primarily through third party marketers. Memberships in these programs are offered and sold by direct marketing through direct sales or in-bound direct marketing. We believe that our clients, their members and the vendors of the products and services offered through the programs all benefit from our membership service programs. The products and services are bundled, priced and marketed utilizing relationship marketing strategies or inbound direct marketing to target the profiled needs of the clients’ particular member base. Our memberships sold by third-party organizations are generally marketed using the third-party’s name or brand. We refer to these programs and membership sales as wholesale programs or private-label programs. Each of the private-label programs can bundle our services to fit the needs of their consumers.

We also sell consumer healthcare discount programs through Independent Marketing Representatives (“IMRs”), primarily under the USA Healthcare Savings and Care Entrée TM brands. Our IMRs may enroll as representatives by paying an enrollment fee and signing a standard representative agreement. We pay independent marketing representatives commissions equal to 20% of the membership fees of members they enroll for the life of that member’s enrollment. IMRs may also recruit other representatives and earn override commissions on sales made by those recruited representatives. In the first month of a membership sale, no override commissions are paid to the representative’s upline. The total regular or ongoing commission payout, including overrides on monthly membership sales after the enrollment month and our contribution to the bonus pools, is up to 55% of qualified membership sales.

Insurance Marketing Division. Operating results for the Insurance Marketing Division are only for the 11 months following completion of our merger with ICM on January 30, 2007. However, ICM’s 2006 results prior to acquisition are discussed below for comparative purposes.

Revenue. We generate most of our revenue in this segment from commissions paid to us by health insurance carriers whose health insurance policies we have sold. Commission and fee revenue represented 97% of our total revenue in this segment for the year ended December 31, 2007. The remainder of our revenue is primarily attributable to interest earned on commissions advanced to agents. Our commission revenue has grown principally as a result of recruitment of a growing number of agents and the resulting penetration of the individual, family and small business health insurance markets, driving a corresponding growth in the number of policies in force. We estimate that as of December 31, 2007 we had approximately 31,500 policies in force compared to an estimated 30,000 policies in force at December 31, 2006.

Policyholder Acquisition. An important factor in our revenue growth is the growth of our policyholder base. Our strategy for growing the number of policies in force and, therefore, revenue is to:

•	continue to recruit new agents and retain the current agents selling our products and services and also continue to provide increasingly valuable services to insurance agents and their agencies;

•	continue to use technology and innovative marketing and agent-support programs to attract new agents to sell products that are available to us;

•	continue to develop products for consumers to provide healthcare savings and/or insurance protection to families and individuals;

•	enhance the product portfolio we distribute by adding new products developed on our current product platform;

•	expand into new states where we are not currently marketing to any significant degree; and

•	expand the number of insurance carriers we represent.

Regional Healthcare Division. For governments and other large, self-funded employers seeking to reduce their costs for providing employee healthcare benefits, we offer a more streamlined version of our healthcare products and programs. In these cases, we offer access to healthcare through our network of providers and the efficient repricing of bills through our proprietary systems. We can offer these services on a price based on either the number of participants per month or as a percentage of savings on healthcare costs actually realized. Through Foresight, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other employers who have chosen to self-fund their employee healthcare benefits. With the services of Foresight, we offer a more complete suite of healthcare services. We are able to provide individuals and employee groups access to preferred provider networks, medical savings accounts and full third party administration capabilities to adjudicate and pay medical claims. Foresight’s primary area of expertise is in the public sector market.

Financial Services (Discontinued). Until December 2006, we reported the financial results of our wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) and Care 125 in this segment. Care Financial offered high deductible and scheduled benefit insurance policies and Care 125 offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial’s results of operations for 2007 were immaterial and are now included in the Corporate and Other segment.

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

Critical Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of our wholly-owned subsidiaries, Capella, Insuraco, and Foresight. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment as well as allowances for doubtful recoveries of advanced agent commissions and accounts and notes receivable. Actual results could differ from those estimates and the differences could be material.

Fair Value of Financial Instruments. The recorded amounts of short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable, capital lease obligations and debt approximate fair value because of the short-term maturity of these items.

Recently Issued Accounting Standards. In December 2007, the FASB issued SFAS No. 141R (FAS 141R), Business Combinations, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operation.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, that provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, that is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings.

Management is currently assessing the potential impact, if any, the application of these standards could have on our financial statements.

In fiscal year 2007, we adopted Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have an impact on our financial statements.

Revenue Recognition. Revenue recognition varies based on source.

Consumer Plan Division Revenues. We recognize Consumer Plan program membership revenues, other than initial enrollment fees, ratably over the membership month. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private-label arrangements, our private-label partners bill their members for the membership fees and our portion of the membership fees is periodically remitted to us. During the time from the billing of these private-label membership fees and the remittance to us of those amounts, we record a receivable from the private label partners and record an estimated allowance for uncollectible amounts. The allowance of uncollectible receivables is based upon review of the aging of outstanding balances, the creditworthiness of the private label partner and its history of paying the agreed amounts owed.

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

Insurance Marketing Division Revenues. The revenue of our Insurance Marketing Division is primarily from sales commissions due from the insurance companies we represent. These sales commissions are generally a percentage of the commissionable insurance premium and other related amounts charged and collected by the insurance companies. Commission income and policy fees, other than enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned commission revenue and are recognized in income as earned. Initial enrollment fees are deferred and amortized over the estimated lives of the respective policies. The estimated weighted-average life for the policies sold ranges from 18 to 48 months, and is based upon our historical policyholder contract termination experience.

Our commission revenue generally represents a percentage of the insurance premium a policyholder pays to his or her insurance carrier and, to a lesser extent, additional incentive payments that insurance carriers pay us for achieving sales volume thresholds or other objectives. Commission rates vary by carrier and by the type of plan purchased by a policyholder. Commission rates also may vary based upon the amount of time that the policy has been active, with commission rates for individual and family policies typically being higher in the first 12 months of the policy. Individuals, families and small businesses purchasing health insurance through us typically pay their premiums on a monthly basis. Insurance carriers typically pay us our commissions monthly, after they receive the premium payment from the member. We continue to receive the commission payment from the relevant insurance carrier until the health insurance policy is cancelled or we otherwise do not remain the agent on the policy. As a result, the majority of our revenue is recurring in nature and grows in correlation with the growth we experience in our policies in force. Commission income and policy fees, other than initial enrollment fees, and corresponding commission expense payable to agents who sell policies on our behalf, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated.

In some cases, we may receive an advance payment of commissions from the carrier, representing our expected commission on future premiums not yet collected or earned. These advances are subject to repayment back to the carrier in the event that the policy lapses before the advanced commissions are collected and earned. These advanced commissions are reflected on our balance sheet as unearned commissions. Similarly, we or the carrier may advance commissions to brokers and agents who sell for us. These advances are subject to repayment back to us or to the carrier in the event that the policy lapses before the advanced commissions are collected and earned. These commissions advanced to agents are reflected on our balance sheet as advanced agent commissions. Collection of the commissions advanced may be accomplished by withholding amounts due to the agents, plus accumulated interest, from future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. Advanced agent commissions are reviewed on a quarterly basis to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for any advanced agent commission balance where recovery is considered doubtful. This allowance for uncollectible advances is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management. Any bad debt is written off when determined uncollectible.

We recognize commission revenue when the commission is earned, based upon premiums collected and earned on the underlying policies in force. These revenues are based upon amounts reported to us by a carrier, which occurs through our receipt of a cash payment and a commission statement. Incentive payments from carriers are recognized when we receive notice from the carrier that they have been earned and are generally reported to us in a more irregular pattern than premium commissions. As a result, our revenue for a particular quarter could be higher or lower than expectations due to the timing of the reporting of commission override payments.

Revenue attributable to individual and family major medical policies for the 11 months ended December 31, 2007 represented approximately 74% of our total revenue in the Insurance Marketing Division. Additionally, revenue attributable to Medicare supplemental policies for the eleven months ended December 31, 2007 represented approximately 23% of our total revenues in the Insurance Marketing Division. In addition to the revenue we derive from commissions on the sale of health insurance products, we derive revenue from interest charged to agents on their outstanding advanced commissions and for the sale of leads to those agents.

Regional Healthcare Division (Foresight) Revenues. The principal sources of revenues of our Regional Healthcare Division, Foresight (formerly Access HealthSource, Inc.), include administrative fees for third-party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.

Commission Expense. Commission expense varies based upon source.

Consumer Plan. Commissions on Consumer Plan Division revenues are accrued in the month in which a member has enrolled in the program. These commissions are only paid to our independent marketing representatives in the month following our receipt of the related membership fees by us. In 2007, we began issuing advances of commissions on certain Consumer Plan programs to increase sales representative recruitment.

Insurance Marketing. Commission expenses for the Insurance Marketing Division consist primarily of commissions payable to agents and are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advances of commissions up to one year are paid to agents in the Insurance Marketing Division based on certain insurance policy premium commissions. Collection of the commissions advanced may be accomplished by withholding amounts due to the agents for future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. We periodically assess the collectibility of the amounts outstanding for commission advances and record an estimated allowance for uncollectible amounts. This allowance for uncollectible advances is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management.

Acquisition Costs. Certain policy acquisition costs, including lead expenses for sales of major medical policies, are capitalized and amortized over the estimated lives of the respective policies. The estimated weighted-average life for the policies sold ranges from 18 to 48 months, and is based upon our historical policyholder contract termination experience.

Advanced Agent Commissions. Our Insurance Marketing Division advances agent commissions for certain insurance programs. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts due to the agents for future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. Advanced agent commissions are reviewed on a quarterly basis to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for the estimated advanced agent commission balance for which recovery is considered doubtful. This allowance for uncollectible advances requires judgment and is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management. Any bad debt is written off when determined uncollectible.

Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Any bad debt is written off when determined uncollectible.

Acquisitions. On January 30, 2007, we completed our merger with ICM. Under the terms of the merger, the shareholders of ICM received 6,756,382 shares of our common stock. The assets and liabilities acquired were initially valued, in the aggregate net amount of $10,540,000, based upon the market value of the common stock issued as the merger consideration in the acquisition. Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $10,087,000 to goodwill and $3,700,000 to other intangible assets. These other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”) of $1,800,000 and certain agent relationships (“Agent Relationships”) of $1,900,000. These assets are being amortized on a straight-line basis over three years and eight years, respectively. Goodwill is deemed to have an infinite life and is subject to an annual, or more frequent, analysis for possible impairment (discussed below).

On October 1, 2007, we completed our acquisition of PME. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary networks of dental and vision providers contracted and third-party provider networks. The $1,098,000 purchase price of PME was cash consideration paid to PME’s parent, Protective Life Corporation. Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $1,073,000 to other intangible assets. The other intangible assets included memberships in force (“Customer Contracts”) having an estimated value of $482,000 and dental and vision provider network contracts (“Network Contracts”) having an estimated value of $591,000. These assets are being amortized on a straight-line basis over four years and eight years, respectively.

The changes in the carrying amount of the Company’s intangible assets for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Goodwill &	Customer	Agent
Dollars in Thousands	Trademark	Contracts	Relationships	Total

Intangible assets, balance as of January 1, 2005	$21,381	$1,400	$—	$22,781
Goodwill acquired in Foresight acquisition	4,591	—	—	4,591
Amortization of intangibles	—	(140)	—	(140)
Goodwill impairment charge	(12,900)	—	—	(12,900)

Intangible assets, balance as of December 31, 2005	13,072	1,260	—	14,332
Goodwill impairment charge	(6,440)	—	—	(6,440)
Tax impact on goodwill impairment charge	(426)	—	—	(426)
Reclassification of customer contract	1,260	(1,260)	—	—
Acquisition of trademark	5	—	—	5

Intangible assets, balance as of December 31, 2006	7,471	—	—	7,471
Allocation of ICM goodwill	10,087	—	—	10,087
Allocation of ICM contracts and relationships assets	—	1,800	1,900	3,700
Allocation of PME contracts and relationships assets	—	482	591	1,073
Amortization of intangibles	—	(578)	(235)	(813)
Goodwill impairment charges	(12,069)	—	—	(12,069)

Intangible assets, balance as of December 31, 2007	$5,489	$1,704	$2,256	$9,449

At September 30, 2007, we performed our annual assessment of the carrying value of goodwill, as mentioned above. Previously, we had performed this assessment as of the end of our fiscal year (December 31). However, we determined that it was preferable to perform the annual assessment as of September 30 of this and subsequent years, to allow us to incorporate into that analysis, and give most timely effect to, the budgets and forecasts for the coming year that we develop during our fourth quarter budgeting process. Additionally, performing the assessment of goodwill for impairment as of September 30 of each year will reduce the burden on us and our professional advisors during the period immediately following our fiscal year-

end, when we prepare our audited year-end financial statements and evaluation of our internal controls over financial reporting pursuant to Sarbanes-Oxley Section 404.

As the result of those annual (and in some cases, interim) assessments of goodwill impairment, we have recorded impairment charges as follows:

Dollars in Thousands	Capella	Foresight	ICM	Total

Goodwill originally recorded	$19,077	$7,764	$10,089	$36,930
Other goodwill adjustments	—	(32)	—	(32)
2005 impairment charges	(12,900)	—	—	(12,900)
2006 impairment charges	(2,800)	(3,640)	—	(6,440)
2007 impairment charges	(3,377)	(4,092)	(4,600)	(12,069)

Net goodwill balance at December 31, 2007	$—	$—	$5,489	$5,489

Impairment charges were recorded related to Capella’s goodwill in 2005 due to the continuing declines in the number of members and related revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter of that year. Impairment charges were again recorded in 2006 and 2007 related to Capella’s goodwill due to continuing decline in members and revenues and the failure of certain new product and marketing initiatives to achieve expected results. In 2007 and 2006, we recorded goodwill impairment charges for Foresight due to the loss of significant contracts. In 2007 we recorded impairment charges for Insurance Marketing due to significant declines in sales of Medicare supplemental policies.

Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. We engaged an independent valuation consultant to assist management with our estimate of the fair values of Foresight and Capella using discounted cash flow projections and other valuation methodologies in evaluating and measuring a potential goodwill impairment charges. To the extent that, in the future, our estimates change or our stock price decreases, further goodwill write-downs may occur. Those assessments of the carrying value of goodwill were each reviewed and approved by the Audit Committee of our Board of Directors. These impairments are discussed in more detail in the Notes to Consolidated Financial Statements.

Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. The binomial lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended December 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent period ended December 31, 2007 for the expected option term. The risk-free interest rate was based on the interest rate of zero-coupon United States Treasury securities over the expected option term.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset deferred tax assets remained appropriate as of December 31, 2007.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FIN 48 Accounting for Uncertainty in Income Taxes (FIN 48) on January 1, 2007 and it had no material effect on our financial statements. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas audit of Capella for the years 2002 through 2005 has been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable.

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

Summary Results of Operations

We incurred a net loss for 2007 of $13,155,000, compared to net losses of $7,724,000 in 2006 and $13,371,000 in 2005. These losses arose primarily from goodwill impairment charges of $12,069,000, $6,440,000 and $12,900,000 in 2007, 2006 and 2005, respectively. 2007 results were also adversely impacted by exceptionally high legal and litigation settlement costs of $1,120,000, amortization of intangible assets of $813,000 and charges taken on unsuccessful marketing initiatives of $696,000. Excluding those items, our income before taxes was $1,113,000. Additionally, we recorded a net income tax benefit of $559,000 primarily as the result of reversal of liabilities previously thought to be owed on state income taxes for certain prior years.

During 2007, we completed two significant acquisitions, merging with Insurance Capital Management (“ICM”) in January in a stock transaction and acquiring Protective Marketing Inc. (“PME”) in October in a cash transaction. The merger with ICM created our Insurance Marketing Division, described below, that provides wholesale distribution of a broad range of health insurance products through national networks of independent agents. During the 11 months for which its results are included in our operations, the Insurance Marketing Division contributed revenues of $20,134,000 and a pre-tax loss of $4,371,000, net of a goodwill impairment charge of $4,600,000 and amortization of acquired intangible assets of $768,000. The acquisition of PME significantly increased the number of members that we serve with our consumer healthcare discount programs and provided us with a new customer service and administrative platform for those programs. During the three months for which its results are included in our operations, this acquired operation contributed revenues of $1,316,000 and pre-tax earnings of $95,000, net of amortization of acquired intangible assets of

$46,000. Unfortunately, our existing Consumer Plan operations continued to suffer from attrition in membership, with corresponding declines in revenues and pre-tax earnings (exclusive of goodwill impairment charges). Also, our Regional Healthcare Division in El Paso continued to suffer the negative impact, in declining revenue and earnings, of the loss of certain significant contracts and the expenses resulting from a federal investigation of the El Paso operation and its former CEO. Additional membership and revenue reductions are anticipated to occur in that division during 2008. To date, expense reductions have been less than the corresponding revenue declines, in part due to the re-branding of the division as Foresight TPA and commencement of marketing campaigns, led by Michael Puestow, the division’s new Chief Executive Officer hired during August 2007, targeting the generation of new sources of revenue for 2008. On a consolidated basis, we achieved revenue of $40,674,000, up $18,294,000 or 82% from 2006, and posted a net loss of $13,155,000 that included goodwill impairment charges of $12,069,000.

Consumer Plan Division. The operating results for our Consumer Plan Division segment were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent		Dollar	Percent
	2007	Change	Change	2006	Change	Change	2005

Service revenues	$13,700	$(783)	(5.4%)	$14,483	$(6,677)	(31.6%)	$21,160
Interest income-other	104	(186)	(64.1%)	290	208	253.7%	82
Total revenues	13,804	(969)	(6.6%)	14,773	(6,469)	(30.5%)	21,242
Operating expenses:
Commissions	3,606	(52)	(1.4%)	3,658	(2,190)	(37.4%)	5,848
Cost of operations	5,677	437	8.3%	5,240	(2,595)	(33.1%)	7,835
Sales and marketing	846	(271)	(24.3%)	1,117	489	77.9%	628
General and administrative	3,432	(639)	(15.7%)	4,071	(806)	(16.5%)	4,877
Depreciation and amortization	236	(415)	(63.7%)	651	(789)	(54.8%)	1,440
Interest expense	26	(24)	(48.0%)	50	3	6.4%	47
Goodwill impairment	3,377	577	20.6%	2,800	(10,100)	(78.3%)	12,900

Total expenses	17,200	(387)	(2.2%)	17,587	(15,988)	(47.6%)	33,575

Loss before taxes	$(3,396)	$(582)	20.7%	$(2,814)	$9,519	(77.2%)	$(12,333)

Percent of revenue:
Total revenues	100.0%			100.0%			100.0%
Operating expenses:
Commissions	26.1%			24.8%			27.5%
Cost of operations	41.1%			35.5%			36.9%
Sales and marketing	6.1%			7.6%			3.0%
General and administrative	24.9%			27.6%			23.0%
Depreciation and amortization	1.7%			4.4%			6.8%
Interest expense	0.2%			0.3%			0.2%
Goodwill impairment	24.5%			19.0%			60.7%

Total expenses	124.6%			119.2%			158.1%

Earnings (loss) before taxes	(24.6%)			(19.2%)			(58.1%)

Capella-Selected Metrics

Dollars in Thousands (except monthly averages)	2007					2006	2005
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Year	Year	Year

Members newly enrolled	4,811	6,771	7,483	6,461	25,526
Members at end of period	25,680	27,902	28,965	30,649	25,680	31,826	37,952
Percent Change	(8.0%)	(3.7%)	(5.5%)	19.3%	(19.3%)	(16.1%)	(8.9%)
Service revenues	$2,940	$3,119	$3,221	$3,104	$12,384	$14,483	$21,160
Commissions paid	$721	$810	$822	$702	$3,055	$3,658	$5,848
Sales and Marketing	$147	$216	$276	$205	$844	$1,117	$628
Average monthly revenue per member, net of commissions, sales and marketing costs	$25.78	$24.54	$23.74	$26.00	$24.59	$23.19	$27.24

PME-Selected Metrics

Dollars in Thousands (except monthly averages)	2007
4th Qtr

Retail member count	14,057
Wholesale member count	49,019

Total PME member count	63,076
Revenues — Retail	$1,175
Revenues — Wholesale	$141
Average monthly revenue per Retail member	$27.86
Average monthly revenue per Wholesale member	$0.96

This division primarily markets, on a national basis, medical discount cards and other membership programs that provide healthcare related services and benefits. The division posted a loss before taxes of $3,396,000 for 2007 as compared to operating losses of $2,814,000 in 2006 and $12,333,000 in 2005. These losses arose primarily from goodwill impairment charges of $3,377,000, $2,800,000 and $12,900,000 in 2007, 2006 and 2005, respectively. 2007 results for this division were also adversely impacted by exceptionally high legal and litigation settlement costs of $583,000 and charges taken on unsuccessful marketing initiatives of $522,000. Excluding those items, our 2007 income before taxes was $1,086,000. Membership count for our Capella members (our legacy consumer plans) totaled 25,680 at December 31, 2007, down 19.3% from December 31, 2006, compared to a decline of 16.1% during 2006. Although this trend translated into lower quarterly and annual revenue as reflected above, relative to the respective prior year periods, the execution of various cost control initiatives resulted in the pre-tax earnings, exclusive of goodwill impairment charges, exceptionally high legal and litigation settlement and charges taken on unsuccessful marketing initiatives.

During the latter part of the year, the Consumer Plan Division refocused its efforts toward integrating and leveraging the PME operation, which we acquired effective October 1, 2007. PME membership count at December 31, 2007 consisted of 14,057 retail plan customers (with an average revenue per member per month of $27.86, slightly higher than the division’s 25,680 Capella members) and an additional 49,019 wholesale customers (which have average revenue of less than $1.00 per member per month) who have purchased access to the PME proprietary dental and vision networks. Prior to our acquisition of PME, its former parent company had announced the winding down of its operations and put its consumer plan resellers on notice that they would no longer support the consumer plans. Concurrent with our acquisition of PME, we rescinded that notice and have been actively engaging those resellers, and other potential resellers of PME’s plans, in discussions regarding resumed and expanded marketing of those plans. Additionally, PME has a portfolio of proprietary products, discount card services and marketing expertise that we believe will complement and create cross-selling opportunities for our consumer medical discount products and managed care services. We also plan to reduce operating costs and enhance our consumer plan customer service and other administrative capabilities by vertically integrating PME’s product development and administrative functions into our existing operations.

While the Capella membership count totaled 25,680 at December 31, 2007, down 19.3% from December 31, 2006 (compared to a decline of 16.1% during 2006), the majority of that decline in member count came from memberships sold through our network marketing sales channel, where the decline in membership was 28.8% for 2007 and 31.0% for 2006. Currently, the majority of our new member enrollments come from private label resellers, rather than network marketing independent marketing representatives. While member counts have also declined in that channel, they declined only by 22.8% during 2007 and increased by 11.0% during 2006. However, our margins are substantially less on memberships sold through that channel as compared to memberships sold through network marketing. In spite of the decline, from 2006 to 2007, in revenue attributable to memberships sold through network marketing, commissions expense, which relates almost entirely to that channel, only declined by 1.4%. Commencing with the merger with ICM in January 2007, revenues of $2,044,000, and associated costs for their consumer healthcare discount products were included in our 2007 results. Those products accounted for 2,229 of the members reflected above as of December 31, 2007. The average revenue on those products is substantially higher than our other consumer plans, but so are their costs, resulting in very limited margins. This reduced the decline in division revenues that otherwise would have occurred during 2007, but contributed to an increase in the cost of operations as well as the increase in commission expense as a percentage of revenue. Additionally, costs incurred for new product development efforts and conversions to new administrative platforms contributed to the increase in the cost of operations. Therefore, costs of operations in this division increased by 8.3% from 2006 to 2007 compared to a 33.1% decrease in those expenses from 2005 to 2006.

Sales and marketing expenses decreased 24.3% from 2006 to 2007, compared to a 77.7% increase from 2005 to 2006, primarily due to elimination of marketing consultants and contractors formerly used, prior to the ICM merger.

General and administrative expenses continued to decline, by 15.7% from 2006 to 2007 and by 16.5% from 2005 to 2006. This resulted primarily from cost containment measures, responding to declining revenues.

Depreciation and amortization expense declined by 63.7% from 2006 to 2007 and by 54.8% from 2005 to 2006 primarily due to outsourcing of certain administrative and customer support functions at the end of 2006.

Insurance Marketing Division. The operating results for our Insurance Marketing Division segment were as follows:

Eleven months
ended December
Dollars in Thousands	31, 2007

Service revenues	$19,583
Interest income on advances	551
Interest income-other	—

Total revenues	20,134
Operating expenses:
Commissions	14,412
Cost of operations	512
Sales and marketing	2,936
General and administrative	1,048
Depreciation and amortization	789
Interest expense	208
Goodwill impairment	4,600

Total expenses	24,505

Earnings (loss) before taxes	$(4,371)

Percent of revenue:
Total revenues	100.0%
Operating expenses:
Commissions	71.6%
Cost of operations	2.5%
Sales and marketing	14.6%
General and administrative	5.2%
Depreciation and amortization	3.9%
Interest expense	1.0%
Goodwill impairment	22.8%

Total expenses	121.7%

Earnings (loss) before taxes	(21.7%)

Insurance Marketing-Summary of Selected Metrics

Dollars in Thousands	2007
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr (1)	Year (2)

Major Medical — Submitted annualized premiums	$17,094	$15,993	$14,143	$16,923	$64,153
Major Medical — Issued annualized premiums	$13,120	$12,269	$10,314	$10,524	$46,227
Medicare — Issued Annualized premiums	$1,215	$914	$666	$1,127	$3,922
New issued policies — Major Medical and Medicare	4,443	4,506	3,625	4,754	17,328
Policies in-force at end of period:
Major Medical — AHCP	16,449	15,317	14,353	13,665	16,449
Medicare Supplement — ACP	12,873	13,305	13,549	14,107	12,873

Total Insurance Marketing Policies in-force (1)	29,322	28,622	27,902	27,772	29,322
Percent change	2.4%	2.6%	0.5%	n/a	n/a
Commission revenues	$5,456	$5,520	$5,275	$3,332	$19,583
Commission expense	$4,113	$4,091	$3,697	$2,511	$14,412
Sales & Marketing	$648	$751	$914	$623	$2,936
Revenue, net of commission expense	$1,343	$1,429	$1,578	$821	$5,171
Average monthly revenue per policy, net of commission expense	$14.21	$15.52	$17.53	$13.68

(1)	2 months activity
(2)	11 months ended December 31, 2007, except for premiums and policies issued

Operating results for the Insurance Marketing Division are included only for the 11 months ended December 31, 2007 forward, after the completion on January 30, 2007 of the acquisition of ICM. However, ICM’s 2006 results prior to acquisition are discussed below for comparative purposes.

The revenue of our Insurance Marketing Division is primarily from sales commissions paid by the insurance companies it represents; these sales commissions are generally a percentage of premium revenue. Substantially all of our revenues in the Insurance Marketing Division are derived from commissions on premiums paid by policyholders for major medical or Medicare supplemental health insurance policies. Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. This processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to agents, is dependent upon our timely receipt of complete and accurate information about such commissions from the insurance carriers whose policies we sell. Our failure to receive this commission information in a timely, complete and accurate fashion could adversely impact our ability to pay commissions in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner.

During the 11 months since our merger with ICM, the Insurance Marketing Division has experienced growth in the sale of major medical insurance policies (approximately 26.0% over the 11 months), but a decline in the sale of Medicare supplemental policies (approximately 20.0% over that same period). The growth in major medical policy sales arose from our continuing recruitment of agents as well as the development of additional products, some with new carriers such as Guarantee Trust Life and Golden Rule Insurance Company. As the table above reflects, although there are seasonal fluctuations in the trend, the volume of new policies sold has trended upward over the last three years. This is reflected in the increases in “New issued policies’’ and the growth in the number of “Policies in-force” at the end of the successive periods. A leading indicator of policies issued, and therefore, policies in force and commission revenue, is the “annualized premium” for applications submitted on new policies for each period. Growth in the “annualized premium” for applications submitted typically foreshadows growth in the annualized premium of policies issued and, therefore, growth in the number, premiums and commissions to us on policies in force. Since policies, once issued, tend to stay in-force for a period of up to 18 to 48 months, policy issuance in excess of policy lapses grows the number of policies in force. If all other things (including commission rate and average premium) are equal, this tends to have a positive effect on future commission revenue (and expense) for several subsequent quarters.

Unfortunately, developments in the Medicare Supplemental Insurance or MediGap markets have led to declining revenues and earnings in that part of our business. There are 12 standardized Medicare Supplemental insurance plans — A through L — also called Medigap plans. Each plan has different benefits. Within each standardized Medicare Supplemental insurance plan, benefits are identical from one carrier to the next. Therefore, competition in this market has focused on premium cost to the insured, resulting in thinner margins and lower compensation to selling agents and intermediaries. While we still have nearly 14,000 of these policies in force, issuance of new policies has rapidly declined during 2007. As a result, commission revenue for these products has declined throughout 2007. Accordingly, we have decided to not emphasize this part of our business, while continuing to service in-force policies. In the third quarter of 2007, in conjunction with our annual assessment of possible impairment of goodwill and other intangible assets, we determined that these deteriorating sales prospects for Medicare Supplemental policies indicated a decline in the future earnings projections for ACP, our subsidiary within which that business operates. Accordingly, we recorded an impairment expense of $4,600,000 within our Insurance Marketing Division.

As discussed in “Item 1. Business,” above, we serve as an intermediary between the health insurance carriers (several of whom we represent) and the agents who ultimately sell the carriers’ policies. We provide the agents with access to multiple carriers, web-based technology, leads for new prospective customers, advances of up to 12 months of future commissions and home office support. The revenue of our Insurance Marketing Division is primarily from sales commissions due from the insurance companies we represent. These sales commissions are generally a percentage of the commissionable insurance premium and other related amounts charged and collected by the insurance companies. Commission income and policy fees, other than enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned commission revenue and are recognized in income as earned. Initial enrollment fees are deferred and amortized over the estimated lives of the respective policies. The estimated weighted average life for the policies sold ranges from 18 to 48 months, and is based upon our historical policyholder contract termination experience.

As reflected in the table appearing under “Item 1. Business — Distribution Channels and Operating Divisions,” above, we represent over eight health insurance carriers. The gross and net amounts of commissions that we receive on premiums for policies vary significantly among those carriers. Therefore, the net commission revenue, or margin, that we receive will also vary between carriers and their products. Additionally, some of those carriers directly advance commissions to our agents on our behalf. As a result, the cost and capital requirements for our commission advancing activities can vary significantly between the various insurance products sold.

As of December 31, 2007, our agents were obligated to us and the carriers in the aggregate amount of $5,332,000 (net of the allowance discussed below) for future commissions that had been advanced to them. In turn, as of December 31, 2007 we were obligated to the carriers in the aggregate amount of $4,221,000 for future commissions that had been advanced to us and our agents by the carriers. Additionally, as of December 31, 2007, we were obligated to lenders in the aggregate amount of $1,255,000 for amounts borrowed, primarily to finance the advances to agents that were not in turn advanced to us or the agents by the carriers. Collection of the commissions advanced may be accomplished by withholding amounts due to the agents, plus accumulated interest, from future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. Advanced agent commissions are reviewed periodically to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for any advanced agent commission balance where recovery is considered doubtful. The aggregate amount of those allowances as of December 31, 2007 was $400,000. During the eleven months ended December 31, 2007, we provided $308,000 of that allowance through a charge to operations. This allowance for uncollectible advances required judgment and is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management. Any bad debt is written off when determined uncollectible.

Costs of operations consist primarily of charges from a third party service organization for administration of our insured products. These costs approximate 9% of net commission revenue. Sales and marketing expenses consist primarily of personnel costs for support of our agents, as well as costs for agent recruitment, advertising, promotion and conventions. During 2007, these expenses declined from 76% of net revenue in the first quarter to 48% of net commission revenue in the fourth quarter due to the elimination of certain new product and channel development initiatives.

Regional Healthcare Division. The operating results for our Regional Healthcare Division segment were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent		Dollar	Percent
	2007	Change	Change	2006	Change	Change	2005

Service revenues	$6,603	$(806)	(10.9%)	$7,409	(1,128)	(13.2%)	$8,537
Interest income-other	97	(18)	(15.7%)	115	(21)	(15.4%)	136

Total revenues	6,700	(824)	(11.0%)	7,524	(1,149)	(13.2%)	8,673
Operating expenses:
Cost of operations	4,213	(720)	(14.6%)	4,933	(337)	(6.4%)	5,270
Sales and marketing	485	(174)	(26.4%)	659	(103)	(13.5%)	762
General and administrative	1,372	964	236.3%	408	(294)	(41.9%)	702
Depreciation and amortization	103	(2)	(1.9%)	105	47	81.0%	58
Interest expense	—	—	—	—	(26)	(100.0%)	26
Goodwill impairment	4,092	452	12.4%	3,640	3,640	—	—

Total expenses	10,265	520	5.3%	9,745	2,927	42.9%	6,818

Earnings (loss) before taxes	$(3,565)	$(1,344)	60.5%	$(2,221)	$(4,076)	(219.7%)	$1,855

Percent of revenue:
Total revenues	100.0%			100.0%			100.0%
Operating expenses:
Cost of operations	62.9%			65.6%			60.8%
Sales and marketing	7.2%			8.8%			8.8%
General and administrative	20.5%			5.4%			8.1%
Depreciation and amortization	1.5%			1.4%			0.7%
Interest expense	0.0%			0.0%			0.3%
Goodwill impairment	61.1%			48.4%			0.0%

Total ex penses	153.2%			129.6%			78.7%

Earnings (loss) before taxes	(53.2%)			(29.6%)			21.3%

Regional Healthcare-Summary of Selected Metrics

Dollars in Thousands	2007					2006	2005
	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Year	Year	Year

Covered employees	25,612	28,215	29,666	31,005	25,612	31,277	30,295
Percent Change	(9.2%)	(4.9%)	(4.3%)	(1.1%)	(18.1%)	3.2%
Service revenues	$1,593	$1,594	$1,680	$1,736	$6,603	$7,409	$8,537
Average monthly revenue per member	$19.73	$18.36	$18.46	$18.66	$21.48	$20.06

Service Revenues. The primary element of our Regional Healthcare Division segment is Foresight that we acquired in June 2004, through which we offer full third-party administration services. Through Foresight, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self-fund their required healthcare benefits. Foresight helps us offer a more complete suite of healthcare service products. Also through Foresight, we provide individuals and employee groups’ access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

Member count at December 31, 2007 totaled 25,612, an 18.1% decline from a year ago, resulting in a 10.9% decrease in revenue to $6,603,000 for 2007 compared to $7,409,000 in 2006 (and $8,537,000 in 2005). Those declines resulted from the loss of three major customers, two in the latter part of 2005 and another in June of 2006. Primarily as a result of the previously disclosed notice of termination of two additional major contracts during 2007, additional membership and revenue reductions are anticipated to occur during 2008. To date, expense reductions have been less than the corresponding revenue declines, primarily due to exceptionally high legal costs relating to the previously disclosed federal investigation of the El Paso operation and its former CEO. Those legal costs resulted in an increase from 2006 to 2007 of $511,000 in legal fees reflected in general and administrative expenses. As a consequence, earnings before taxes and excluding the effect of goodwill impairment charges has decreased from $1,855,000 in 2005 to $1,419,000 in 2006 and $527,000 in 2007, decreases year-to-year of 24% and 63%, respectively. Furthermore, in the second quarter of 2007, upon the loss of the third major customer in June 2007 discussed above, we conducted an assessment of possible impairment of goodwill in this division. We determined that the deteriorating revenue prospects resulting from the loss of these major contracts indicated a decline in the future earnings projections for our Regional Healthcare Division. Accordingly, we recorded an impairment charge of $4,092,000. This follows a similar impairment charge of $3,640,000 in 2006, following the loss of two major contracts that year.

Corporate and Other. The operating costs for our corporate and other activities were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent		Dollar	Percent
	2007	Change	Change	2006	Change	Change	2005

Service revenues	$36	$(46)	(56.1%)	$82	(249)	(75.2%)	$331
Operatingexpenses:
Commissions	9	(20)	(69.0%)	29	(138)	(82.6%)	167
Cost of operations	26	26	(100.0%)	—	(33)	(100.0%)	33
Sales and marketing	—	—	—	—	(81)	(100.0%)	81
General and administrative	2,408	543	29.1%	1,865	(827)	(30.7%)	2,692
Depreciation and amortization	7	(10)	(58.8%)	17	17	100.0%	—
Goodwill impairment	—	—	—	—	—	—	—

Total expenses	2,450	539	28.2%	1,911	(1,062)	(35.7%)	2,973

Earnings (loss) before taxes	$(2,414)	$(585)	32.0%	$(1,829)	$813	(30.8%)	$(2,642)

Until December 2006 we reported the financial results of our wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) as a separate segment, Financial Services. Financial Services included two divisions — Care Financial which offered high deductible and scheduled benefit insurance policies and Care 125 which offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial is now included with Corporate and Other.

General and Administrative Expenses. The increase in general and administrative expenses from 2006 to 2007 was due primarily to higher compensation and contractor costs resulting from the additional officers and staff joining the company in the ICM merger, as well as those necessary for compliance in 2007 with additional provisions of the Sarbane-Oxley Act. The decrease in general and administrative expenses from 2005 to 2006 is primarily due to a $775,000 charge resulting from severance compensation payable to some of our former officers in 2005.

Discontinued Operations. The operating results for our discontinued operations were as follows:

Dollars in Thousands	For the Twelve Months Ended December 31,
		Dollar	Percent
	2006	Change	Change	2005

Service revenues	$125	$(1,055)	(89.4%)	$1,180
Operating expenses:
Cost of operations	94	(906)	(90.6%)	1,000
Sales and marketing	343	(125)	(26.7%)	468
General and administrative	598	370	100.0%	228

Total operating expenses	1,035	(661)	(39.0%)	1,696

Operating income	$(910)	$(394)	76.4%	$(516)

Discontinued operations include the following divisions:

Financial Services — Care 125. In the first quarter of 2004, we initiated Care 125, a division of Foresight, to provide health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care125 services would allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Additionally, Care125 programs and our medical savings programs could be sold together by agents and brokers with whom we have contracted to offer a more complete benefit package to employers. We discontinued this division in December 2006. This operation had net losses in 2006 and 2005 of $121,000 and $137,000, respectively.

Vergance. In the third quarter of 2005, we began offering neutraceuticals through the Vergance marketing group of our Consumer Healthcare Services Division. Neutraceutical sales consisting of vitamins, minerals and other nutritional supplements, under the Natrience brand commenced in late September 2005, but were immaterial through June 30, 2006. Effective June 30, 2006, we discontinued its operations and wrote off the assets of this division. This operation had net losses in 2006 and 2005 of $789,000 and $201,000, respectively.

Member Services. The Foresight Club designed and offered membership programs for rental-purchase companies, financial organizations, employer groups, retailers, and association-based organizations. We sold substantially all of the operating assets of the Foresight Club Division to Benefit Marketing Solutions (“BMS”), an unaffiliated privately held Norman, Oklahoma company effective December 1, 2005. Effective December 19, 2005, we dissolved Foresight, Inc. and transferred its remaining net assets, of approximately $173,000, to the Consumer Healthcare Services Division. This dissolution provided a tax benefit of approximately $545,000 related to the goodwill impairment of $2,000,000 recognized in 2004. This operation had net income in 2005 of $16,000.

Income Tax Provision

SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At December 31, 2007 we had current deferred tax assets of $23,000 and non-current deferred tax liabilities of $23,000. At December 31, 2006 we had non-current deferred tax assets of $387,000 and current deferred tax liabilities of $387,000. The current deferred tax asset is primarily due to the net operating loss carry-forward that, if not utilized, will expire at various dates through 2027. The deferred tax liability is primarily related to the acquisition related intangible assets deducted for tax purposes in the year of payment. At December 31, 2007 and December 31, 2006 we had valuation allowances of $291,000 and $862,000, respectively, to fully offset net deferred tax assets on these dates. The utilization of net operating loss carry forwards during 2007 is the primary source of the income tax benefit of $591,000 reflected in our income statement.

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $1,823,000, $725,000 and $514,000, respectively. The increase in net cash provided by operating activities of $1,098,000 was due to the utilization of prepaid expenses which were paid in advance in prior years as part of our tax planning strategies. The increase in net cash provided by operating activities of $211,000 from 2005 to 2006 was due primarily to an increase in federal income tax refunds of $220,000 resulting from those same tax planning strategies.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 was $1,442,000, $3,263,000 and $1,822,000, respectively. The reduction in net cash used in investing activities from 2006 to 2007 of $1,821,000 resulted primarily from changes in our arrangements for clearing our credit card and automated clearing house charges for customer membership fees, which reversed increasing requirements for cash reserves pledged to our clearing service providers. Additionally, purchases of fixed assets declined by $543,000 from 2006 to 2007. The increase in net cash used by investing activities from 2005 to 2006 of $1,441,000 was due primarily to an increase in the amount allocated to restricted short-term investments of $920,000 and an increase in the amount allocated to unrestricted short-term investments of $200,000 for pledging to the clearing service providers, as well as an increase in purchases of fixed assets of $512,000. Additionally, cash provided by investing activities in 2005 included $475,000 in proceeds from sale of discontinued operations in 2005, offset by a decrease in cash used in business combination of $666,000.

Financing Activities. Net cash used in financing activities for the years ended December 31, 2007, 2006 and 2005 was $902,000, $241,000 and $964,000, respectively. The increase in cash used in financing activities from 2006 to 2007 of $661,000 was due to repayments of loans from a commercial bank and a specialty lender that were necessitated by the death of our former Chairman and Chief Executive Officer, Peter W. Nauert. He had personally guaranteed that debt. The decrease in net cash used in financing activities in 2006 from 2005 of $723,000 was primarily due to a net decrease in capitalized lease payment obligation of $379,000, and treasury stock purchases of $369,000 in 2005.

On December 31, 2007 and 2006, we had working capital of $1,076,000 and $3,996,000, respectively. This decline is due primarily to the assumption of liabilities in the acquisition of ICM.

Other than our $48,000 capital lease obligations, we do not have any capital commitments. We anticipate that our capital expenditures for 2008 will not significantly exceed the amount incurred during 2007. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. On March 24, 2008, we entered into a financing arrangement with a specialty lender for financing of up to $1,604,972 to extinguish existing debt and to provide additional working capital, including financing for advances of commissions to agents. This debt must be repaid in monthly installments over 36 months. See a further discussion of this borrowing arrangement at “Item 9B. Other Information.” As the result of that arrangement, we have access to a sufficient amount of working capital to meet our needs, but our ability to grow this segment will depend on our ability to gain access to increasing amounts of working capital sources. Growth in our Insurance Marketing Division may necessitate additional financing to fund future advances. Additionally, if we incur losses from the operation of our Regional Healthcare Division, our cash and working capital may be reduced or consumed. We are attempting to modify our arrangements for clearing credit card charges so that less cash will be required to be pledged to our clearing service providers. However, there is no assurance that those efforts will be successful.

Because our capital requirements cannot be predicted with certainty, there is no assurance that we will not require any additional financing during the next twelve months, and if required, that any additional financing will be available on terms satisfactory to us or advantageous to our stockholders.

Contractual Obligations

Operating Leases. We lease various office spaces. These leases are classified as operating leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases continue through December 15, 2011 and are $2,226,000 in the aggregate.

Capital Leases. We have three capital leases for office equipment. These leases are classified as capital leases within the meaning of SFAS No. 13, Accounting for Leases. Our financial commitments under these leases end in March 2008. Our obligations for those capital leases, as well as operating leases for leased premises, are as follows:

		Less than			More than
Dollars in Thousands	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating leases	$2,226	$647	$1,201	$378	$—
Capital leases	48	48	—	—	—

Total	$2,274	$695	$1,201	$378	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have any investments in market risk sensitive investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Quarterly Results of Operations and Seasonality

The following table presents our unaudited quarterly results of operations data for each of the eight quarters in 2007 and 2006. The quarterly information is unaudited but, in the opinion of management, reflects all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The results of operations for any quarter are not necessarily indicative of results for any future period.

Our consolidated financial statements begin on page F-2.

Dollars in Thousands	2007 Quarter Ended (Unaudited) (1)
	December 31	September 30	June 30	March 31

Commissions and service revenues	$11,310	$10,238	$10,185	$8,189
Interest income on agent advances	184	155	128	84
Interest income	26	46	77	52

Total revenue	11,520	10,439	10,390	8,325
Total operating expenses(2)	11,319	18,660	15,820	8,621

Earnings (loss) before income taxes	201	(8,221)	(5,430)	(296)
Provision (benefit) for income taxes	(184)	(458)	22	29

Earnings (loss) from continuing operations	385	(7,763)	(5,452)	(325)
Earnings from discontinued operations, net of tax
	—	—	—	—

Net earnings (loss)	$385	(7,763)	(5,452)	(325)

Earnings (loss) per share:
Basic
Earnings (loss) from continuing operations	$0.02	$(0.38)	$(0.29)	$(0.02)

(Loss) earnings from discontinued operations, net of tax	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Diluted(3)
Earnings (loss) from continuing operations	$0.02	$(0.38)	$(0.29)	$(0.02)

(Loss) earnings from discontinued operations, net of tax	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Dollars in Thousands	2006 Quarter Ended (Unaudited) (1)
	December 31	September 30	June 30	March 31

Commissions and service revenues	$4,932	$5,299	$5,650	$6,093
Interest income on agent advances	—	—	—	—
Interest income	102	118	102	84

Total revenue	$5,034	$5,417	$5,752	$6,177
Total operating expenses (2)	11,933	5,608	5,804	5,899

Earnings (loss) before income taxes	(6,899)	(191)	(52)	278
Provision (benefit) for income taxes	435	(20)	(461)	(4)

Earnings (loss) from continuing operations	(7,334)	(171)	409	282
(Loss) earnings from discontinued operations, net of tax	13	(14)	(588)	(321)

Net earnings (loss)	$(7,321)	$(185)	$(179)	$(39)

Earnings (loss) per share:
Basic
Earnings (loss) from continuing operations	$(0.54)	$(0.01)	$0.03	$0.02

(Loss) earnings from discontinued operations, net of tax	$0.00	$0.00	$(0.04)	$(0.02)

Diluted(3)
Earnings (loss) from continuing operations	$(0.54)	$(0.01)	$0.03	$0.02

(Loss) earnings from discontinued operations, net of tax	$0.00	$0.00	$(0.04)	$(0.02)

(1)	Certain reclassifications have been made to prior quarterly financial information to conform to the current presentation of the quarterly financial information.

(2)	In the third quarter of 2007, a $7,977,000 goodwill impairment charge was recorded. In the second quarter of 2007, a $4,092,000 goodwill impairment charge was recorded. In the fourth quarter of 2006, a $6,440,000 goodwill impairment charge including tax considerations of $426,000 was recorded. In 2005, a $9,900,000 goodwill impairment charge was recorded in the second quarter and an additional $3,000,000 goodwill impairment charge was recorded in the fourth quarter.

(3)	For the years ended December 31, 2007 and 2006, outstanding stock options of 31,369 and 43,575 shares, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any disagreements with our independent accountants concerning matters of accounting principle or financial statement disclosure during 2007 of the type requiring disclosure hereunder.

ITEM 9A(T).	CONTROLS AND PROCEDURES

During 2007, with the participation of the Interim Chief Executive Officer and the Chief Financial Officer of the Company, we carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2007.

Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were not effective as a result of material weaknesses in our internal controls over financial reporting discussed below. Notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Securities and Exchange Act of 1934 defines internal control over financial reporting in Rule 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

During the first quarter of 2007 and the subsequent evaluation of disclosure controls and procedures effective as of March 31, 2007, management recognized a material weakness related to processes and controls for the recording of insurance commission revenues and related insurance commission expenses for the Insurance Marketing operation acquired during the quarter that were not sufficient to provide for the timely and complete recording of insurance commission transactions. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the quarter ended June 30, 2007, we conducted additional procedures and implemented interim manual control procedures which we believed at the time were sufficient to assure the accuracy of the financial statements for the first quarter and second quarter of 2007 contained in Form 10-Qs as originally filed. The discovery, in August 2007, of the failures in February through June to completely and accurately record a portion of our insurance commission expense related to one of our insurance products indicated that the remediation of a material weakness in that area that we had believed had been accomplished was not completely effective. That processing failure resulted from a data input oversight causing a failure to record a portion of our insurance commission expense for one of our insurance products in the newly acquired Insurance Marketing Division beginning in February of 2007. The data input oversight resulted from a change in the data gathering process, relied upon for purposes of calculating agent commissions for the particular insurance product. This operational data input oversight occurred during transitions in responsibility during our merger-acquisition of the Insurance

Marketing Division in January 2007 and was not detected on a timely basis. This resulted in an underpayment to the agents and an underreporting of commission expense. As the result of that discovery, the financial statements for the quarters ended March 31, 2007 and June 30, 2007 were restated and filed in amended Form 10-Qs. Since the discovery of the commission underpayment described above, we have also taken steps to consolidate the disparate Insurance Marketing commission processing functions into a single unit and to implement additional controls for the verification of commission calculations. However, we have not yet concluded that the material weakness in internal control over financial reporting related to such commission expenses has been fully remediated.

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K for the year ended December 31, 2007. As a result of these assessments, in addition to determining that the material weakness in commission processing functions of our Insurance Marketing Division discussed above had not yet been remediated, an additional material weakness was identified in our information technology processes and controls. These two areas of material weakness in controls over financial reporting, discussed more fully below, led management to conclude that our internal controls over financial reporting were not effective as of December 31, 2007.

The following material weaknesses form the basis for our conclusion at December 31, 2007:

Insurance Marketing Division Commission Processing - Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. The processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to agents, is dependent upon our timely receipt of complete and accurate information about such commissions from the insurance carriers whose policies we sell. Our failure to receive such commission information in a timely, complete and accurate fashion could adversely impact our ability to pay commissions in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner. While we have established multiple compensating manual processes designed to partially mitigate these weaknesses, we nevertheless have insufficient control procedures in place to fully assure that commission information received from those insurance carriers is complete, accurate or received in a timely manner. We have insufficient control procedures in place to assure that commission information received from those insurance carriers is complete, accurate or received in a timely manner. Additionally, some information is processed for us by outside third party service bureaus or administrators. Some of those third party service bureaus or administrators have not had their controls evaluated by independent registered accountants and they have not received SAS 70 reports on their controls. We have performed limited review of their controls and have preliminarily determined that they have insufficient information technology general controls, as further discussed below. Our remediation of the material weakness in controls over the processing of commissions for our Insurance Marketing Division necessitates the development and implementation of a new information technology system that provides us with assurance as to the receipt, from insurance carriers, of commission information in a timely, complete and accurate fashion and replaces or replicates the processes currently performed by certain of the third-party service bureaus or administrators discussed above. We anticipate that these remediation efforts may not be completed until late in 2008.

Information Technology General Controls - During our assessment of internal controls over financial reporting, as they apply to or are effected by our information technology functions, we determined that we had numerous weaknesses in both our internal information technology controls and those at third-party service bureaus or administrators, including:

•	Lack of controls over the transfer of data to and from third party service bureaus or administrators, carriers and us,

•	Lack of a rigorous software development methodology,

•	Lack of documented change control,

•	Weak service level management,

•	Informal security processes,

•	Inconsistent help desk functions,

•	Inadequately documented data backups,

•	Inadequate infrastructure acquisition and maintenance, and

•	Poor operating controls.

As discussed above, our remediation of the material weakness in controls over information technology controls as they relate to the processing of commissions for our Insurance Marketing Division will necessitate the development and implementation of a new information technology system that provides us with assurance as to the receipt, from insurance carriers, of commission information in a timely, complete and accurate fashion and replaces or replicates the processes currently performed by certain of the third-party service bureaus or administrators discussed above. We anticipate that these remediation efforts may not be completed until late in 2008. Further, the remediation of the material weakness in controls over information technology controls as they relate to our Consumer Plan Division will require the migration of our processing for that business to the automated processing platforms acquired by us through our acquisition of PME in the fourth quarter of 2007. We believe that this migration may be completed by mid-2008.

We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weaknesses that we identified as of December 31, 2007. However, because many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, the next several quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.

During the fourth quarter of 2007, there were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

On March 24, 2008, our subsidiary AHCP entered into a Loan and Security Agreement (the “Loan Agreement”) with CFG, LLC (“CFG”). We are co-borrowers under the Loan Agreement. Through Loan Agreement, CFG loaned to AHCP $1,604,972. We used some of the proceeds from this loan to pay off existing debt that we had incurred to finance our agent commission advance program for our Insurance Marketing Division. Additional proceeds from the loan are available for our working capital needs, including the agent advance program. Outstanding balances under the loan are charged interest at a rate that is the greater of (x) five (5) percentage points above the prime rate as defined in the Wall Street Journal as of the first publication day of the month, and (y) 10%. As of March 24, 2008, the interest rate was 10.25% per annum. We are obligated to repay the loan in 36 monthly payments of $52,001, although the monthly amount may change as the applicable interest rate changes. We may prepay the loan at any time without penalty. The debt is secured by the assets, including rights to commissions from insurance carriers, of AHCP. CFG may accelerate the amounts owed under the loan should we default in our obligations under the Loan Agreement.

The CFG loan is also discussed in this report in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources” and in “Note 9 — Short-term and Long-term Debt” in “Notes to Consolidated Financial Statements.”

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position

Ian R. Stuart(4)	51	Interim Chief Executive Officer, Interim President and Chief Operating Officer
Robert L. Bintliff	54	Chief Financial Officer and Treasurer
Michael K. Owens, Jr.	33	Chief Marketing Officer and President of America’s Healthcare/Rx Plan Agency, Inc.
Eliseo Ruiz III	42	Vice President, General Counsel and Secretary
Nancy L. Zalud	54	Vice President of Communications
J. Scott Treadway	42	Vice President of Operations
Michael Puestow	56	Vice President of Marketing and President of Foresight TPA
J. French Hill(2)(4)	51	Director and Chairman of the Board of Directors
Andrew A. Boemi(2)(3)	63	Director
Russell Cleveland(1)(4)	69	Director
Kenneth S. George(2)(3)	59	Director
Kent H. Webb, M.D.(1)(5)	51	Director
Nicholas J. Zaffiris(1)(3)	44	Director

(1)	Member of the Compensation Committee

(2)	Member of the Audit Committee.

(3)	Member of the Corporate Governance and Nominating Committee.

(4)	Member of the Executive Committee.

(5)	Medical Director.

Ian R. Stuart has served as our Interim President and Chief Executive Officer since August 2007 and prior to which he was our Chief Operating Officer since January 30, 2007. He had previously served as the Chief Financial Officer and Chief Operating Officer of ICM from October 2004 until its merger with us on January 30, 2007. Prior to joining ICM, Mr. Stuart was employed by Citigroup, from 1991 to 2004, principally in various divisional chief financial officer roles in insurance, banking and commercial leasing businesses. Mr. Stuart began his professional career as an accountant in London, England in 1977 and held several positions at Price Waterhouse from 1981 to 1991. Mr. Stuart completed a Hatfield College (England) accounting program in 1976.

Robert L. Bintliff has served as our Chief Financial Officer and Treasurer since August 2004. Mr. Bintliff’s experience includes six years as an audit partner with Coopers & Lybrand (at which he was employed from 1985-1995), President and Chief Executive Officer of Jim Bridges Acquisition Company, (1995-1999) and as Chief Financial Officer for Comercis, Inc. (1999-2001). Earlier in his career, he served as a senior member of the financial management team of InterFirst Corporation, a $9 billion regional bank holding company (1981-1985). He had most recently operated his own accounting and management consulting practice in the Dallas/Fort Worth area (2001-2004). Mr. Bintliff holds a B.B.A. in accounting from Texas

Christian University. He is a CPA licensed in Texas, and is a member of the American Institute of Certified Public Accountants.

Michael K. Owens, Jr. has served as our Chief Marketing Officer since May 9, 2007. He also serves as President of America’s Healthcare/Rx Plan Agency, Inc., (“AHCP”), our wholly owned subsidiary. AHCP was a subsidiary of ICM until our merger with ICM on January 30, 2007. Mr. Owens has been President of AHCP since January 2006. Prior to joining ICM, he served as Vice President of Corporate Development for Ceres Group, Inc., a publicly-traded insurance company, from January 1999 through June of 2002. From December 2003 to February 2005, Mr. Owens served as an officer of States General Life Insurance Company (“SGLIC”). Mr. Owens serves on the board of directors for one 501(c) (3) organization devoted to children’s charities and also donates his time to the St. Jude Children’s Research Hospital and the March of Dimes Birth Defects Foundation. Mr. Owens received a B.S. in marketing from the University of Illinois, Chicago, participated in the Economics program at New York University and received a MBA in finance from the University of Chicago.

Eliseo Ruiz III has served as our Vice President, General Counsel and Secretary since December 2003. Mr. Ruiz has been a practicing attorney since November 1991. He most recently was Vice President and General Counsel of CyberBills, Inc. (and its successor entity) in San Jose, California from 1999 through 2002. He also served as Associate General Counsel at Concentra, Inc. from 1998 through1999 and was in private practice from 1991 through 1997. He holds an undergraduate degree (Plan II) and a law degree from the University of Texas at Austin. He is a member of the State Bar of Texas.

Nancy L. Zalud has served as our Vice President of Communications since January 30, 2007. She had served as Senior Vice President of ICM since February 2005. She is responsible for corporate communications and marketing communications for ICM and its subsidiaries and affiliates. Ms. Zalud has more than 20 years of corporate communications and insurance industry experience, including investor relations, public relations and advertising, marketing communications, policyholder communications and employee communications. Before joining ICM, she was Senior Vice President for States General Life Insurance Company from December 2003 to February 2005. She was a public relations/corporate communications consultant from June 2002 to December 2003 and Senior Vice President for Ceres Group, Inc. from January 2000 to June 2002. Ms. Zalud received a B.S. in journalism from the University of Illinois. She holds a FLMI designation from the Life Office Management Association (LOMA).

J. Scott Treadway has served as our Vice President of Operations since October 2007, when we acquired PME. Mr. Treadway has been with PME since its formation in 1996, most recently as its Vice President of Operations and Vice President of Strategic Initiatives. Mr. Treadway has worked in the IT design, development and operations management arena since 1984. He received a B.S. in computer science from Samford University in Birmingham, Alabama. He also holds an ACS (Associate Customer Service) designation from the Life Office Management Association (LOMA).

Michael R. Puestow has served as our Vice President of Product Development and President of Access HealthSource, Inc. (which does business as Foresight TPA) since August 2007. He is also a founder and Chief Marketing Officer of ATLAS Health Systems in Boston, where he started in 2006. He has also been a Managing Partner of Windward Consulting Group since 1999. Prior to that, Mr. Puestow served as officer, partner or director of several other human resource consulting and executive search firms. Mr. Puestow holds a B.S. in psychology from North Dakota State University.

J. French Hill joined the board of directors in January 2003 and was named Chairman of our Board of Directors on August 20, 2007. In 1999, Mr. Hill founded Delta Trust & Banking Corp., a privately held banking, trust and investment brokerage company headquartered in Little Rock, AR, following a six year career with Arkansas’ largest publicly traded holding company, First Commercial Corp. First Commercial was sold in 1998 to Regions Financial Corp. (RF). As an executive officer of First Commercial, Mr. Hill was chairman of the bank holding company’s trust division and its investment brokerage dealer subsidiary from 1995 until 1998. He also oversaw a number of other staff functions in the company from 1993 through 1998 including human resources, executive compensation, bank compliance, credit review and strategic planning. During the last five years he has served as a member of the board of directors of these companies: Delta

Trust & Banking Corp. and its affiliates (1999 to present); Research Solutions LLC, a privately held company in the clinical trials business (1999 to present), and Syair Designs LLC, a privately held company in the aircraft lighting systems business (2000-2003). From May 1989 through January 1993, Mr. Hill was a senior economic policy official in the George H. W. Bush Administration on the staff of the White House and as deputy assistant secretary of the U.S. Treasury. Mr. Hill graduated magna cum laude in economics from Vanderbilt University.

Andrew A. Boemi has been a Managing Director of Turnaround Capital Partners LP, a Chicago-based private equity firm focused on investments in the lower middle market since 2001. He was a Director of Insurance Capital Management USA Inc. and serves on the Advisory Board of Gateway Systems, a privately-held International Treasury and Cash Management software development firm. Mr. Boemi has served on the Board of Directors and as Chairman of the Audit Committee of Ceres Group, Inc., a previously Nasdaq listed insurance holding company and on the Board of Directors of Pet Ag, a privately held international manufacturer of milk replacers for pets. Mr. Boemi is a member of Turnaround Management Association, and has been a principal of International Agricultural Investors, LLC since 2007. He is a graduate of Georgetown University with a B.S. in Economics and Finance and did graduate work in Finance at Rutgers University.

Russell Cleveland became one of our directors in September 2005. He is the Founder, President, and Chief Executive Officer of Renn Capital Group, Inc., a privately held investment management company. He has held these positions since 1972. Mr. Cleveland has 40 years experience in the investment business, of which 31 years has been spent as a portfolio manager specializing in the investment of common stocks and convertibles of small private and publicly traded companies. A graduate of Wharton School of Business, Mr. Cleveland has served as President of the Dallas Association of Investment Analysts and, during the course of his career, has served on numerous boards of directors of public and private companies. Mr. Cleveland currently serves on the Boards of Directors of Renaissance III, RUSGIT, Cover-All Technologies, Inc., CaminoSoft Corp., Digital Recorders, Inc., Integrated Security Systems, Inc. and BPO, Inc., all of which are publicly traded companies.

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

Kent H. Webb, M.D., one of our founders, has served as one of our Directors since June 1996 (and Medical Director since August 2001). He served as Chairman of our Board of Directors until December 2000 and was a member or general partner of our predecessors, Advantage Data Systems, Ltd. and Medicard Plus — ADS Limited Partnership. Dr. Webb is a general and vascular surgeon and is the cofounder and a director of Surgical Hospital of Oklahoma. He is a Fellow of the American College of Surgeons and serves as a Clinical Professor for the University of Oklahoma. Dr. Webb is a past director of the Smart Card Industry Association, a nonprofit association. He is a surgical consultant for the Ethicon Division of Johnson & Johnson Company, a publicly-held pharmaceutical and consumer products company. Dr. Webb graduated from the University of Oklahoma College of Medicine and completed his residency in General and Vascular Surgery at the University of Oklahoma Health Services Center.

Nicholas J. Zaffiris became one of our directors in August 2002. He joined United Healthcare in June 2007, as its Vice President of Sales and Account Management, Key Accounts, for its South Florida Health Plan. Until June 2007, he served as the Vice President of Sales and Account Management at Multiplan, a privately-held preferred provider organization (“Multiplan”), and was responsible for new sales and existing customer retention and grants to TPAs and employer groups nationally. Mr. Zaffiris joined Multiplan in early 1998, and has more than 15 years of healthcare experience, including client management, sales, marketing and customer service. Before joining Multiplan, he worked for the National Account Service Company, Blue Cross

Blue Shield of Florida, and served as a Lieutenant in the United States Navy. Mr. Zaffiris received a B.S. in Political Science from the United States Naval Academy.

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

Mr. Hill’s experience and qualification as a financial expert were acquired through his extensive background in financial analysis, investment banking, finance and commercial banking. He has also participated in the preparation of financial statements and registration statements filed with the Securities and Exchange Commission. Mr. Hill also currently serves on one other audit committee where he has oversight responsibility of the financial statements and works with the internal accountants and external auditors on audit and/or accounting matters. Mr. Hill has received a certification from the Directors Education and Certification Program of the UCLA Anderson School of Management.

Compliance With Section 16(a) Of The Securities and Exchange Act Of 1934

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our directors, officers, and persons who own more than 10% of our common stock or other registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of the forms we received covering purchase and sale transactions in our common stock during 2007, we believe that each person who, at any time during 2007, was a director, executive officer, or beneficial owner of more than 10% of our common stock complied with all Section 16(a) filing requirements during 2007.

Code of Conduct

On January 29, 2003, our board of directors adopted our code of ethics that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our code of conduct was updated and re-adopted by our board of directors on August 1, 2007. A copy of the portion of this code of conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions may be obtained by written request addressed to Eliseo Ruiz, III, Corporate Secretary, Access Plans USA, Inc., 4929 West Royal Lane, Suite 200, Irving, Texas 75063.

Our code of conduct may be found on our website at www.accessplansusa.com. We will describe the nature of amendments to the code of conduct on our website, except that we may not describe amendments that are purely technical, administrative, or otherwise non-substantive. We will also disclose on our website any waivers from any provision of the code of conduct that we may grant. Information about amendments and waivers to our code of conduct will be available on our website for at least 12 months, and thereafter, the information will be available upon request for five years.

The adoption of our code of conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

ITEM 11.	EXECUTIVE COMPENSATION

Report from the Compensation Committee

Our Compensation Committee reviews and approves compensation and benefits policies and objectives, determines whether our executive officers, directors and employees are compensated according to these objectives, and carries out the responsibilities of our Board of Directors relating to the compensation of our executive officers. The Compensation Committee held two meetings during 2007. The primary goals of our Compensation Committee in setting executive officer compensation in 2007 were (i) to provide a competitive compensation package that enabled us to attract and retain key executives and (ii) to align the interests of our executive officers with those of our shareholders and also with our operating performance. As a result of our merger with ICM in January 2007, there were a number of changes in our management and executive officers, including appointment of an Interim Chief Executive Officer due to the death of Peter W. Nauert, our former Chief Executive Officer. With the ICM merger we began our operations in the insurance industry and have reorganized much of our other operations. Accordingly, we expect that in 2008 our Compensation Committee will review our current policies and practices with respect to executive compensation and make changes as may be necessary to reflect our current position, including the enactment of formal compensation policies.

Overview of Executive Compensation

In 2004, we engaged an independent consultant to compare the primary elements of our executive compensation against a peer group of comparable companies. Because we were unable to find a direct peer in our industry of operations with publicly available information, we relied on a peer group consisting of (i) national companies in the business services industry with a market capitalization of less than $100 million, (ii) companies within the Dallas-Fort Worth metropolitan area with revenues of at least $30 million and no more than $60 million, and with 50 to 500 employees. We also reviewed the information of publicly-held competitors although these companies did not meet the search criteria. We reviewed a weighted composite of base pay, incentive compensation and stock options awarded and created a focal point of total cash compensation that consisted of base pay and incentive cash compensation. The 2004 study provided a base of information for subsequent executive compensation decisions and analysis, but was not the sole factor in determining executive compensation. Other considered factors are described below. During 2008, our Compensation Committee will consider obtaining a study of companies within our current operating industry that are similar in size, revenues and earnings to our current profile.

We compete with larger companies for executive level talent. Accordingly, our Compensation Committee has strived to set executive compensation at levels and composition that are comparable to the companies reviewed in the 2004 study.

We have no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Our Compensation Committee reviewed the information from the 2004 study to determine the appropriate level and mix of incentive compensation. Historically, we made annual cash incentive awards and non-cash awards on a less frequent basis. In March 2007, we made one cash award to the former President and CEO of Foresight in connection with certain amendments to his employment agreement. Because of the management changes resulting from our merger with ICM, our acquisition of PME in October 2007, and other organizational changes, we are developing new incentive compensation plans that will provide us with a policy to make cash and non-cash awards as a result of either our performance or that of our executive officers and other employees or a combination of both, depending on the type of award, compared to the established goals.

We believe in engaging the best available talent in critical managerial functions and this may result in our having to negotiate individually with executives who have retention packages in place with other employers or who have specific compensation requirements. Accordingly, our Compensation Committee may determine that it is in our and our shareholders’ best interests that we negotiate a compensation package with an individual that deviates from our standard compensation practices. Similarly, our Compensation Committee may authorize compensation arrangements outside of the normal annual review cycle in order to address a retention issue.

In 2007, Peter W. Nauert, who served as our Chief Executive Officer from January 30, 2007, until his death on August 19, 2007 did participate in discussions with the Compensation Committee on executive compensation. We expect that our Interim Chief Executive Officer, Mr. Stuart, will participate in these discussions and other members of the executive management team will participate in the drafting of our new compensation plans and policies, including our incentive compensation plan and provide information relating to the execution of those plans, including earnings targets and operating results. To the extent that members of management participate in executive compensation discussions with our Compensation Committee, they do so only on an advisory basis, and final determination of executive compensation matters is made by the Committee.

We currently do not have any ownership guidelines requiring our executives to hold a minimum ownership interest in our common stock shares. We believe that our 1999 Stock Option Plan provides compensation in a manner that aligns the executives’ interests with those of our shareholders in our growth and creation of shareholder value. This plan is discussed below.

Elements of Executive Compensation

Compensation of our executive officers in 2007 was comprised primarily of

•	base salary,

•	performance based incentive compensation (bonuses),

•	awards under our equity compensation plans (stock options),

•	perquisites and other employee benefits.

In an effort to ensure the continued competitiveness of our executive compensation policies, the Committee, in setting base salaries and bonuses and making annual and long-term incentive awards, considered the prior levels of executive compensation, the compensation paid to executives of our competitors, the terms of employment agreements and the previously mentioned 2004 compensation study.

The incentive portions of an executive’s compensation are intended to achieve the Committee’s goal of aligning any executive’s interests with those of our shareholders and with our operating performance. These portions of an executive’s compensation are placed at risk and are linked to the effect our operating results have on the market price of our common stock and effectively are designed (in the near- and long-term) to benefit our shareholders through increased value in the event favorable operating results are achieved. As a result, during years of favorable operating results our executives are provided the opportunity to participate in the increase in the market value of our common stock, much like our shareholders. Conversely, in years of less favorable operating results, the compensation of our executives may be below competitive levels. Generally, higher-level executive officers have a greater level of their compensation placed at risk.

Executive Base Salaries. We provide a base salary for our executives to compensate them for their services during the fiscal year. Because we have a limited number of employees, we do not have a policy setting forth base salary ranges by position or responsibility. In determining the base salary for each employee, the Compensation Committee considers:

•	the performance of the executive;

•	our operating performance and results;

•	the 2004 study and other market information; and

•	internal factors including previously agreed upon contractual commitments, the executive’s compensation relative to other officers, and changes in job responsibility.

We currently do not have employment agreements with any of our executive officers. We had an employment agreement in 2007 with Frank Apodaca, the President and Chief Executive Officer of Foresight until September 3, 2007, on which date we terminated his agreement and his employment. We also had an employment agreement with Robert Bintliff, our Chief Financial Officer, but the agreement expired on its terms on October 31, 2007. Mr. Bintliff remains employed by us in the same capacity. Mr. Bintliff disputes the expiration of the agreement but has not pursued any action in support of his position.

Our executive officers, therefore, are all at-will employees. The base salary of our General Counsel, Eliseo Ruiz, was also primarily based on the 2004 compensation study. The base salaries of Mr. Stuart, our Interim Chief Executive Officer, Interim President and Chief Operating Officer and of Mr. Owens, our Chief Marketing Officer, were largely based on their salaries with ICM prior to our merger with ICM and reviews of their performance by the Compensation Committee. The base salary of Mr. Treadway, our Vice President of Operations, was based on his salary with PME prior to our acquisition of PME along with the change in his responsibilities with us, as compared to his responsibilities to PME. The base salary of Mr. Puestow was based on the then current salary of the Chief Executive Officer of Foresight, along with Mr. Puestow’s experience and special skills and the fact that Foresight was challenged by the DOJ investigation at the time of Mr. Puestow’s hiring.

Incentive Compensation (Bonuses). We have adopted a formal incentive compensation plan for most of our executives. The plan promotes high performance and the achievement of our goals in order to encourage the growth of stockholder value and allows key employees to participate in our growth and profitability. However, we do not have current policies regarding:

■	the use of discretion in making awards, the interplay between the achievement of corporate goals and individual goals,

■	how compensation or amounts realizable from prior compensation are considered in setting other elements of compensation,

■	the adjustment or recovery of awards or payments if the relevant company performance measures upon which they were based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment, or

■	similar matters related to incentive compensation.

Instead our Compensation Committee has considered the overall goals of our compensation program in designing our current executive incentive compensation plan.

For Mr. Owens and Mr. Treadway, who have responsibility for our Insurance Marketing and Consumer Plan Divisions, respectively, their incentive compensation arrangements are based on meeting division goals for earnings (adjusted to reflect core earnings from operations). We have set earnings goals for each division that, upon consolidation, will return us to profitability in 2008. To the extent that his division meets its pre-bonus adjusted earnings goal, Mr. Owens and Mr. Treadway each will receive a percentage of the division’s adjusted earnings. Mr. Peustow, who has responsibility for the Regional Managed Healthcare Division, will be compensated on a discretionary basis based on the results of that division.

A separate incentive compensation plan has been implemented for Messrs. Stuart, Bintliff, Ruiz and Ms. Zalud and any other executives that we may have that do not have profit and loss responsibility for a division. These executives will participate in a bonus pool a certain percentage of our pre-bonus core earnings if we meet certain earnings targets. These bonuses will be paid in a combination of cash, options to purchase our common stock shares, and restricted shares of our common stock as the Compensation Committee may determine and available at the time of the grant. We currently do not have a plan to issue restricted stock. If the earnings targets are not met, the Compensation Committee may award bonuses at its discretion.

In 2007, the Compensation Committee granted only one bonus. Mr. Apodaca received a cash bonus as a result of a profitable year in Foresight’s operation in 2006 and as consideration for his agreement to amend certain portions of his employment agreement with us in order to reduce our long-term obligations under the agreement. In addition, Mr. Owens received compensation based on the increase in net revenue from the corresponding prior year period. This plan was established by ICM prior to our merger and is replaced by the 2008 incentive compensation plan discussed above.

Long-Term Equity Compensation Plan Grants. Stock option grants with respect to 2007 performance were made under our 1999 Stock Option Plan to four employees, including to two executive officers. This Plan provides for the grant of stock options, with or without stock appreciation rights. The stock options granted in 2007 were without stock appreciation rights and have exercise prices equal to or higher than the fair market value of our common stock on the date of grant. Because the options were granted with an exercise price equal to or greater than the market value of our common stock at the time of grant, they will not provide any value to the executive until the market price of our common stock exceeds the option exercise price. These stock options are accordingly tied to the stock price appreciation of our common stock value, rewarding the executives and our other employees as if they share in the ownership of our common stock similar to that of our shareholders. The number of shares subject to options granted to each executive officer was determined based upon the expected value of our common stock and our historical practice of granting stock options to our executive officers and directors. Much like our cash incentive compensation, grants under our 1999 Stock Option Plan are intended to:

•	enhance the link between the creation of stockholder value and long-term executive incentive compensation;

•	provide an opportunity for increased equity ownership by executives; and

•	maintain competitive levels of executive compensation.

The grants made in 2007 to Mr. Treadway and another employee of PME were made in connection with our acquisition of PME. The grant made to Mr. Apodaca was in consideration for his agreement to amend his employment agreement.

Other Benefits. Our executive officers receive other perquisites and benefits consistent with our goals of providing an overall compensation plan that is competitive in order to attract and retain key executives. The Compensation Committee believes that these perquisites and benefits are reasonable and periodically reviews our compensation policies. These perquisites and benefits include health insurance, life insurance, and other benefits available to all employees of the Company.

We currently do not have a stock award program, a retirement plan, a savings plan, a deferred compensation plan, or any other benefit plan available to our executives, other than our 401(k) retirement plan that is generally available to our employees.

Chief Executive Officer Compensation

Mr. Nauert served as our Chief Executive Officer from the date of our merger with ICM, January 30, 2007, until his death on August 19, 2007. During this time, he had an annual base salary of $300,000. The base salary was based on salary, benefits and other compensation provided to Mr. Nauert by ICM prior to the merger as well as a consideration of the market value of Mr. Nauert’s extensive experience in the health insurance industry. Mr. Stuart receives a stipend of $2,000 per month for his duties as Interim Chief Executive Officer and Interim President in addition to the base salary of $200,000 that was established for his duties as Chief Operating Officer.

Post-Employment Compensation and Contractual Commitments

The Compensation Committee adopted the following policy in 2007 regarding severance payments to executives and other employees:

•	Our executive officers will be entitled to severance payment equal to 3-month’s base salary, provided that after five years of service the severance amount will be equal to 6-month’s base salary;

•	Other employees will be entitled to a minimum severance equal to two weeks’ base salary, with one week of base salary added for each year of completed service;

•	Special circumstance may warrant an award greater than or less than scheduled amount, provided that any deviation for an executive officer shall be first approved by the Compensation Committee.

Mr. Bintliff had an employment agreement with us that expired by its own terms on October 31, 2007. Under the terms of that agreement, should we have terminated his agreement without cause prior to the expiration of the term, he would have been entitled to compensation equal to 18 months of his base salary then in effect and all benefits that he would otherwise be entitled to for 18 months. His annual base salary, at the time of the expiration of the employment agreement, was and continued at $208,012. Mr. Bintliff disputes the validity of the expiration of the agreement.

The agreements with Messrs. Apodaca and Bintliff provided that any outstanding stock options held by the executive would be cancelled in the event that the executive is terminated for cause. Under the terms of the individual stock option grants, if the employment relationship is terminated for any other reason, the executive would have ninety days from the date of termination to exercise any outstanding options that he is entitled to exercise (options that are vested).

Summary Compensation

The following table sets forth the compensation of the individuals that served as our Chief Executive Officer or our Chief Financial Officer paid or accrued during 2007 and 2006, and our two other most highly compensated executive officers that were serving at December 31, 2007 and another one of our officers that was not serving as an executive for a portion of 2007.

				Option	All Other
Name and Principle Position	Year	Salary	Bonus	Awards(1)	Compensation	Total

Ian R. Stuart(2), Interim Chief Executive Officer, Interim President and Chief Operating Officer	2007	$179,744	$—	$—	$6,461	$186,205
	2006	—	—	—	—	—
Robert L. Bintliff(3), Chief Financial Officer and Treasurer	2007	209,212	—	—	6,600	215,812
	2006	187,032	75,000	116,646	7,800	386,478
Frank Apodaca(4), Former President and Former President of Access HealthSource, Inc.	2007	181,935	50,000	—	41,727	273,662
	2006	266,303	59,077	14,220	81,250	420,850
Michael K. Owens(5), Chief Marketing Officer and President of America’s Healthcare/Rx Plan Agency, Inc.	2007	159,327	—	—	30,951	190,278

Eliseo Ruiz III, Vice President, General Counsel and Secretary	2007	188,125	—	—	—	188,125
	2006	177,019	35,000	123,746	—	335,765
Joseph Danko, Controller and Assistant Treasurer	2007	135,412	—	12,064	—	147,476
	2006	113,408	10,000	—	—	123,408
Peter W. Nauert(6), Former Chief Executive Officer and President	2007	138,462	—		—	138,462
	2006	—	—	—	—	—

(1)	We use the binomial lattice option-pricing model to estimate the option fair values of option awards as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements to arrive at the amounts for Option Awards.

(2)	Mr. Stuart was appointed our Chief Operating Officer at the time of our merger with ICM on January 30, 2007. He was appointed Interim Chief Executive Officer and Interim President on August 20, 2007, following the death of our former Chief Executive Officer, Peter W. Nauert. For his duties as Interim Chief Executive Officer and Interim President, Mr. Stuart receives a stipend in the amount of $2000 per month. That stipend is reflected as “all other compensation”.

(3)	Mr. Bintliff’s “other compensation” reflects a car allowance of $650 per month that was provided to him until the expiration of his employment agreement on October 31, 2007. The stipend was then incorporated into his base salary.

(4)	In March 2007, we renegotiated Mr. Apodaca’s employment agreement. As a result of that renegotiation, he was issued options to purchase 50,000 shares of our common stock for $2.23 per share. The amount for option awards reflects the value of those options. Also in connection with the renegotiation of his agreement, Mr. Apodaca was awarded a vehicle that had been owned by us and provided to him for use. The value of that vehicle is included in the “other compensation” amount. Finally, in connection with the renegotiation of his employment agreement and as a result of the performance of Foresight TPA in 2006, he was awarded a bonus of $50,000. We terminated Mr. Apodaca’s employment and his employment agreement as of September 3, 2007.

(5)	Mr. Owens’ other compensation is variable commission compensation based on an increase in quarter-to-quarter earnings of AHCP. This incentive compensation plan was established by ICM prior to our merger with them and has been replaced by Mr. Owens’ 2008 incentive compensation plan described above.

(6)	Mr. Nauert was our Chief Executive Officer and President from our merger with ICM on January 30, 2007 until his death on August 19, 2007. His base salary reflects salary paid directly by us from March 2, 2007 through August 19, 2007. Mr. Nauert received no base salary prior to March 2, 2007. Prior to our merger with ICM, ICM compensated him through other benefits.

Grants of Plan-Based Awards

The following table sets forth certain information relating to options granted in 2007 to named officers to purchase shares of our common stock.

		Number of Stock
Name	Grant Date	Option Shares	Exercise Price

Frank Apodaca(1)	03/26/07	50,000	$2.23
J. Scott Treadway (2)	10/30/07	120,000	$1.50

(1)	Mr. Apodaca’s employment was terminated by us and these options have been forfeited.

(2)	These options were issued to Mr. Treadway in connection with our acquisition of PME, his former employer.

Option Exercises in Last Fiscal Year

During 2007, no options to purchase our common stock were exercised by our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information related to the number and value of options held by the named officers at December 31, 2007. No other executive officers held options at December 31, 2007. During 2007, no options to purchase our common stock were exercised by the named executive officers.

	Number of Securities Underlying
	Unexercised Options as of		Option	Option
	December 31, 2007		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Robert L. Bintliff	75,000	25,000	2.00	2/28/2009
	37,500	112,500	1.76	11/2/2011
Eliseo Ruiz III	100,000	—	2.00	3/23/2009
	37,500	112,500	1.76	11/2/2011
J. Scott Treadway	120,000	—	1.50	10/30/2012

Compensation of Directors

During 2007, the members of our board of directors received the following compensation:

•	Each non-employee member received a quarterly payment of $4,000.

•	In addition, each non-employee member received $500 per calendar quarter for each committee on which he served and an additional $500 per quarter for each committee for which he served as chairperson.

•	We reimbursed our members for travel and out of pocket expenses in connection with their attendance at board meetings.

•	We may occasionally grant stock options to the board members and following are the options granted in 2007. No options were granted in 2006.

Director Name	Options Granted

Andrew A. Boemi	25,000
Russell Cleveland	25,000
Kenneth S. George	25,000
J. French Hill	25,000
Kent H. Webb, M.D.	37,500
Nick J. Zaffiris	50,000

187,500

In addition, Mr. Hill receives $2,750 per month as additional compensation for his duties and responsibilities as our non-executive Chairman of the Board of Directors. On October 30, 2007, Mr. Hill was also awarded options exercisable for the purchase of 25,000 shares of our common stock at an exercise price $1.06 per share in connection with his appointment as our non-executive Chairman of the Board of Directors.

In 2007, the following directors received compensation in the following aggregate amounts:

	Fees Earned or	Option
Name	Paid in Cash	Awards (1)	Total

Russell Cleveland	$19,000	$31,085	$50,085
Kenneth S. George	20,500	31,085	51,585
J. French Hill	34,250	31,085	65,335
Kent H. Webb, M.D.	19,000	46,503	65,503
Andrew A. Boemi	19,000	31,085	50,085
Nicholas J. Zaffiris	19,000	46,042	65,042

(1)	We used the binomial lattice option-pricing model to estimate the option fair values as described in Note 2 — Summary of Significant Accounting Policies (Stock Based Compensation) of the financial statements, to arrive at the amounts for Option Awards set forth above.

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

2002 Non-Employee Stock Option Plan. Effective May 31, 2002 our board of directors approved the Access Plans 2002 Non-Employee Stock Option Plan (the “2002 Stock Option Plan”) which was approved by our stockholders on July 29, 2002 and amended by our stockholders on January 30, 2007. Our employees who also serve as our directors are not eligible to receive stock options under this plan. The purpose of the 2002 Stock Option Plan is to strengthen our ability to attract and retain the services of individuals that serve as our non-employee directors, consultants and other advisors that are essential to our long-term growth and financial success and thereby to enhance stockholder value through the grant of stock options. The total number of shares of common stock authorized and reserved for issuance upon exercise of options granted under the 2002 Stock Option Plan is 1,500,000.

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

To be entitled to indemnification, the indemnitee must have acted in good faith and in a manner that he or she reasonably believed to be in or not opposed to our best interests. In addition, no indemnification is required if the indemnitee is determined to be liable to us unless the court in which the legal proceeding was brought determines that the indemnitee was entitled to indemnification. The costs and expenses covered by these agreements include expenses of investigations, judicial or administrative proceedings or appeals, amounts paid in settlement, attorneys’ fees and disbursements, judgments, fines, penalties and expenses of enforcement of the indemnification rights.

We maintain insurance to protect our directors and officers against liability asserted against them in their official capacities for events occurring after June 7, 2001. This insurance protection covers claims and any related defense costs of up to $5,000,000 with an additional excess on losses up to $5,000,000 in excess of $5,000,000, an additional excess on losses up to $5,000,000 in excess of $10,000,000, and an additional excess on losses up to $5,000,0000 in excess of $15,000,000 each based on alleged or actual securities law violations, other than intentional dishonest or fraudulent acts or omissions, or any willful violation of any statute, rule or law, or claims arising out of any improper profit, remuneration or advantage derived by an insured director or officer.

Employment Arrangements and Lack of Keyman Insurance

As of December 31, 2007, we had no employment agreement with any executive officers of the Company. During 2007, we did have employment agreements with each of Frank Apodaca and Robert L. Bintliff. Mr. Apodaca’s agreement and his employment were terminated by us as of September 3, 2007. Mr. Bintliff’s agreement expired on its own terms on October 31, 2007, but he remains employed by us in the same capacity as our Chief Financial Officer. Mr. Bintliff disputes the validity of the expiration. As of the date of this report, we do not maintain any keyman insurance on the life or disability of our executive officers.

As of the date of this report, we have “at will” employment relationship with our other executive officers, with base salaries as set forth on the table below. Each such officer is entitled to participate in employee benefit programs, including our 401(k) plan, that we offer to all of our employees and is also eligible for incentive compensation awards (bonuses) as may be determined by our Board of Directors. In addition, each officer is eligible to participate in the applicable incentive compensation plan. The base salaries of the other executive officers are:

Name	Title	Base Salary

Ian R. Stuart	Interim Chief Executive Officer, Interim President and Chief Operating Officer	$200,000
Robert L. Bintliff	Chief Financial Officer and Treasurer	$215,812
Michael K. Owens, Jr.	Chief Marketing Officer and President of America’s Healthcare/Rx Plan Agency	$175,000
Michael R. Puestow	Vice President of Marketing and President of Foresight TPA	$225,000
Eliseo Ruiz III	Vice President, General Counsel and Secretary	$188,125
J. Scott Treadway	Vice President of Operations	$165,000
Nancy Zalud	Vice President of Communications	$130,000

Compensation Committee Interlocks And Insider Participation

Other than Nicholas J. Zaffiris, the members of our Compensation Committee have not served as one of our officers or been in our employ. Mr. Zaffiris served as our non-executive Chairman of the Board of Directors from June 10, 2005 to January 30, 2007. No member of the Compensation Committee has any interlocking relationship with any other company that requires disclosure under this heading. None of our executive officers have served as a director or member of the compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

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

The Compensation Committee, comprised of Chairman Kent H Webb, M.D., Russell Cleveland, and Nicholas J. Zaffiris, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents, as of March 31, 2008, information related to the beneficial ownership of our common stock of (i) each person who is known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors and the executive officers named in the Summary Compensation Table (see “Item 11. Executive Compensation”), and (iii) all of our executive officers and directors as a group, together with their percentage holdings of the outstanding shares. All persons listed have sole voting and investment power with respect to their shares unless otherwise indicated, and there are no family relationships amongst our executive officers and directors. For purposes of the following table, the number of shares and percent of ownership of our outstanding common stock that the named person beneficially owns includes shares of our common stock that the person has the right to acquire within 60 days of the above-mentioned date pursuant to the exercise of stock options and warrants, and are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the number of shares beneficially owned and percent of outstanding common stock of any other named person.

Beneficial Ownership Of Common Stock

	As of March 31, 2008(1)
			Other	Beneficial Ownership
	Shares	Stock	Beneficially	Total
	Owned of	Option	Owned	Shares
	Record	Shares	Shares	Owned	Percent (2)

Our Directors:
Andrew A. Boemi	78,669	25,000	—	103,669	.51%
Russell Cleveland(3)	—	25,000	4,431,605	4,456,605	21.96%
Kenneth S. George	3,000	80,000	—	83,000	.41%
J. French Hill	5,000	90,000	—	95,000	.47%
Kent H. Webb	116,219	113,500	7,000	236,719	1.16%
Nicholas J. Zaffiris	—	65,000	—	65,000	.32%
Our Executive Officers:
Ian R. Stuart(4)	877,056	—	—	877,056	4.33%
Robert L. Bintliff(5)	3,000	112,500	—	115,500	0.57%
Michael K. Owens(6)	142,337	—	—	142,337	.70%
Eliseo Ruiz III(7)	3,533	137,500	—	141,033	.69%
Scott Treadway(8)	7,000	120,000	—	127,000	.62%
Nancy L. Zalud(9)	69,169	—	—	69,169	.34%
Our Executive Officer and Directors as a group of 13 persons	1,304,983	768,500	4,438,605	6,512,088	32.13%
Other Beneficial Owners:
Peter W. Nauert Revocable Trust	5,533,482	—	—	5,533,482	27.30%
Ready One Industries	1,961,784	—	—	1,961,784	9.68%
US Special Opportunities Trust PLC(3)	801,813	—	—	801,813	3.96%
Renaissance Capital Growth & Income Fund III, Inc.(3)	890,500	—	—	890,500	4.39%
Premier RENN US Emerging Growth Fund Limited(3)	1,177,147	—	—	1,177,147	5.81%
Renaissance US Growth Investment Trust PLC(3)	1,562,145,	—	—	1,562,145	7.71%
RENN Capital Group, Inc.(3)	—	—	4,431,605	4,431,605	21.86%
Rodney D. Baber	1,043,354	—	—	1,043,354	5.15%

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

(2)	The percentage shown was rounded to the nearest one-tenth of one percent, based upon 20,269,145 shares of common stock being outstanding on March 31, 2008.

(3)	The 4,431,605 “Other Beneficially Owned Shares” are owned by US Special Opportunities Trust PLC (801,813 shares), Renaissance Capital Growth & Income Fund III, Inc. (890,500 shares), Premier RENN US Emerging Growth Fund Limited (1,177,147 shares), Renaissance US Growth Investment Trust PLC (1,562,145 shares), each of which is an investment fund managed by RENN Capital Group, Inc. Mr. Cleveland controls RENN Capital Group, Inc. and is deemed, therefore, to be the beneficial owner of the common stock shares.

(4)	In January 2007, Mr. Stuart became our Chief Operating Officer and in August 2007 became the Interim Chief Executive Officer and President.

(5)	Mr. Bintliff is our Chief Financial Officer. The total beneficially owned shares and percentage of outstanding shares include 112,500 shares of our common stock issuable upon exercise of stock options. Mr. Bintliff holds additional options to purchase 137,500 common stock shares that are not exercisable and will not be exercisable within 60 days of the date of this report.

(6)	In January 2007, Mr. Owens became President of our America’s Health Care/Rx Plan Agency, Inc. subsidiary that was acquired as part of our merger acquisition of ICM.

(7)	Mr. Ruiz is our General Counsel. The total beneficially owned shares and percentage of outstanding shares include 137,500 common stock shares that are exercisable or will be exercisable within 60 days of the date of this report. Mr. Ruiz holds additional options to purchase 112,5000 common stock shares that are not exercisable and will not be exercisable within 60 days of the date of this report.

(8)	In October 2007, Mr. Treadway became our Vice President of Operations.

(9)	In January 2007, Ms. Zalud became our Vice President of Marketing and Communications.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our policies with respect to related party transactions are included in more general conflict of interest policies and practices set forth in our Code of Conduct.

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

Our Corporate Governance and Nominating Committee is charged with reviewing conflicts of interests. If the matter cannot be resolved by the Committee, our Board of Directors may take action, or in the case of a conflict among all or nearly all of the members of our Board of Directors, the matter may be presented to our shareholders for consideration.

Contained below is a description of transactions and proposed transactions we entered into with our officers, directors and stockholders that beneficially own more than 5% of our common stock during 2007 and 2006 (“Related Parties”). These transactions may continue in effect and may result in conflicts of interest between us and these Related Parties. Although our officers and directors have fiduciary duties to us and our stockholders, there can be no assurance that conflicts of interest will always be resolved in our favor or our stockholders.

Estate of Peter W. Nauert and the Peter W. Nauert Revocable Trust. Michael K. Owens is our Chief Marketing Officer and the President of our AHCP subsidiary. Mr. Owens is also the personal representative of the Estate of Peter W. Nauert, our former Chief Executive Officer (the “Estate”). We currently have claims against the estate connected to, among other things, Mr. Nauert’s personal indemnification of us for matters relating to the States General litigation. Please see “Item 3. Legal Matters” above, for more information about this litigation. Many of the beneficiaries of the Estate are also beneficiaries of the Peter W. Nauert Revocable Trust u/a/d 08/07/1978 (the “Nauert Trust”). Mr. Owens is also the trustee of the Nauert Trust.

On September 28, 2007, we entered into a loan arrangement with the Nauert Trust. Under this arrangement, the Nauert Trust lent us $500,000 as evidenced by the Revolving Promissory Note (the “Note”). The Note matures September 28, 2008 and all principal and interest will be due and payable. The outstanding principal balance of the Note accrues interest at a rate of 0.5% below the Prime Rate charged by a designated local bank (6.75% at December 31, 2007). Based upon the current interest rate, the Note requires 12 monthly principal and interest payments of $43,321. The Trust holds 5,533,482 shares of our common stock.

The Nauert Trust holds approximately 27% of the Company’s issued and outstanding common stock. The loan arrangement was entered into with the consent of the Company’s Board of Directors. The Board’s Corporate Governance and Nominating Committee determined that the conflict of interest, if any, of the Company’s Interim President and Chief Executive Officer, Ian Stuart, with respect to his relationship in the original financing arrangements, had been properly disclosed and reviewed and did not preclude the Company from entering into the loan with the Nauert Trust.

Certain Relationships with NCED. On June 18, 2004, we acquired Foresight from Ready One Industries, formerly National Center for Employment of the Disabled, Inc. (“NCED”) for a purchase price of $7,863,000 consisting of cash payments totaling $4,232,000 and issuance of 2,145,483 common stock shares having a value of $3,632,000. Frank Apodaca served as Chief Administration Officer of NCED. Mr. Apodaca previously served as our President and Chief Operating Officer, and the President and Chief Executive Officer of Foresight until we terminated his employment as of September 3, 2007. Pursuant to an agreement with NCED, Mr. Apodaca was entitled to 10% of the purchase price received by NCED. This agreement pre-dated our purchase of Foresight.

Furthermore, the 16,780 square feet of office space we lease for our Foresight operations in El Paso (see “Item 2. Property”) was owned by NCED through January 2007. The terms of this lease arrangement were comparable within the local area and consistent with an arms-length transaction. Total payments of $169,000 were paid to NCED under this lease agreement in 2006. Foresight also earned revenue from NCED of $729,000, $684,000, and $146,000 in 2005, 2006 and 2007, respectively.

Shares Issued as a Result of our Merger with ICM. On January 30, 2007, we completed our merger with ICM. Under the terms of the Merger Agreement, we issued shares of our common stock to the shareholders of ICM. Also, pursuant to the Merger Agreement, we issued additional shares of our common stock to the shareholders of ICM on May 31, 2007, as a result of ICM’s having met certain earnings targets, as set out in the Merger Agreement. Each of the ICM shareholders was at the time of the issuance of the shares one of our officers or directors. Except as noted, each of the ICM shareholders remains one of our officers or directors. The following parties received our shares:

		Shares Issued on	Shares Issued on
Shareholder	Relationship	January 30, 2007	May 31, 2007

Peter W. Nauert Revocable Trust U/A/D 08/07/78, Trustee	Mr. Nauert was our Chief Executive Officer from January 30, 2007 until his death on August 19, 2007	3,684,299	1,849,183
Ian R. Stuart	Chief Operating Officer and Interim Chief Executive Officer and President	583,961	293,095
Michael K. Owens	Chief Marketing Officer and President of AHCP Agency	92,107	46,230
Carl Fischer*	President of ACP/SCP*	46,054	23,115
Nancy L. Zalud	Vice President of Communication	46,054	23,115
Andrew A. Boemi	Director	46,054	23,115

		4,498,529	2,257,853

*	No longer an officer of the company

Our Relationship with Insurance Producers of America Agency, Inc. (“IPA”). Prior to our merger with ICM, IPA was a subsidiary of ICM. On September 26, 2006, ICM transferred its ownership interest in IPA to the Nauert Trust. Ian Stuart, our Interim Chief Executive Officer and President also owned shares in IPA. Each of the Nauert Trust and Mr. Stuart retained their respective ownership interest in IPA after the ICM merger. IPA occupies a portion of our leased spaced in Irving, Texas and certain of our employees, including Mr. Stuart, occasionally perform services for IPA. IPA pays us rent at commercially reasonable rates for the space it occupies and also pays us for the services of our employees, at the employees’ respective hourly rates. As of March 25, 2008, the Nauert Trust held a 45.74% ownership interest in IPA and Mr. Stuart held an 11.81% ownership interest in IPA. The total amount that we receive from IPA for the use of its office space and the services of our employees is usually less than $5000 per month.

Director Independence

Each member of our Board of Directors qualifies as an “independent director” as defined in Rule 4200 of the Nasdaq Stock Market, Inc. Marketplace Rules (see “Item 10. Directors, Executive Officers and Corporate Governance,” above).

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered to us for the years ended December 31, 2007 and 2006 were as follows:

Audit Fees. For audit services provided to us by Hein & Associates LLP for the year ended December 31, 2007, fees are expected to be $170,000. During the year ended December 31, 2006, we were billed $160,000.

Audit Related Fees. During the years ended December 31, 2007 and 2006, we incurred audit related fees of $78,000, and $37,000 related primarily to reviews of SEC filings, respectively.

All Other Fees. During the year ended December 31, 2006, we incurred other fees of $215,000 in connection with the acquisition of ICM.

In accordance with our Audit Committee Charter, the Audit Committee approves in advance any and all audit services, including audit engagement fees and terms, and non-audit services provided to us by our independent auditors (subject to the de minimus exception for non-audit services contained in Section 10A(i)(1)(B) of the Securities and Exchange Act of 1934, as amended), all as required by applicable law or listing standards. The independent auditors and our management are required to periodically report to the Audit Committee the extent of services provided by the independent auditors and the fees associated with these services. In accordance with our Audit Committee Charter the provision of services by Hein & Associates, LLP and BDO Seidman, LLP (other than audit, review or attest services) were approved prior to the provision of the services and 100% of those services that were not pre-approved were promptly brought to the attention of our Audit Committee and approved prior to completion of the audit of our financial statements for each of 2007 and 2006.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K

(1) Index and Consolidated Financial Statements

(2) Financial Statement Schedules required to be filed by Item 8 of this form

None

All schedules are omitted because they are not applicable.

(b) Exhibits

EXHIBIT INDEX

Exhibits will be provided upon request by the U.S. Securities and Exchange Commission

Exhibit
No.	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
3.2	Registrant’s Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.2	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.
4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on December 29, 2006
10.1	Loan and Security Agreement dated March 24, 2008 among Access Plans USA, Inc. and America’s Healthcare/Rx Plan Agency, Inc. as Co-Borrowers and CFG, LLC as Lender and Secured Party.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Ian R. Stuart as Interim Chief Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Robert L. Bintliff as Chief Financial Officer and Principal Accounting Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Ian R. Stuart as Interim Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Robert L. Bintliff as Chief Financial Officer and Principal Accounting Officer.

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

Signature	Title	Date

/s/ IAN R. STUART Ian R. Stuart	Interim Chief Executive Officer	March 31, 2008

/s/ ROBERT L. BINTLIFF Robert L. Bintliff	Chief Financial Officer and Principal Accounting Officer	March 31, 2008

/s/ ANDREW A. BOEMI Andrew A. Boemi	Director	March 31, 2008

/s/ RUSSELL CLEVELAND Russell Cleveland	Director	March 31, 2008

/s/ KENNETH S. GEORGE Kenneth S. George	Director	March 31, 2008

/s/ J. FRENCH HILL J. French Hill	Director	March 31, 2008

/s/ KENT H. WEBB, M.D. Kent H. Webb, M.D.	Director	March 31, 2008

/s/ NICHOLAS J. ZAFFIRIS Nicholas J. Zaffiris	Director	March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Access Plans USA, Inc.
Irving, Texas

We have audited the accompanying consolidated balance sheets of Access Plans USA, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Access Plans USA, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

(Signed Hein & Associates LLP)

Dallas, Texas
March 31, 2008

ACCESS PLANS USA, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 and 2006

Dollars in Thousands	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,711	$3,232
Unrestricted short-term investments	—	200
Restricted short-term investments	1,231	1,420

Cash and short-term investments	3,942	4,852
Accounts and notes receivable, net	1,054	190
Advanced agent commissions, net	5,332	—
Income taxes receivable, net	70	246
Prepaid expenses	193	1,512
Deferred tax asset	23	—

Total current assets	10,614	6,800
Fixed assets, net	682	924
Goodwill, net	5,489	7,471
Other intangible assets, net	3,960	—
Deferred tax asset, net	—	387
Other assets	73	662

Total assets	$20,818	$16,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$563	$178
Short-term debt	1,255	—
Income taxes payable	267	353
Unearned commissions	4,221	82
Deferred enrollment fees, net of acquisition costs	198	—
Current portion of capital leases	48	190
Deferred tax liability	—	387
Other accrued liabilities	2,986	1,614

Total current liabilities	9,538	2,804
Capital lease obligations, net of current portion	—	48
Deferred tax liability	23	—

Total liabilities	9,561	2,852

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 20,749,145 and 14,012,763 issued, respectively, and 20,269,145 and 13,512,763 outstanding, respectively	207	140
Additional paid-in capital	40,619	29,691
Accumulated deficit	(28,560)	(15,388)
Less: treasury stock (480,000 and 500,000 shares, respectively)	(1,009)	(1,051)

Total stockholders’ equity	11,257	13,392

Total liabilities and stockholders’ equity	$20,818	$16,244

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Dollars in Thousands, Except Earnings per Share	2007	2006	2005

Commissions and service revenues	$39,922	$21,974	$30,028
Interest income on agent advances	551	—	—
Interest income	201	406	232

Total revenues	40,674	22,380	30,260
Operating expenses:
Commissions	18,027	3,686	6,015
Cost of operations	10,428	10,173	13,138
Sales and marketing	4,268	1,776	1,471
General and administrative	8,260	6,345	8,272
Depreciation and amortization	1,135	774	1,498
Interest expense	233	50	72
Impairment charge for goodwill	12,069	6,440	12,900

Total operating expenses	54,420	29,244	43,366

Operating loss before income taxes	(13,746)	(6,864)	(13,106)
Provision for income taxes (benefit) expense	(591)	(50)	123

Loss from continuing operations	(13,155)	(6,814)	(13,229)
Discontinued:
Gain on sale of discontinued operations, net of taxes of $180	—	—	300
Loss from discontinued operations, net of tax benefit of $0 and $73, respectively	—	(910)	(442)

Net loss	$(13,155)	$(7,724)	$(13,371)

Loss per share:
Basic and diluted
Continuing operations	$(0.69)	$(0.51)	$(1.06)

Discontinued operations	$(0.00)	$(0.07)	$(0.01)

Weighted average number of common shares outstanding, basic and diluted:	18,983,843	13,486,562	12,432,591

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

					Retained
			Additional		Earnings
	Common Stock		Paid-in	Treasury	(Accumulated
Dollars in Thousands	Shares	Amount	Capital	Stock	Deficit)	Total

Balance, December 31, 2004	12,079,820	$123	$27,221	$(682)	$5,707	$32,369
Stock option exercised, net of tax	20,000	—	25	—	—	25
Issuance of stock in business combinations	1,348,503	14	1,696	—	—	1,710
Treasury stock adjustment	(244,054)	—	—	(369)	—	(369)
Net loss	—	—	—	—	(13,371)	(13,371)

Balance, December 31, 2005	13,204,269	137	28,942	(1,051)	(7,664)	20,364
Stock option expense	—	—	231	—	—	231
Issuance of stock in business combinations	308,494	3	518	—	—	521
Net loss	—	—	—	—	(7,724)	(7,724)

Balance, December 31, 2006	13,512,763	140	29,691	(1,051)	(15,388)	13,392
Stock option awards	—	—	480	—	—	480
Issuance of stock in business combinations	6,756,382	67	10,473	—	—	10,540
Treasury stock adjustment	—		(25)	42	(17)	—
Net loss	—	—	—	—	(13,155)	(13,155)

Balance, December 31, 2007	20,269,145	$207	$40,619	$(1,009)	$(28,560)	$11,257

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Dollars in Thousands	2007	2006	2005

Operating activities:
Net loss	$(13,155)	$(7,724)	$(13,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,135	774	1,754
Gain on sale of discontinued operations	—	—	(480)
Provision for losses on accounts and notes receivable	349	39	198
Stock options expense	401	231	—
Goodwill impairment including tax considerations	12,069	6,866	12,900
Deferred income taxes	(433)	—	1,146
Other non-cash items and loss on disposal of fixed assets	338	453	94
Changes in operating assets and liabilities (net of businessed acquired):
Accounts and notes receivable, net	144	34	(149)
Income taxes receivable	176	724	(66)
Inventory	—	128	(188)
Prepaid expenses	1,319	(25)	(920)
Other assets	58	75	7
Accounts payable	(170)	(289)	(3)
Accrued liabilities	(97)	(518)	(299)
Deferred fees	(225)	35	(107)
Income taxes payable	(86)	(78)	(2)

Net cash provided by operating activities	1,823	725	514

Investing activities:
Decrease (increase) in unrestricted short-term investments	200	(200)	—
Decrease (increase) in restricted short-term investments	320	(1,170)	(250)
Increase in advanced agent commissions	(825)	—	—
Purchase of fixed assets	(305)	(848)	(336)
Cash used in business combinations, net of cash acquired	(832)	(1,045)	(1,711)
Proceeds from sale of discontinued operations	—	—	475

Net cash used in investing activities	(1,442)	(3,263)	(1,822)

Financing activities:
Exercise of stock options	—	—	25
Payments of capital leases	(190)	(241)	(620)
Purchase of treasury stock	—	—	(369)
Decrease in debt, net	(1,149)	—	—
Unearned commissions	437	—	—

Net cash used in financing activities	(902)	(241)	(964)

Net decrease in cash and cash equivalents	521	2,779	2,272
Cash and cash equivalents at beginning of year	3,232	6,011	8,283

Cash and cash equivalents at end of year	$2,711	$3,232	$6,011

Supplemental disclosure:
Income taxes recovered (paid), net of taxes paid	$295	$998	$(155)

Interest paid	$233	$50	$72

Non-cash investing and financing activities:
Acquisition of fixed assets through capital leases, net of retirements	$—	$—	$507

Stock issuance for consideration on business combination	$10,540	$521	$1,710

Cash-in-trust (refunded and claims paid) collected, net	$—	$(5,585)	$663

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Business

Access Plans USA, Inc., formerly Precis, Inc. (the “Company”), provides access to affordable healthcare to individuals and families. The Company’s health insurance products and its non-insurance healthcare discount programs are designed as affordable solutions for the growing number of uninsured and underinsured individuals and families seeking a way to address rising healthcare costs. The Company also offers third party claims administration, provider network management, and healthcare utilization management services to employers and groups that choose to utilize partially self-funded strategies to finance their benefit programs.

Note 2 —	Summary of Significant Accounting Policies

Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, the Capella Group, Inc. (“Capella”), Insuraco USA LLC (“Insuraco”) and Access Healthsource, Inc., doing business as Foresight TPA (“Foresight”). All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment as well as allowances for doubtful recoveries of advanced agent commissions and accounts and notes receivable. Actual results could differ from those estimates and such differences could be material.

Revenue Recognition. Revenue recognition varies based on source.

Consumer Plan Division Revenues. The Company recognizes its Consumer Plan program membership revenues, other than initial enrollment fees, ratably over the membership month. Membership revenues are reduced by the amount of estimated refunds. For members that are billed directly, the billed amount is collected almost entirely by electronic charge to the members’ credit cards, automated clearinghouse or electronic check. The settlement of those charges occurs within a day or two. Under certain private label arrangements, the Company’s private label partners bill their members for the membership fees and the Company’s portion of the membership fees is periodically remitted to the Company. During the time from the billing of these private-label membership fees and the remittance to it, the Company records a receivable from the private label partners and records an estimated allowance for uncollectible amounts. The allowance for uncollectible receivables is based upon review of the aging of outstanding balances, the credit worthiness of the private label partner and its history of paying the agreed amounts owed.

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

Insurance Marketing Division Revenues. The revenue of our insurance marketing division is primarily from sales commissions due from the insurance companies it represents. These sales commissions are generally a percentage of premiums collected. Commission income and policy fees, other than initial enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned insurance commissions and are recognized in income as earned. Initial enrollment fees are deferred and amortized over the estimated lives of the respective policies. The estimated weighted average life for the policies sold ranges from eighteen months to two years and is based upon the Company’s historical policyholder contract termination experience.

Regional Healthcare Division Revenues. The principal sources of revenues of the Company’s Regional Healthcare Division include administrative fees for third-party claims administration, network provider fees for the preferred provider network and utilization and management fees. These fees are based on monthly or per member per month fee schedules under specified contractual agreements. Revenues from these services are recognized in the periods in which the services are performed and when collection is reasonably assured.

Commission Expense. Commission expense varies based upon source.

Consumer Plan. Commissions on Consumer Plan Division revenues are accrued in the month in which a member has enrolled in the program. These commissions are only paid to our independent marketing representatives in the month following our receipt of the related membership fees. In 2007, we began issuing advances of commissions on certain Consumer Plan programs to increase sales representative recruitment.

Insurance Marketing. Commission expense is generally recognized as earned on a monthly basis until the underlying policyholder’s contract is terminated.

Acquisition Costs. Certain policy acquisition cost, such as lead expenses are capitalized and amortized over the estimated lives of the respective policies. The estimated weighted-average life for the policies sold ranges from 18 to 48 months, and is based upon our historical policyholder contract termination experience.

Advanced Agent Commissions. The Company’s insurance marketing division advances agent commissions up to one year for certain insurance programs. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts due to the agents for future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. Advanced agent commissions are reviewed periodically to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for the estimated advanced agent commission balance where recovery is considered doubtful. This allowance for uncollectible advances required judgment and is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management. Advances are written off when determined to be non-collectible.

Cash and Cash Equivalents. Cash and cash equivalents consist primarily of cash on deposit or cash investments purchased with original maturities of three months or less.

Unrestricted Short-Term Investments. Unrestricted short term investments represent investments with original maturities of more than three months and less than one year.

Restricted Short-Term Investments. Restricted short term investments represent investments with original maturities of one year or less pledged to obtain processing and collection arrangements for credit card and automated clearing house payments.

Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Accounts receivable are written off when they are determined to be uncollectible. The Company does not require collateral on its receivables.

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

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of December 31, 2007 and 2006, the net book value of capitalized software costs was $96,000 and $324,000, respectively. Amortization expense related to capitalized software was $65,000 $118,000 and $598,000 in fiscal years 2007, 2006 and 2005, respectively.

Intangible Asset Valuation. Intangible assets consist of goodwill and finite life intangible assets. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. The other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”), certain agent relationships (“Agent Relationships”), and proprietary networks of contracted dental and vision providers.

Recorded goodwill must be reviewed and analyzed to determine its fair value and possible impairment. This review and analysis is conducted at least annually, and may be conducted more frequently if an event occurs or circumstances change that would, more likely than not, reduce the fair value of a reporting unit below its carrying amount. The aggregate fair market value of the reporting unit’s assets, including recorded goodwill, in excess of the fair value of the reporting unit’s liabilities, may not exceed the fair value of the reporting unit’s equity. The fair value of the reporting unit’s equity is based upon valuation techniques that estimate the amount at which the reporting unit as a whole could be bought or sold in a current transaction between willing parties. The downward trending of our common stock price may have a material effect on the fair value of our goodwill in future accounting periods.

As of the end of our 2007 third quarter, the Company performed an annual assessment of the carrying value of goodwill as mentioned above. Previously, the Company had performed this assessment as of the end of the fiscal year (December 31). However, the Company determined that it be preferable to perform the annual assessment as of September 30 of this and subsequent years, to allow the Company to incorporate into that analysis, and give most timely effect to, the budgets and forecasts for the coming year that would be developed during the fourth quarter budgeting process. Additionally, performing the assessment of goodwill for impairment as of September 30 of each year will reduce the burden on the Company and the professional advisors during the period immediately following the fiscal year-end, when preparation of the audited year-end financial statements and evaluation of internal controls over financial reporting pursuant to Sarbanes-Oxley Section 404.

As the result of this assessment of the carrying value of goodwill, goodwill impairment charges of $4,092,000 were recorded for Foresight due to the loss of significant contracts, $3,377,000 for Capella due to the failure of certain new product and marketing initiatives to achieve expected results, and $4,600,000 for the Insurance Marketing Division due to significant declines in sales of Medicare supplemental policies. In 2006, Foresight recorded a $4,066,000 impairment to goodwill including tax considerations of $426,000 that resulted from current and projected reductions in earnings primarily due to a decline in the number of lives covered under plans that it administered and Capella recorded a charge of $2,800,000 due to the continuing decline in members and revenues. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter.

Significant judgments and estimates were required in connection with the impairment test to determine the estimated future cash flows and fair value of the reporting unit. The Company estimated fair values of Foresight and Capella using discounted cash flow projections and other valuation methodologies in evaluating and measuring a potential goodwill impairment charges. To the extent that, in the future, the estimates change or the Company’s stock price decreases, further goodwill write-downs may occur. Those assessments of the carrying value of goodwill were reviewed and approved by the Audit Committee of the Board of Directors.

Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of December 31, 2007, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset net deferred tax assets was appropriate as of December 31, 2007.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FIN 48 on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas audit for Capella for the years 2002-2005 have been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of December 31, 2007, income taxes payable included $62,000 of accrued interest expense and $3,750 of accrued penalties related to state tax liabilities.

Net Earnings per Share. Basic net earnings per share is calculated by dividing the net earnings by the weighted average number of shares outstanding for the year without consideration for common stock equivalents. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding for the year. Diluted earnings per share are not considered when there is a net loss. For the years ended December 31, 2007, 2006, and 2005 outstanding stock options of 31,369, 43,575, and 25,375 shares, respectively, were not included in the calculation of fully diluted earnings per share because their inclusion would have been anti-dilutive. The number of stock options and warrants that were considered out-of-the-money and thus excluded for purposes of the diluted earnings per share calculation for the year ended December 31, 2007, 2006 and 2005 was 1,286,131 and 1,255,354 and 1,089,354, respectively.

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

The Company’s customers are not concentrated in any specific geographic region or industry. During 2007, insurance commissions on sales of policies for two carriers amounted to 12.6% and 10.8% of our total revenue. Additionally, a material portion of our regional healthcare division’s revenues have historically been derived from its contractual relationships with a few key governmental entities. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.

Fair Value of Financial Instruments. The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable and capital lease obligations approximate fair value because of the short-term maturity of these items.

Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock Based-Compensation,” and (b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), “Share- Based Payment.” The binomial lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended December 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent year ended December 31, 2007 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term.

Recently Issued Accounting Standards In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115,” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Management does not presently anticipate election to measure any of the Company’s assets or liabilities on a fair value basis.

In December 2007, the FASB issued SFAS No. 141R (FAS 141R), Business Combinations, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact that this issuance will have on its financial position and results of operation.

In fiscal year 2007, the Company adopted Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have an impact on the Company’s financial statements.

Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Note 3 —	Business Acquisitions

On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). The acquisition of ICM provides the Company with future commission revenue from a book of health insurance policies in force, a broader range of insured health care products and services and an established distribution channel of health insurance agents. As a result, the purchase price exceeded the estimated market value of ICM’s net identifiable assets and goodwill of $10,087,000 was recorded. ICM’s result of operations are included in our financial statements from January 30, 2007 forward. Under the terms of the merger, ICM became a wholly-owned subsidiary of the Company and the shareholders of ICM received shares of Company common stock based on the adjusted earnings before income taxes, depreciation and amortization (“adjusted EBITDA”) of ICM and its subsidiary companies. On January 30, 2007, the ICM shareholders were issued 4,498,529 of common stock shares of the Company. Further, on May 31, 2007, the ICM shareholders were issued an additional 2,257,853 shares of Company common stock based upon the acquired ICM companies having achieved adjusted EBITDA of $1,250,000 over the four calendar quarters ending on December 31, 2006.

The cost of the acquisition of $11,143,000 consisted of $10,540,000 of the Company’s common stock (6,756,382 shares) and $603,000 of costs directly related to the acquisition. The cost of the acquisition was allocated as follows:

Dollars in Thousands	(Unaudited)

Cash	$77
Accounts receivable	915
Advanced agent commissions	3,443
Other assets	37
Fixed assets	35
Goodwill	10,087
Deferred tax asset	862
Other intangibles, net	3,700
Accounts payable and accrued liabilities	(1,640)
Deferred revenue, net	(2,674)
Short-term debt	(2,004)
Long-term debt	(400)
Long-term deferred tax liability	(1,295)

Total	$11,143

First issuance of common stock	7,018
Second issuance of common stock	3,522
Acquisition costs	603

Total	$11,143

Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $10,087,000 to goodwill and $3,700,000 to other intangible assets. The other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”) of $1,800,000 and certain agent relationships (“Agent Relationships”) of $1,900,000. These assets are being amortized on a straight-line basis over three years and eight years, respectively. Goodwill is deemed to have an infinite life and is subject to an annual, or more frequent, analysis for possible impairment. Goodwill and other intangible assets arising from the ICM acquisition are not deductible for federal income tax purposes.

On October 1, 2007, the Company completed its acquisition of Protective Marketing Enterprises, Inc. (“PME”). Under the terms of the acquisition, PME becomes a wholly owned subsidiary of the Company. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary and third party provider networks. After the acquisition of PME, the Company transitioned most of their member services functions to their own member services call center. The Company is now able to provide, on an in-house-basis, primary and secondary customer support, enrollment and billing functions, fulfillment services, claims administration, provider location services, a concierge service that allows interaction with providers on behalf of members, and an advocacy function that allows negotiation for preferred rates for members that receive services from out-of-network providers. Additionally, the acquisition of PME resulted in the Company acquiring an existing base of consumer plan members, who had been customers of PME. PME’s results of operations are included in our financial statements from October 1, 2007 forward.

The cash consideration for the acquisition was $1,218,000. The cost of the acquisition was allocated as follows:

Dollars in Thousands	(Unaudited)

Cash	$288
Advanced agent commissions	20
Other assets	352
Fixed assets	77
Intangible assets	1,073
Accounts payable and accrued liabilities	(412)
Deferred revenue, net	(180)

Total	$1,218

Purchase cost	1,098
Acquisition costs	120

Total	$1,218

Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $1,073,000 to other intangible assets. The other intangible assets represent the estimated value, at the date of their acquisition, of memberships in force (“Customer Contracts”) of $482,000 and certain dental and vision provider network contracts (“Network Contracts”) of $591,000. These assets are being amortized on a straight-line basis over four and eight years, respectively.

The following proforma condensed results of operations have been prepared as if the Company’s acquisitions of ICM and PME occurred on January 1, 2005:

	For the Year Ended December 31,
Dollars in Thousands	2007	2006	2005

Service revenues	$ 49,314	$ 65,597	$ 59,107

(Loss) earnings from continuing operations	(12,959)	(7,446)	(14,705)

Loss from discontinued operations	—	(910)	(142)

Net (loss) earnings	$ (12,959)	$ (8,356)	$ (14,847)

(Loss) earnings per share:
Basic
Continuing operations	$ (0.64)	$ (0.39)	$ (0.79)

Discontinued operations	$0.00	$(0.05)	$(0.01)

Diluted
Continuing operations	$(0.64)	$(0.39)	$(0.79)

Discontinued operations	$0.00	$(0.05)	$(0.01)

Weighted average number of common shares outstanding:
Basic	20,242,944	19,188,973	18,678,328

Diluted	20,242,944	19,188,973	18,678,328

Intangible assets arising from the PME acquisition may be amortizable and deductible for federal income tax purposes pursuant to an available Section 338 election.

Note 4 —	Accounts and Notes Receivable

The Company records accounts receivable for commissions due to it from insurance carriers. Additionally, during 2007 and 2006, the Company held notes receivable with certain private label clients. Accounts and notes receivable are comprised of the following at December 31,

Dollars in Thousands	2007	2006

Accounts receivable	$1,129	$276
Allowance for doubtful accounts receivable	(75)	(86)

Accounts receivable, net	1,054	190

Notes receivable	—	154
Provision for doubtful notes receivable	—	(154)

Notes receivable, net	—	—

Accounts and notes receivable, net	$1,054	$190

Based on the information available to the Company, the Company believes its allowances for both doubtful accounts and notes receivable are adequate. However, actual write-offs might exceed the recorded allowance. The Company has recognized bad debt expense applicable to accounts and notes receivable of $37,000, $39,000 and $198,000 for 2007, 2006, and 2005 respectively.

Note 5 —	Advanced Agent Commissions

Advanced agent commissions consist of amounts paid to agents at the inception of policies in advance of up to twelve months future commission on policy premiums and are comprised of the following at December 31,

Dollars in Thousands	2007

Advances funded by:
Commercial bank	$425
Specialty lending corporation	452
Insurance carriers	4,221
Self-funded	634

Sub-total	5,732
Allowance for doubtful recoveries	400

Total advanced agent commissions	$5,332

The allowance for doubtful recoveries was determined based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management. The Company recognized bad debt expense of $308,000 on advanced agent commissions in 2007.

Note 6 — Prepaid Expenses

Prepaid expenses are comprised of the following at December 31,

Dollars in Thousands	2007	2006

Provider network premiums	$—	$435
Member services	—	400
Insurance	88	511
Inventory	14	20
Postage	—	50
Service contracts	6	10
Other	86	86

	$193	$1,512

Note 7 —	Fixed Assets

Fixed assets are comprised of the following at December 31,

Dollars in Thousands	2007	2006

Furniture and fixtures	$420	$23
Leasehold improvements	241	210
Computers and office equipment	1,403	1,559
Software	982	1,144
Automobiles	—	36

	3,046	2,972
Accumulated depreciation and amortization	(2,364)	(2,048)

Fixed assets, net	$682	$924

Note 8 —	Goodwill and Other Intangible Assets

The changes in the carrying amount of the Company’s intangible assets for the years ended December 31, 2007, 2006 and 2005 are as follows:

			Agent
			Relationships/
		Customer	Network
Dollars in Thousands	Goodwill	Contracts	Contracts	Total

Intangible assets, balance as of January 1, 2005	$21,381	$1,400	$-	$22,781
Goodwill acquired in Foresight acquisition	4,591	-	-	4,591
Amortization of intangibles	-	(140)	-	(140)
Goodwill impairment charge	(12,900)	-	-	(12,900)

Intangible assets, balance as of December 31, 2005	13,072	1,260	-	14,332
Goodwill impairment charge	(6,440)	-	-	(6,440)
Tax impact on goodwill impairment charge	(426)	-	-	(426)
Reclassification of customer contract	1,260	(1,260)	-	-
Acquisition of trademark	5	-	-	5

Intangible assets, balance as of December 31, 2006	7,471	-	-	7,471
Allocation of ICM goodwill	10,087	-	-	10,087
Allocation of ICM contracts and relationships assets	-	1,800	1,900	3,700
Allocation of PME contracts and relationships assets	-	482	591	1,073
Amortization of intangibles	-	(578)	(235)	(813)
Goodwill impairment charges	(12,069)	-	-	(12,069)

Intangible assets, balance as of December 31, 2007	$5,489	$1,704	$2,256	$9,449

Impairment charges were recorded related to Capella’s goodwill in 2005 due to continuing decline in the number of members and related revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter of that year. Impairment charges were again recorded in 2007 related to Capella’s goodwill due to continuing decline in members and revenues and the failure of certain new product and marketing initiatives to achieve expected results. In 2007 and 2006, we recorded goodwill impairment charges for Foresight due to the loss of significant contracts. In 2007 we recorded impairment charges for Insurance Marketing due to significant declines in sales of Medicare supplemental policies. Following is a table summarizing the impairment charges by segment:

Dollars in Thousands	Capella	Foresight	ICM	Total

Goodwill originally recorded	$19,077	$7,764	$10,089	$36,930
Other goodwill adjustments	—	(32)	—	(32)
2005 impairment charges	(12,900)	—	—	(12,900)
2006 impairment charges	(2,800)	(3,640)	—	(6,440)
2007 impairment charges	(3,377)	(4,092)	(4,600)	(12,069)

Net goodwill balance at December 31, 2007	$-	$-	$5,489	$5,489

To the extent that, in the future, the Company’s revenue and earnings estimates change or the Company’s stock price decreases, further goodwill write-downs may occur.

Goodwill and trademark are subject to impairment of valuations as described above but are not subject to amortization. During 2007, the Company recorded additions to intangible assets subject to amortization of $4,773,000, with a weighted average amortization life of 4.6 years. The components of finite-lived intangible assets acquired during 2007 are: $2,282,000 — Customer contracts (3.2 Years); $1,900,000 — Agent relationships (8 years); and $591,000 — Network contracts (8 years). These assets have no significant residual values. Estimated future amortization expense for those intangible assets for the next five years is as follows:

Dollars in Thousands	Total	2008	2009	2010	2011	2012

Amortization expense	$3,208	$1,020	$1,020	$470	$391	$307

Note 9 —	Short-term and Long-term Debt

Short-term debt is comprised of at December 31,

Dollars in Thousands	2007

Commercial bank — revolving lines of credit	$425
Loan from specialty lending corporation	452
Promissory note from related party	378

Total short-term debt	$1,255

The Company has obtained line of credit facilities and short-term notes from a commercial banking institution, specialty lending corporation and a promissory note from a related party (Peter Nauert Estate). The commercial bank outstanding balance at December 31, 2007 of $425,000 comprises credit facilities in which the proceeds are used to fund the advancing of agent commissions for certain programs. These debt obligations are collateralized by certain future commissions and fees. Interest is charged at prime plus 1.5% (8.75% at December 31, 2007). The Company is the primary party on the loan agreement but Peter Nauert, the former Chairman, had executed a personal guarantee. Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to the commercial bank became due immediately.

As part of the ICM acquisition, the Company also assumed a three-year loan that was obtained in November 2006, from a specialty lending corporation in the amount of $600,000 of which $452,000 remains outstanding at December 31, 2007. All of the outstanding balance has been classified as short-term debt. The loan bears interest at prime plus 5.0% (12.25% at December 31, 2007). The Company is the primary party on the loan agreement and Peter Nauert, the former Chairman, had executed a personal guarantee. As stated above, Mr. Nauert passed away on August 19, 2007. As a result, amounts outstanding to that lender became due immediately. On March 24, 2008, we entered into a financing arrangement with the specialty lender and received funding in the amount of $1,604,972 to extinguish debt outstanding to this specialty lender and the commercial bank. The remaining proceeds of $864,467 are also available for general working capital needs, including advances of commissions to agents.

On September 28, 2007, the Company entered into a loan arrangement with the Peter W. Nauert Revocable Trust U/A/D 8-71978 (the “Nauert Trust”). The Nauert Trust holds approximately 27% of the Company’s issued and outstanding common stock. Under this arrangement, the Nauert Trust lent the Company $500,000 as evidenced by the Revolving Promissory Note (the “Note”) of which $378,000 remains outstanding at December 31, 2007. The Note matures September 28, 2008 and all principal and interest will be due and payable. The outstanding principal balance of the Note accrues interest at a rate of 0.5% below the Prime Rate charged by a designated local bank (6.75% at December 31, 2007). Based upon the current interest rate, the Note requires twelve monthly principal and interest payments of $43,321. The proceeds from this loan were used to pay down existing financing arrangements with an unrelated third-party lender.

Note 10 —	Capital Leases

The Company has several capital leases for office equipment with an aggregate net book value of $11,000, and $63,000 as of December 31, 2007 and 2006, respectively. These lease purchases have been capitalized at the present value of future cash payments discounted using an interest rate of 8.5% for both years and the assets are being depreciated over their estimated useful lives. The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net lease payments as of December 31, 2007:

Dollars in Thousands	Amount

Total minimum lease payments due in 2008	$51
Less: Executory costs	(2)
Interest	(1)

Present value minimum lease payments	$48

The following is a schedule of equipment under capital leases in effect as of December 31:

Dollars in Thousands	2007	2006

Capitalized lease assets	$582	$582
Accumulated amortization	(571)	(519)

Net book value	$11	$63

Capitalized lease obligation	$48	$238

For the years ended December 31, 2007, 2006 and 2005, amortization of capitalized lease assets in the amounts of $52,000, $386,000 and $649,000 respectively, were included in depreciation and amortization expense. The fourth quarter of 2006 amortization expense included an impairment charge of $151,000 related to the discontinued use of certain leased equipment due to the Company’s outsourcing initiative.

Note 11 —	Accrued Liabilities

Accrued Liabilities are comprised of the following at December 31,

Dollars in Thousands	2007	2006

Accrued commissions	$510	$156
Accrued acquisition costs	—	162
Accrued payroll and benefits	350	326
Accrued professional fees	530	197
Unrecoverable claims accrual	—	116
Accrued convention costs	170	—
Accrued administrative and processing charges	309	—
Accrued membership refunds	228	23
Other	889	634

	$2,986	$1,614

Note 12 —	Stockholders’ Equity

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

On July 8, 2004, the Company’s Board of Directors authorized the repurchase of up to 500,000 shares of the Company’s common stock through open market or private purchase transactions over the next year depending on prevailing market conditions. Through December 31, 2004, the Company had purchased 255,946 shares under this authorization for a total consideration of $682,000 at a weighted average price of $2.66 per share. In 2005, the Company purchased an additional 244,054 shares for a total consideration of $369,000 at a weighted average price of $1.51 per share. No shares were purchased in 2006 or 2007.

Note 13 —	Common Stock Options

Stock-Based Compensation. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The binomial lattice option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2007 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term. The Company’s prior pro-forma presentations used the Black-Scholes option pricing model. If the Company had continued to use the Black-Scholes model the effect on the recorded expense would have been immaterial.

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

For the year ended December 31, 2005, the Company applied the intrinsic value method of accounting for stock options as prescribed by APB 25. Since all options granted during this period had an exercise price equal to the closing market price of the underlying common stock on the grant date, no compensation expense was recognized. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123R, the Company’s net loss would have been increased to the following pro-forma amounts:

Dollars in Thousands	2005

Loss from continuing operations	$(13,229)
Gain on sale of operations, net of taxes	300
Loss from discontinued operations	(442)

Net loss	(13,371)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(361)

Pro forma net loss	$(13,732)

If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS 123R, net loss per share would have increased to the following pro-forma amounts:

2005

Basic and diluted loss per share:
As reported
From continuing operations	$(1.06)

From sale of and discontinued operations	$(.01)

Pro-forma
From continuing operations	$(1.09)

From sale of and discontinued operations	$(.01)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model. The intent of the Black-Scholes option valuation model is to provide estimates of fair values of traded options that have no vesting restrictions and are fully transferable. The following assumptions were used for grants in 2005 and 2004:

2005

Risk free interest rate	4.23%
Volatility rate	72%
Dividend yield	None
Option expected lives	5 yrs

Stock-Based Compensation Plans. As of December 31, 2007, the Company has two stock-based compensation plans as described below.

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

In connection with the Company’s initial public offering, the Company agreed to sell to the underwriter warrants exercisable for the purchase of 100,000 shares of common stock for $9.00 per share during a five-year period. The holders of these warrants had the right through the expiration date, to include such warrants and the shares of common stock issuable upon their exercise in any registration statement or amendment to a registration statement of the Company at no expense to such holders. As of December 31, 2007, 16,500 of these warrants had been exercised at a per share price of $9.00. All warrants expired February 10, 2005.

Amendments to the Stock-Based Compensation Plans. The Company has made amendments to the stock-based compensation plans as described below.

On June 29, 2003, the Company’s stockholders approved an amendment to increase the number of shares reserved under the Company’s 1999 Stock Option Plan from 700,000 to 1,400,000 shares of common stock for issuance upon the exercise of options under this plan. Under the 1999 Stock Option Plan, the Board can determine the date on which options can vest and become exercisable as well as the term of the option granted. As of December 31, 2007, the number of options remaining available for future issuance under the 1999 Stock Option Plan is 579,000.

On November 8, 2006 the Board of Directors adopted and approved an amendment of the 2002 Non Employee Stock Option Plan. They increased the number of common stock shares reserved for issuance upon the exercise of options granted under the Plan from 500,000 to 1,500,000 shares and the expiration date of the Plan was extended from March 31, 2007 to March 31, 2010. The company’s stockholders approved this amendment on January 30, 2007. As of December 31, 2007, the number of options remaining available for future issuance under the 2002 Non Employee Stock Option Plan is 905,000.

2007 Stock Option Information. The following table sets forth certain information relating to options granted in 2007 to named officers to purchase shares of our common stock.

		Number of Stock
Name	Grant Date	Option Shares	Exercise Price

Frank Apodaca(1)	03/26/07	50,000	$2.23
Scott Treadway(2)	10/30/07	120,000	$1.50

(1)	Mr. Apodaca’s employment was terminated by us and these options have been forfeited.

(2)	These options were issued to Mr. Treadway in connection with our acquisition of PME, his former employer.

The total outstanding stock options held by Directors as of December 31, 2007 totalled 424,000 shares with a weighted average exercise price of $1.89. During 2007, the Company’s executives and directors exercised no stock options and forfeited 259,560 stock options. Compensation costs of $401,000 for 2007 were included in general and administrative expenses. The changes in outstanding stock options for the year are as follows:

		2007
		Weighted	Weighted	Aggregate
		Average	Average	Intrinsic
		Exercise	Fair	Value
	Options	Price	Value	(thousands)

Outstanding at January 1, 2007	1,427,354	$2.21	$1.39
Granted	397,500	1.90	0.93
Exercised	—	—	—
Forfeited	259,560	2.64	1.61

Outstanding at December 31, 2007	1,317,500	1.95	1.16

Vested (exercisable)	1,008,500	1.98	1.18	$250
Non-Vested	309,000	1.86	1.11	$-

Outstanding at end of year	1,317,500	1.95	1.16

The options outstanding and exercisable are as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Outstanding	Remaining	Exercise	Outstanding	Exercise
Price Range	At 12/31/07	Life (Years)	Price	12/31/07 _	Price

$1.05 to $1.75	287,000	4.1	$1.37	287,000	$1.37
$1.76 to $3.55	1,013,500	2.6	2.07	707,250	2.17
$3.56 to $5.25	17,000	1.0	4.36	14,250	4.46

	1,317,500			1,008,500

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

In November 2006, the Board of Directors voted to reprice all outstanding stock options effective December 27, 2006 with an exercise price greater than $2.00 per share held by the Company’s current directors and officers. As a result, the exercise price of outstanding options on 649,000 shares, subject to repricing, was reduced from a range of $2.24 to $9.50 per share to $2.00 per share. There was no change in the number of shares subject to each repriced stock option, vesting, expiration date, or other terms. The Company expects to recognize a total additional compensation expense of $158,000 over the remaining average vesting life of these options over 1.3 years. Approximately $127,000 was recognized in the fourth quarter of 2006, as a result of repricing currently vested options, and the remaining $31,000 will be recognized in 2007 and 2008.

The total outstanding stock options held by Directors as of December 31, 2006 were for 475,000 shares with a weighted average exercise price of $1.99. Compensation costs of $231,000 for 2006 were included in general and administrative expenses. The tax benefit related to compensation costs is $85,000. The changes in outstanding stock options for the year are as follows:

		2006
		Weighted	Weighted
		Average	Average
		Exercise	Fair
	Options	Price	Value

Outstanding at January 1, 2006	1,301,354	$3.48	$1.58
Granted	310,000	1.76	0.95
Exercised	—	—	—
Forfeited	(184,000)	4.13	1.77

Outstanding at December 31, 2006	1,427,354	2.21	1.39

Vested (exercisable)	832,854	2.45	1.58
Non-vested	594,500	1.87	1.12

Outstanding at December 31, 2006	1,427,354	2.21	1.39

2005 Stock Option Information. The changes in outstanding stock options for the year are as follows:

		2005
		Weighted
		Average	Weighted
		Exercise	Average
	Options	Price	Fair Value

Outstanding at January 1, 2005	1,489,764	$4.01	$1.78
Granted at market value	224,000	1.37	1.02
Exercised	(20,000)	1.25	0.55
Forfeited	(392,410)	4.39	1.95

Outstanding at December 31, 2005	1,301,354	3.48	1.58

Vested	842,229	3.88	1.79
Non-vested	459,125	4.18	1.84

Outstanding at December 31, 2005	1,301,354	3.48	1.58

Note 14 —	Income Taxes

The income tax provision for the years ended December 31, 2007, 2006 and 2005 consists of:

Dollars in Thousands	2007	2006	2005

Current provision	$(159)	$(465)	$(916)
Deferred provision	(432)	415	1,146

Provision for income taxes expense (benefit)	$(591)	$(50)	$230

Tax provision (benefit) from continuing operations	$(591)	$(50)	$41
Tax provision (benefit) from sale and discontinued operations	—	—	189

Provision (benefit) for income taxes	$(591)	$(50)	$230

Deferred income tax assets and liabilities as of December 31, 2007 and 2006 are comprised of:

Dollars in Thousands	2007	2006

Deferred income tax assets:
Net operating loss carryforwards	$676	$1,047
Allowance for doubtful accounts, and agent advances	221	89
Depreciation and impairment of fixed assets	(30)	41
Accrued expenses	513	201
Valuation allowance	(291)	(862)

Total deferred tax assets	1,089	516

Deferred income tax liabilities:
Prepaid expenses	63	516
Intangible asset basis differences	1,026	—

Total deferred tax liabilities	1,089	516

Deferred tax asset, net	$—	$—

Deferred tax asset, current	$23	$—
Deferred tax asset, non-current	—	387
Deferred tax liability, current	—	(387)
Deferred tax liability, non-current	(23)	—

Deferred tax asset, net	$—	$—

At December 31, 2007 and 2006, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $1,988,000 and $3,081,000, respectively, expiring at various dates through 2020. The NOL carryforwards after tax effects of 34% result in a deferred tax asset of $676,000 and $1,047,000 as of December 31, 2007 and 2006, respectively. Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

The Company’s effective income tax rate for continuing operations differs from the U.S. federal statutory rate as follows:

	2007	2006	2005

Federal statutory rate	34.0%	(34.0)%	34.0%
Permanent differences	(30.0)%	31.3%	(32.4)%
State rate	0.3%	(5.3)%	(0.9)%
Increase in valuation allowance	(0.3)%	6.4%	0.0%
Other	0.4%	0.8%	(0.8)%

	4.4%	(0.8)%	(0.1)%

Note 15 —	Related Party Transactions

Mr. Frank Apodaca, Foresight’s former Chief Operating Officer, had an agreement with Ready One Industries, formerly National Center for Employment of the Disabled (“NCED”). NCED was the party from whom the Company acquired Foresight in June 2004. This agreement between Mr. Apodaca and NCED predates the Company’s acquisition of Foresight and entitles him to 10% of the proceeds (stock or cash) from the sale of Foresight. Pursuant to this agreement, as of December 31, 2006, Mr. Apodaca has received 214,548 of the Company’s shares and may be entitled to receive $223,000 from NCED.

The office space we lease for our Foresight operation in El Paso was owned by NCED through January 2007. Total payments of $24,000 were paid to NCED under this agreement through January 2007. In the first quarter of 2007, the property was sold to a non-related party and the lease was assigned to that new landlord. Foresight also earned revenue from NCED of $684,000 and $146,000 in 2006 and 2007, respectively.

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

See Note 9 for a discussion of a note payable to the Nauert Trust.

Note 16 —	Commitments and Contingencies

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

Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788.

The Zermeno plaintiffs are former members of the Care Entréetm discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief. Under California Health and Safety Code § 445 (“Section 445”). That provision governs medical referral services. The plaintiffs’ also sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).

On December 21, 2007, the Company received a verdict in our favor. The plaintiffs have indicated that they plan to appeal. A negative result in this case would have a material affect on the Company’s financial condition and would limit the Company’s ability (and that of other healthcare discount programs) to do business in California.

We believe that the Company has complied with all applicable statues and regulations in the state of California. Although the Company believes the Plaintiffs’ claims are without merit, the Company cannot provide any assurance regarding the outcome or results of this litigation.

State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against Capella and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health was a third-party marketer of the Company’s discount medical card programs, but is otherwise not affiliated with the Company’s subsidiaries or the Company. The lawsuit alleges that Care Entréetm, directly and through at least one other party that formerly resold the services of Care Entréetm’s to the public, violated certain provisions of the Texas Deceptive Trade Practices Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. The Company believes that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Unfavorable findings in this lawsuit could have a material adverse effect on the Company’s financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.

Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc. (“Foresight”) In June 2004, we acquired Foresight and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on the Company’s Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and C.E.O. of Foresight from the Company’s acquisition until September 3, 2007, on which his date his employment was terminated by the Company. Mr. Apodaca, who had been placed on leave prior to the termination of his employment, also served as Chief Administrative Officer and a member of the Board of Directors of NCED. Mr. Apodaca also served as the Company’s President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with the Company allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of the Company’s greater than 10% shareholders as a result of shares it received from the acquisition of Foresight.

There is an ongoing federal investigation of Mr. Apodaca and Foresight, and there has been publicity in the El Paso, Texas area about the investigation. The investigation involves several elected public officials and over 20 companies that do business with local government entities in the El Paso area. Although no indictments have occurred, the Company believes that the investigation involves, among other things, allegations of corruption relating to contract procurement by Mr. Apodaca and Foresight and other companies from these local governmental entities. The Company can offer no assurance as to the outcome of the investigation. In addition to the negative financial effect from the loss of business, the Company has suffered and may continue to suffer as a result of the investigation and the adverse publicity surrounding the investigation. The Company’s financial condition and the results of its operations will be materially affected should the investigation result in formal allegations of wrongdoing by Foresight. The Company may become obligated to pay fines or restitution and its ability to operate Foresight under licenses may be restricted or terminated. In addition, the publicity and financial effect resulting from the investigation may affect the other divisions’ reputation and ability to attract business, and secure financing. The Company has accrued $125,000 for resolution of this matter.

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

In connection with the Company’s acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and the Company against any losses resulting from this matter. Although the Company can provide no assurance, we believe that the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operation, or liquidity, and no amounts for any potential losses have been accrued at Dec. 31, 2007.

Restricted Short-Term Investments. In order to arrange for the processing and collection of credit card and automated clearing house payments to it from its customers, the company has pledged cash and short-term investments in the aggregate amounts of $1,231,000 and $1,420,000 as of December 31, 2007 and 2006, respectively.

Note 17 —	Operating Leases

The Company has leased various office spaces through December 15, 2011. Future lease commitments on this space are as follows:

		Less than			More than
Dollars in Thousands	Total	1 Year	1-2 Years	3-5 Years	5 Years

Total operating leases on real property	$2,226	$647	$1,201	$378	$—

The office space we lease for our Foresight operation in El Paso was owned by an affiliated company through January 2007. Total payments of $169,000 were paid to NCED under this agreement in 2006.

Management expects that leases currently in effect will be renewed or replaced with other leases of a similar nature and term. For the years ended December 31, 2007, 2006 and 2005, the Company recognized rent expense related to office space and equipment in the amounts of $595,000, $733,000 and $629,000 respectively.

Note 18 —	Employee Benefit Plan

The Company has adopted a retirement plan that includes a 401(k) deferred compensation feature. All employees who have completed at least six months of service and are 21 years of age or older may participate in the plan. The Company makes matching contributions of up to 50% of a participant’s contributions limited to 3% of the participant’s annual compensation. The Company matching contributions vest 20% per year and become fully vested after the participant has 6 or more years of service. During 2007, 2006 and 2005, the Company made $51,000, 112,000 and $29,000, respectively, in matching contributions to the Plan. All contributions by participants are fully vested.

Note 19 —	Segmented Information

The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, that requires companies to report selected segment information on a quarterly basis and to report certain entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The Company’s Consumer Plan Division segment, the Company’s largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through private label resellers and a network marketing strategy. The Company’s Insurance Marketing Division provides web-based technology, specialty products and marketing of individual health insurance products and related benefits plans, primarily through a broad network of independent agency channels. The Company’s Regional Healthcare Division segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self-fund their healthcare benefits requirements. In prior years, the Company reported the financial results of the Company’s wholly-owned subsidiary Care Financial of Texas, L.L.C. (Care Financial) in a separate segment, Financial Services. Financial Services included two divisions — Care Financial which offered high deductible and scheduled benefit insurance policies and Care 125 which offered life insurance and annuities, along with Healthcare Savings Accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care 125 was discontinued in December 2006 and Care Financial is included with Corporate and Other.

The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2. Intersegment sales are not material and all intersegment transfers are eliminated.

The Company evaluates segment performance based on revenues and income before provision for income taxes. The table on this page and the following page summarizes segment information for continuing operations:

Dollars in Thousands	2007
	Consumer	Insurance	Regional	Corporate	Total
	Plan	Marketing	Healthcare	and Other	Continuing
	Division	Division	Division	Division	Operations

Service revenue(1)	$13,700	$19,583	$6,603	$36	$39,922
Interest income	104	551	96	1	752

Total revenue	13,804	20,134	6,699	37	40,674
Income (loss) before income taxes	(3,396)	(4,371)	(3,565)	(2,414)	(13,746)
Interest expense	25	208	—	—	233
Goodwill impairment including tax considerations	3,377	4,600	4,092	—	12,069
Depreciation and amortization	236	789	103	7	1,135
Tax provision (benefit)(2)	16	35	43	(685)	(591)
Assets acquired, net of disposals	57	—	16	(53)	20
Intangible assets and goodwill(2)	1,025	8,419	—	5	9,449
Assets held	2,557	15,153	4,425	(1,317)	20,818

Dollars in Thousands	2006
	Consumer	Insurance	Regional	Corporate	Total
	Plan	Marketing	Healthcare	and Other	Continuing
	Division	Division	Division	Division	Operations

Service revenue(1)	$14,483	$—	$7,409	$82	$21,974
Interest income	289	—	117	—	406

Total revenue	14,772	—	7,526	82	22,380
Operating income (loss)(1)	(2,814)	—	(2,221)	(1,829)	(6,864)
Interest expense (income)	50	—	—	—	50
Goodwill impairment including tax considerations	2,800	—	3,640	—	6,440
Depreciation and amortization	651	—	105	18	774
Tax provision (benefit)(2)	1	—	(64)	13	(50)
Assets acquired, net of disposals	(460)	—	291	—	(169)
Intangible assets and goodwill(2)	3,377	—	4,092	2	7,471
Assets held	5,448	—	8,503	2,293	16,244

Dollars in Thousands	2005
	Consumer	Insurance	Regional	Corporate	Total
	Plan	Marketing	Healthcare	and Other	Continuing
	Division	Division	Division	Division	Operations

Service revenue	$21,160	$—	$8,537	$331	$30,028
Interest income	82	—	136	14	232

Total revenue	21,242	—	8,673	345	30,260
Operating income (loss)(1)	(12,333)	—	1,855	(2,628)	(13,106)
Interest expense (income)	47	—	26	—	73
Goodwill impairment including tax considerations	12,900	—	—	—	12,900
Depreciation and amortization	1,440	—	58	—	1,498
Tax provision (benefit)(2)	—	—	—	123	123
Assets acquired, net of disposals	—	—	20	(2,930)	(2,910)
Intangible assets and goodwill(2)	6,177	—	8,158	—	14,335
Assets held	7,805	—	18,038	5,021	30,864

(1)	Unusual charges are included in the loss at the corporate level and not allocated to the related segment. In 2007, we recorded goodwill impairment charges of $4,092,000 for Foresight due to the loss of significant contracts, $3,377,000 for Capella due to the failure of certain new product and marketing initiatives to achieve expected results, and $4,600,000 for the Insurance Marketing Division due to significant declines in sales of Medicare supplemental policies. The loss before provision for income taxes for 2006 for the Regional Healthcare Division segment excludes charges for impairment of goodwill of $4,066,000 including tax considerations of $426,000 which is due primarily to the current and projected reductions in earnings due to a decline in number of lives covered under plans that are administered by Foresight. The loss before provision for income taxes for 2006 for the Consumer Healthcare Savings segment excludes charges of $2,800,000 for impairment of goodwill recorded in connection with the acquisition of Capella. In 2005, Capella recorded a charge of $12,900,000 due to continuing decline in members and revenues to a lower level than previously predicted and pending litigation and regulatory activity that was announced in the second quarter.

Note 20 —	Discontinued Operations

An analysis of the discontinued operations is as follows:

DISCONTINUED OPERATIONS SELECTED FINANCIAL DATA

	For the Twelve Months
Dollars in Thousands	Ended December 31,
	2006	2005

Service Revenues	$125	$1,180
Operating expenses:
Cost of operations	94	1,000
Sales and marketing	343	468
General and administrative	598	228

Total operating expenses	1,035	1,696

Operating loss	(910)	(516)

Interest (income) expense	—	1

Loss before income taxes	(910)	(515)

Provision for income taxes (benefit) expense	—	(73)
Earnings (loss) from operations	(910)	(442)

Gain on sale of operations, net of taxes	—	300
Net loss	$(910)	$(142)

Discontinued operations are as follows:

Financial Services — Care 125. In the first quarter of 2004, the Company initiated Care 125, a division of Foresight, to provide health savings accounts (HSAs), Healthcare Reimbursement Arrangements (HRAs) and medical and dependent care Flexible Spending Accounts (FSAs). Care125 services would allow employers to offer additional benefits to their employees and give employees additional tools to manage their healthcare and dependent care expenses. Additionally, Care125 programs and the Company’s medical savings programs could be sold together by agents and brokers with whom the Company has contracted to offer a more complete benefit package to employers. The Company discontinued this division in December 2006. This operation had net losses in 2006, 2005 and 2004 of $121,000, $137,000, and $157,000, respectively.

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