Form 10-Q
period 2008-03-31
Access Plans USA, Inc.
filed 2008-05-09
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended March 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
Commission File Number: 001-15667
ACCESS PLANS USA, INC.
(Exact name of business issuer as specified in its Charter)

OKLAHOMA	73-1494382
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4929 WEST ROYAL LANE, SUITE 200
IRVING, TEXAS	75063
(Address of principal executive offices)	(Zip Code)
(866) 578-1665
(Registrant’s telephone number)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 9, 2008 the Registrant had outstanding 20,269,145 shares of Common Stock, $.01 par value.

ACCESS PLANS USA, INC.
FORM 10-Q
For the Quarter Ended March 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 26.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is qualified in its entirety by the more detailed information in our 2007 Annual Report on Form 10-K and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2007 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements. Our ability to achieve these results is subject to the risks and uncertainties discussed in the Disclosure Documents. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.
     We at Access Plans USA, Inc. develop and distribute quality affordable consumer driven healthcare programs for individuals, families, affinity groups and employer groups across the nation. Our products and programs are designed to deal with the rising costs of healthcare. They include health insurance plans and non-insurance healthcare discount programs to help provide solutions for the millions of Americans who need access to affordable healthcare.
     Our operations are organized under three business divisions:
     Consumer Plan Division. Our Consumer Plan Division develops and markets non-insurance healthcare discount programs and association memberships that include defined benefit insurance features. These programs are distributed through multiple distribution channels. The division operates through our wholly-owned subsidiaries, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). PME also owns and manages a proprietary customer healthcare advocacy department and proprietary networks of dental and vision providers that provide services at negotiated rates to members of our discount medical plans (“program members”) and to members of other plans that have contracted with us for access to our networks (“network access members”). Before 2007, this division was referred to as our Consumer Healthcare Savings segment.
     Insurance Marketing Division. Our Insurance Marketing Division markets individual health insurance products and related benefit plans, including specialty insurance products, primarily through a broad network of independent agents. We support our distribution channels with web-based technology, incentive programs and back-office support. This division operates as Insuraco USA LLC (“Insuraco”).
     Regional Healthcare Division. Our Regional Healthcare Division offers third-party claims administration, provider network management, and utilization management services for employer groups that utilize partially self-funded strategies to finance their employee benefit programs. It also owns and manages a proprietary network of medical providers. This division operates as Foresight TPA (“Foresight”) and was previously referred to as the Employer and Group Healthcare Services segment. Foresight TPA is the assumed name of Access HealthSource, Inc.
Summary Results of Operations
     For the first quarter, we reported revenue of $10,585,000, an increase of $2,260,000 or 27%, compared to $8,325,000 during the comparable quarter in 2007. First quarter 2008 revenue included $5,809,000 attributable to the Insurance Marketing operations acquired in the merger with ICM on January 30, 2007, and $3,416,000 for first quarter 2007, and $1,160,000 attributable to the Consumer Plan operations acquired in the acquisition of PME on October 1, 2007. Our net loss for the first quarter of 2008 was $1,043,000 or $(.05) per fully diluted share, compared to a net loss of $325,000 or $(.02) per fully diluted share for the comparable quarter in 2007. We used $793,000 of cash in our operating activities during the first quarter of 2008.
Critical Accounting Policies
     Basis of Presentation. The consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) and include the accounts of our wholly-owned subsidiaries, Capella, Insuraco, and Foresight. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain significant estimates are required in the evaluation of goodwill and intangible assets for impairment as well as allowances for doubtful recoveries of advanced agent commissions and accounts and notes receivable. Actual results could differ from those estimates and the differences could be material.
     Fair Value of Financial Instruments. The recorded amounts of short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable, capital lease obligations and debt approximate fair value because of the short-term maturity of these items.
     Recently Issued Accounting Standards. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, that provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This standard applies to the Company beginning in 2008. It has not had a material impact through March 31, 2008.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, that is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value on specified election dates. This election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Adoption of this standard has not had a material impact on the Company.
     In December 2007, the FASB issued SFAS No. 141R (FAS 141R), Business Combinations, which revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company anticipates that adoption of this pronouncement will not have a material impact on its financial position and results of operation.
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
     Insurance Marketing Division Revenues. The revenue of our Insurance Marketing Division is primarily from sales commissions due from the insurance companies we represent. These sales commissions are generally a percentage of the commissionable insurance premium and other related amounts charged and collected by the insurance companies. Commission income and policy fees, other than enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned commission revenue and are recognized in income as earned. Initial enrollment fees are deferred and amortized over the estimated lives of the respective policies. The estimated weighted-average life for the policies sold ranges from 18 to 48 months, and is based upon our historical policyholder contract termination experience.
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
     Revenue attributable to individual and family major medical policies and supplemental products for the three months ended March 31, 2008 represented approximately 81% of our total revenue in the Insurance Marketing Division. Additionally, revenue attributable to Medicare supplemental policies for the three months ended March 31, 2008 represented approximately 16% of our total revenues in the Insurance Marketing Division. In addition to the revenue we derive from commissions on the sale of health insurance products, we derive revenue from interest charged to agents on their outstanding advanced commissions and for the sale of leads to those agents.
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
     Consumer Plan. Commissions on Consumer Plan Division revenues are accrued in the month in which a member has enrolled in the program. These commissions are only paid to our independent marketing representatives in the month following our receipt of the related membership fees by us. In 2007, we began issuing advances of commissions on certain Consumer Plan programs to increase sales representative recruitment. In 2008, we began paying accelerated commissions, comprising amounts paid in excess of the initial revenue collected at the time of sale, on certain programs. These commissions have been expensed as incurred, rather than being capitalized and amortized over the expected lives of the respective programs.

     Insurance Marketing. Commission expenses for the Insurance Marketing Division consist primarily of commissions payable to agents and are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advances of commissions up to ten months are paid to agents in the Insurance Marketing Division based on certain insurance policy premium commissions. Collection of the commissions advanced may be accomplished by withholding amounts due to the agents for future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. We periodically assess the collectibility of the amounts outstanding for commission advances and record an estimated allowance for uncollectible amounts. This allowance for uncollectible advances is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management.
     Acquisition Costs. Certain policy acquisition costs, generally lead expenses for sales of major medical policies, are capitalized and amortized over the estimated lives of the respective policies, provided that the amount capitalized does not exceed the amount of capitalized and deferred enrollment fees for the Insurance Marketing Division. The estimated weighted-average life for the policies sold ranges from 18 to 24 months, and is based upon our historical policyholder contract termination experience.
     Advanced Agent Commissions. Our Insurance Marketing Division advances agent commissions up to one year for certain insurance programs. Collection of the commissions advanced (plus accrued interest) is accomplished by withholding amounts due to the agents for future commissions on the policy upon which the advance was made, commissions on other policies sold by the agent or, in certain cases, commissions due to agents managing the agent to whom advances were made. Advanced agent commissions are reviewed periodically to determine if any advanced agent commissions will likely be uncollectible. An allowance is provided for the estimated advanced agent commission balance where recovery is considered doubtful. This allowance for uncollectible advances required judgment and is based upon review of the aging of outstanding balances and estimates of future commissions expected to be due to the agents to whom advances are outstanding and the agents responsible for their management. Advances are written off when determined to be non-collectible.
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Accounts receivable are written off when they are determined to be uncollectible. Our accounts receivable are unsecured.
     Acquisitions. On January 30, 2007, we completed our merger with ICM. Under the terms of the merger, the shareholders of ICM received 6,756,382 shares of our common stock. The assets and liabilities acquired were initially valued, in the aggregate net amount of $10,540,000, based upon the market value of the common stock issued as the merger consideration in the acquisition. Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $10,087,000 to goodwill and $3,700,000 to other intangible assets. These other intangible assets represent the estimated value, at the date of their acquisition, of policies in force (“Customer Contracts”) of $1,800,000 and certain agent relationships (“Agent Relationships”) of $1,900,000. The Customer Contracts and Agent Relationships are being amortized on a straight-line basis over three years and eight years, respectively. Goodwill is deemed to have an infinite life and is subject to an annual, or more frequent, analysis for possible impairment (discussed below).
     On October 1, 2007, we completed our acquisition of PME. PME offers, as a wholesaler, discount medical service products, provides back office support through its use of various operating systems, maintains a customer service facility, and develops products from both its proprietary networks of dental and vision providers contracted and third-party provider networks. The $1,218,000 purchase price of PME was cash consideration paid to PME’s parent, Protective Life Corporation. Judgment was required in the allocation of value to the acquired assets and liabilities, based upon their fair values, especially with regard to the allocation of $1,073,000 to other intangible assets. The other intangible assets included memberships in force (“Customer Contracts”) having an estimated value of $482,000 and dental and vision provider network contracts (“Network Contracts”) having an estimated value of $591,000. These Customer Contracts and Network Contracts are being amortized on a straight-line basis over four years and eight years, respectively.
     Intangible Asset Valuation. Our intangible assets as of March 31, 2008, consisted of $5,489,000 of goodwill and other intangible assets of $3,707,000, primarily attributable to our January 2007 ICM acquisition and our October 2007 PME acquisition. Goodwill represents the excess of acquisition costs over the fair value of net assets acquired. Goodwill is not amortized. The other intangible assets represent the estimated value, at the date of their acquisition, of policies and memberships in force (“Customer Contracts”), certain agent relationships and provider network contracts (“Agent Relationships/Network Contracts”), net of amortization. The intangible asset amount initially allocated to Customer Contracts was $2,282,000 and the amount allocated to Agent Relationships/Network Contracts was $2,491,000.
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, and

(b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), Share-Based Payment. The binomial lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended December 31, 2007 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent period ended March 31, 2008 for the expected option term. The risk-free interest rate was based on the interest rate of zero-coupon United States Treasury securities over the expected option term.
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
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2008, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset net deferred tax assets was appropriate as of March 31, 2008.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Results of Operations
     Consumer Plan Division. The operating results for our Consumer Plan Division were as follows:

	For the Three Months Ended March 31,
			Dollar	Percent
Dollars in Thousands	2008	2007	Change	Change
Commission and service revenue	$3,915	$3,104	$811	26.1%
Interest income	13	17	(4)	-23.5%

Total revenues	3,928	3,121	807	25.9%

Operating expenses:
Commissions	1,452	702	750	106.8%
Cost of operations	1,805	1,234	571	46.3%
Sales and marketing	143	205	(62)	-30.2%
General and administrative	701	746	(45)	-6.0%
Depreciation and amortization	90	75	15	20.0%
Interest expense	7	5	2	40.0%

Total expenses	4,198	2,967	481	16.2%

Earnings (loss) before taxes	$(270)	$154	$(424)	-275.3%

Percent of revenue:
Total revenues	100.0%	100.0%

Operating expenses:
Commissions	37.0%	22.5%
Cost of operations	46.0%	39.5%
Sales and marketing	3.6%	6.6%
General and administrative	17.8%	23.9%
Depreciation and amortization	2.3%	2.4%
Interest expense	0.2%	0.2%

Total expenses	106.9%	95.1%

Earnings (loss) before taxes	(6.9%)	4.9%

Consumer Plan — Selected Metrics

	2008	2007
Dollars in Thousands (except monthly average)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Year
Program Member:
Members newly enrolled	19,281	4,954	6,771	7,483	25,541	44,749
Members at end of period	46,655	38,270	27,902	28,965	30,649	38,270
Network Access Members:[2]
Members at end of period	38,895	46,718	—	—	—	46,718

Service revenues	$3,915	$4,255	$3,119	$3,220	$3,104	$13,698
Commissions	1,452	1,272	810	822	702	3,606
Provider network benefits costs	694	729	734	660	549	2,672
Average monthly revenue per Program Member, net of commission and provider network benefit costs[3]	$15.07	$17.77	$18.46	$19.44	$19.77	$19.09

(1)	PME results are included in 4th quarter 2007 and 1st quarter 2008.

(2)	Network access monthly member revenue (PMPM) is about $1.00.

(3)	Commissions are adjusted to normalize impact of accelerated commissions paid on a new program introduced during the quarter.
          Service Revenues. Revenues increased by $811,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008 due to the inclusion in our first quarter 2008 results of revenues of recently acquired PME of $1,160,000 offset by a decline in legacy Capella business revenue of $349,000. The $349,000 decline reflected a long-term trend of membership decline down to 24,213 members at March 31, 2008 compared to 30,649 at March 31, 2007.
          Commissions. Commission expense increased by $750,000 from the three months ended March 31, 2008 to the three months ended March 31, 2007 due to commissions paid on PME revenue, including $327,000 of accelerated commissions which were paid to certain marketing resellers upon the initial sale of a membership and expensed as paid.
          Cost of Operations. The increase in cost of operations of $571,000 from the three months ended March 31, 2007 to the three months ended March 31, 2008 was due primarily to the operating costs of PME now reflected in the results of our operations and which were not recorded in our 2007 results.
          General and Administrative Expenses. The decrease in general and administrative expenses from the three months ended March 31, 2007 to the three months ended March 31, 2008 was due to an $83,000 reduction in personnel costs in Capella, a $40,000 decrease in third party administrative charges, a $25,000 reduction in property taxes associated with equipment, and a $22,000 reduction in management consulting fees and offset by higher legal and settlement costs. For the three months ended March 31, 2008 we accrued $300,000 in connection with a re-assessment of our exposure arising from pending litigation and claims. During the corresponding prior year period we incurred $216,000 of such costs. The net increase in legal and settlement costs for the three months ended March 31, 2008 was more than offset by savings arising from various operational efficiencies, including personnel reductions and lower management consulting fees.
     Insurance Marketing Division. The operating results for our Insurance Marketing Division were as follows:

	For the Three Months Ended March 31,
			Dollar	Percent
Dollars in Thousands	2008	2007	Change	Change
Commission revenue	$5,641	$3,332	$2,309	69.3%
Interest income on agent advances	168	84	84	100.0%
Interest income	—	—	—	0.0%

Total revenues	5,809	3,416	2,393	70.1%

Operating expenses:
Commission expense	4,168	2,511	1,657	66.0%
Cost of operations	148	94	54	57.4%
Sales and marketing	701	488	213	43.6%
General and administrative	292	178	114	64.0%
Depreciation and amortization	218	142	76	53.5%
Interest expense	24	43	(19)	-44.2%

Total expenses	5,551	3,456	438	12.7%

Earnings (loss) before taxes	$258	$(40)	$298	-745.0%

Percent of revenue:
Total revenues	100.0%	100.0%

Operating expenses:
Commissions	71.8%	73.5%
Cost of operations	2.5%	2.8%
Sales and marketing	12.1%	14.3%
General and administrative	5.0%	5.2%
Depreciation and amortization	3.8%	4.2%
Interest expense	0.4%	1.3%

Total expenses	95.6%	101.3%

Earnings (loss) before taxes	4.4%	(1.3%)

Insurance Marketing — Summary of Selected Metrics

	2008	2007
Dollars in Thousands (except monthly average)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr (1)	Year (2)
Major Medical — Submitted annualized premiums	$21,001	$17,094	$15,993	$14,143	$16,923	$64,153
Major Medical — Issued annualized premiums	$16,281	$13,120	$12,269	$10,314	$10,524	$46,227
Medicare — Issued Annualized premiums	$271	$1,036	$914	$666	$1,127	$3,743

New issued policies — Major Medical	5,305	3,883	3,555	2,945	3,327	13,710
New issued policies — Medicare	126	475	572	352	652	2,051
Policies in-force at end of period:
Major Medical — AHCP	17,455	16,440	15,317	14,353	13,665	16,440
Major Medical percent change	6.2%	7.3%	6.7%	5.0%	n/a	n/a
Medicare Supplement — ACP	10,844	12,873	13,305	13,549	14,107	12,873
Medicare Supplement percent change	-15.8%	-3.2%	-1.8%	-4.0%	n/a	n/a
Commission revenues	$5,641	$5,456	$5,520	$5,275	$3,332	$19,583
Commission expense	$4,168	$4,113	$4,091	$3,697	$2,511	$14,412
Revenue, net of commission expense	$1,473	$1,343	$1,429	$1,578	$821	$5,171
Average monthly revenue per policy, net of commission expense	$17.05	$15.45	$16.85	$18.90	$9.59

(1)	2 months activity, except for premiums and policies issued

(2)	11 months ended December 31, 2007, except for premiums and policies issued
     Operating results of the Insurance Marketing Division are included only for February 2007 and the following months because the ICM acquisition was completed on January 30, 2007. Accordingly, the first quarter results for 2007 only include two months of operations versus three months for 2008.
     Commissions. Commission revenue per month increased from $1,666,000 per month for the two months ended March 31, 2007 to $1,880,000 per month for the three months ended March 31, 2008, an increase of 12.8%.

     Commission expense increased from $1,256,000 per month for the two months ended March 31, 2007 to $1,389,000 per month for the three months ended March 31, 2008. These increases arose from an increasing number of policies in force for major medical, (from 13,665 at March 31, 2007 to 17,455 at March 31, 2008) offset by a decline in policies in force for Medicare supplement insurance, as reflected in the table above.
     Cost of Operations. Cost of operations remained consistent from $47,000 per month for the two months ended March, 31, 2007 to $49,000 per month for the three months ended March 31, 2008.
     Sales and Marketing. Sales and marketing expenses remained stable from $244,000 per month in the two months ended March 31, 2007 to $234,000 per month for the three months ended March 31, 2008.
     General and Administrative Expenses. General and administrative expenses were consistent from $89,000 per month for the two months ended March 31, 2007 to $97,000 per month for the three months ended March 31, 2008.
     Regional Healthcare Division. The operating results for our Regional Healthcare Division were as follows:

	For the Three Months Ended March 31,
			Dollar	Percent
Dollars in Thousands	2008	2007	Change	Change
Service revenue	$846	$1,736	$(890)	-51.3%
Interest income	2	35	(33)	-94.3%

Total revenues	848	1,771	(923)	-52.1%

Operating expenses:
Commissions	—	—	—	0.0%
Cost of operations	857	1,140	(283)	-24.8%
Sales and marketing	81	128	(47)	-36.7%
General and administrative	290	209	81	38.8%
Depreciation and amortization	25	28	(3)	-10.7%
Interest expense	—	—	—	0.0%

Total expenses	1,253	1,505	(252)	-16.7%

Loss before taxes	$(405)	$266	$(671)	-252.3%

Percent of revenue:
Total revenues	100.0%	100.0%

Operating expenses:
Commissions	0.0%	0.0%
Cost of operations	101.1%	64.4%
Sales and marketing	9.6%	7.2%
General and administrative	34.2%	11.8%
Depreciation and amortization	2.9%	1.6%
Interest expense	0.0%	0.0%

Total expenses	147.8%	85.0%

Earnings (loss) before taxes	(47.8%)	15.0%

Regional Healthcare — Summary of Selected Metrics

	2008	2007
Dollars in Thousands (except monthly average)	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr	Year
Covered employees	11,067	25,612	28,215	29,666	31,005	25,612
Percent Change	(56.8%)	(9.2%)	(4.9%)	(4.3%)	(1.1%)	(18.1%)
Service revenues	$846	$1,593	$1,594	$1,680	$1,736	$6,603
Average monthly revenue per member	$15.38	$19.73	$18.36	$18.46	$18.66	$21.48
     The primary element of our Regional Healthcare Division is our wholly-owned subsidiary, Foresight, through which we offer full third-party administration services. Through Foresight, we provide a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by state and local governmental entities and other large employers that have chosen to self fund their employees’ healthcare benefits. Foresight helps us offer a more complete suite of healthcare service products. Also through Foresight, we provide individuals and employee groups’ access to preferred provider networks, medical escrow accounts and full third-party administration capabilities to adjudicate and pay medical claims.

     Service Revenues. Due to the previously disclosed losses of two significant customer contracts, the Regional Healthcare Division has experienced a significant decline in revenue from $1,771,000 for the three months ended March 31, 2007 to $848,000 for the three months ended March 31, 2008, a decline of 52.1%. While efforts have been made to reduce costs in anticipation of the decline in revenue, these efforts have not been successful in completely offsetting declining revenue.
     Cost of Operations. Cost of operations were reduced by 24.8% from $1,140,000 for the three months ended March 31, 2007 to $858,000 for the three months ended March 31, 2008.
     Sales and Marketing Expenses. Sales and marketing expenses were reduced by 36.7% from $128,000 for the three months ended March 31, 2007 to $81,000 for the three months ended March 31, 2008 due to the loss of significant contracts discussed previously.
     General and Administrative Expenses. General and administrative expenses increased by 38.8% to $290,000 for the three months ended March 31, 2008 due to $146,000 of legal expenses during that period incurred in connection with the federal investigation of the activities of the division’s former CEO.
     Corporate and Other. The operating costs for our corporate and other activities were as follows:

	For the Three Months Ended March 31,
			Dollar	Percent
Dollars in Thousands	2008	2007	Change	Change
Operating expenses:
Commissions	$1	$6	$(5)	-83.3%
Cost of operations	—	—	—	0.0%
Sales and marketing	—	—	—	0.0%
General and administrative	604	668	(64)	-9.6%
Depreciation and amortization	2	2	—	0.0%
Interest income, net	(2)	—	(2)	100.0%

Total expenses	605	676	(66)	-9.8%

Loss before taxes	$(605)	$(676)	$66	-9.8%

     General and Administrative Expenses. The 9.8% decline in general and administrative expenses from the three months ended March 31, 2007 to the three months ended March 31, 2008 was primarily due to lower officer salaries.
Income Tax Provision
     SFAS 109, Accounting for Income Taxes, requires the separate recognition, measured at currently enacted tax rates, of deferred tax assets and deferred tax liabilities for the tax effect of temporary differences between the financial reporting and tax reporting bases of assets and liabilities, and net operating loss carry forward balances for tax purposes. A valuation allowance must be established for deferred tax assets if it is “more likely than not” that all or a portion will not be realized. At March 31, 2008 we did not have any recorded deferred tax assets or liabilities. At December 31, 2007 we had current deferred tax assets of $23,000 and non-current deferred tax liabilities of $23,000. The current deferred tax asset was primarily due to the net operating loss carry-forward that, if not utilized, will expire at various dates through 2027. The deferred tax liability is primarily related to the acquisition related amortizable intangible assets. At March 31, 2008 and December 31, 2007 we had valuation allowances of $291,000 to fully offset net deferred tax assets on these dates.
Liquidity and Capital Resources
     Operating Activities. Net cash used in operating activities for the three months ended March 31, 2008 was $793,000 and net cash provided for the three months ended March 31, 2007 was $659,000. The decrease in net cash provided by operating activities of $1,452,000 was due primarily to greater net losses in the Regional Healthcare and Consumer Plan Divisions, as previously discussed, as well as prior year operations benefiting from the utilization of greater amounts of expenses that were prepaid at December 31, 2006 in conjunction with tax planning strategies.
     Investing Activities. Net cash used by investing activities for the three months ended March 31, 2008 and 2007 was $1,339,000 and $108,000, respectively. The increase in net cash used in investing activities of $1,231,000 was due primarily to $730,000 of additional advancing of commissions to agents as well as pledging $504,000 to secure bonds for regulatory licenses.

     Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2008 was $793,000 and net cash used in financing activities for the three months ended March 31, 2007 was $34,000. The increase in cash provided by financing activities was due primarily to borrowings under a new credit facility with a specialty lender and increases in advances from carriers.
     On March 31, 2008 and December 31, 2007 we had working capital of $1,283,000 and $1,076,000, respectively. The increase in working capital during the first quarter of 2008 of $207,000 was due primarily to long-term borrowings under a new credit facility with a specialty lender, as discussed below.
     We do not have any capital commitments as of March 31, 2008. We anticipate that our capital expenditures for 2008 may exceed the amount incurred during 2007 due to the need to relocate PME’s operating facility and complete other steps to integrate PME into our operations. We require working capital to advance commissions to our agents prior to our receipt of the underlying commission from the insurance carrier. On March 24, 2008, our subsidiary AHCP entered into a Loan and Security Agreement (the “Loan Agreement”) with CFG, LLC (“CFG”). We are co-borrowers under the Loan Agreement. Through the Loan Agreement, CFG loaned AHCP $1,604,972. We used some of the proceeds from this loan to pay off existing debt that we had incurred to finance our agent commission advance program for our Insurance Marketing Division. Additional proceeds from the loan are available for our working capital needs, including the agent advance program. Outstanding balances under the loan are charged interest at a rate that is the greater of (x) five (5) percentage points above the prime rate as reported in the Wall Street Journal as of the first publication day of the month, and (y) 10%. As of March 31, 2008, the interest rate was 11.0% per annum. We are obligated to repay the loan in 36 monthly payments of $52,000, although the monthly amount may change as the applicable interest rate changes. We may prepay the loan at any time without penalty. The debt is secured by the assets, including rights to commissions from insurance carriers, of AHCP. CFG may accelerate the amounts owed under the loan should we default in our obligations under the Loan Agreement.
     Growth in our Insurance Marketing Division will necessitate additional financing to fund future advances. Additionally, if we incur losses from the operation of our Regional Healthcare Division, our cash and working capital may be reduced or consumed. We are attempting to modify our arrangements for clearing credit card charges so that less cash will be required to be pledged to our clearing service providers. However, there is no assurance that those efforts will be successful.
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
ITEM 4. CONTROLS AND PROCEDURES (and ITEM 4T. CONTROLS AND PROCEDURES)
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
     In connection with our quarter end close process and the preparation of this report, an evaluation was performed under the supervision and with the participation of management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures over financial reporting. Based on that evaluation, the Interim Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective at March 31, 2008. The Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting noted below. Our management reported to our auditors and the audit committee of our board of directors that, other than the changes being implemented to remediate the material weakness noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the first quarter of 2008 that would materially affect or was reasonably likely to materially affect our disclosure controls and procedures or internal control over financial reporting.
     The following material weaknesses form the basis for our conclusion at March 31, 2008:
Insurance Marketing Division Commission Processing. Our processing and recording of commission revenues earned and commission expenses earned by and payable to agents are key determinants of material revenues and expenses reported in our financial statements. The processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to agents, are dependent upon our timely receipt of complete and accurate commission information from the insurance carriers whose policies we sell. Our failure to receive such commission information in a timely, complete and accurate fashion could adversely impact our ability to pay commissions in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner. While we have established multiple compensating manual processes designed to partially mitigate these weaknesses, we nevertheless have insufficient control procedures in place to fully assure that commission information received from those insurance carriers is complete, accurate or received in a timely manner. Additionally, some information is processed for us by outside third party service bureaus or administrators. Some of those third party service bureaus or administrators have not had their controls evaluated by independent registered accountants and they have not received SAS 70 reports on their controls. We have performed limited reviews of their controls and have determined that they have insufficient information technology general controls, as further discussed below. Our remediation of the material weakness in controls over the processing of commissions for our Insurance Marketing Division necessitates the development and implementation of a new information technology system that provides us with assurance as to the receipt, from insurance carriers, of commission information in a timely, complete and accurate fashion and replaces or replicates the processes currently performed by certain of the third-party service bureaus or administrators discussed above. We anticipate that these remediation efforts may not be completed until late in 2008.
Information Technology General Controls. During our assessment of internal controls over financial reporting, as they apply to or are affected by our information technology functions, we determined that we had numerous weaknesses in both our internal information technology controls and those at third-party service bureaus or administrators, including:
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

     We anticipate the actions described above and resulting improvements in controls will strengthen our internal control over financial reporting and will, over time, address the related material weaknesses that we identified as of March 31, 2008. However, because many of the controls in our system of internal controls rely extensively on manual review and approval, the successful operation of these controls for, at least, the next several quarters may be required prior to management being able to conclude that the material weaknesses have been remediated.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Except as provided below, there have been no material developments in legal proceedings reported by us in our Annual Report on Form 10-K. There were no new material legal proceedings that arose during the quarter ended March 31, 2008.
     With respect to the States General Life Insurance Matter described more fully in our Annual Report on Form 10-K, our Motion for Summary Judgment on various matters was granted on May 6, 2008. The order granting our motion dismissed the Special Deputy Receiver’s causes of action related to recovery from affiliates, fraudulent transfers, avoidable preferences and under the Uniform Fraudulent Transfer Act. While the granting of our motion does not summarily dismiss the case, it does narrow the issues significantly and makes it less likely that the Special Deputy Receiver will be able to recover any amount from us.
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
DURING THE FIRST QUARTERS OF 2008 AND 2007 WE INCURRED LOSSES FROM OPERATIONS AND THESE LOSSES MAY CONTINUE.
     During the three months ended March 31, 2008 and 2007 we incurred losses before taxes of $1,022,000 and $296,000, respectively, and net losses of $1,043,000 and $325,000, respectively. As part of the net losses in prior years, we incurred goodwill impairment charges of $12,069,000, $6,440,000 including tax considerations of $426,000, and $12,900,000 in 2007, 2006 and 2005, respectively. In 2007, we recorded goodwill impairment charges of $4,092,000 for Foresight due to the loss of significant contracts by the Regional Healthcare Division, $3,377,000 for Capella due to the failure of certain new product and marketing initiatives by the Consumer Plan Division to achieve expected results, and $4,600,000 for the Insurance Marketing Division due to significant declines in sales of Medicare supplemental policies. In 2006, we recorded goodwill impairment charges of $4,066,000 including tax considerations of $426,000 for Foresight (the Regional Healthcare Division and $2,800,000 for Capella (the Consumer Plan Division). In 2005, we recorded a goodwill impairment charge of $12,900,000 related to Capella (the Consumer Plan Division). The operating losses before goodwill impairment charges in 2007 and 2005 were primarily attributable to the continuing costs associated with our medical savings program. There is no assurance that operating losses will not continue or that our operations will become or continue to be profitable in 2008 or thereafter.
WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL ON A TIMELY BASIS OR ON ACCEPTABLE TERMS TO FUND OUR WORKING CAPITAL REQUIREMENTS.
     As a result of our decline in revenues, our merger with ICM, our acquisition of PME, and certain marketing and sales initiatives, we have used significant amounts of cash in our operations and in financing and investing activities. As of March 31, 2008, we had a balance of $1.4 million of unrestricted cash. In the first quarter of 2008, cash used in investing and financing activities was $.8 million and our operating activities used $.6 million in cash. This resulted in a decrease of $1.3 million in our unrestricted cash and cash equivalents during the quarter.
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
THE PENDING FEDERAL INVESTIGATION RELATED TO OUR REGIONAL HEALTHCARE DIVISION MAY RESULT IN THE IMPOSITION OF SUBSTANTIAL PENALTIES AND REQUIRE SUBSTANTIAL RESTITUTION PAYMENTS TO LOCAL GOVERNMENT AGENCIES.
     The former CEO of our Regional Healthcare Division subsidiary, Foresight (formerly Access HealthSource, Inc.), is currently under federal investigation related to the obtaining of certain contracts with local government agencies or entities in the El Paso area. Although no indictments have occurred, we believe that the investigation involves, among other things, allegations of corruption relating to contract procurement for Foresight by its former Chief Executive Officer, Frank Apodaca. In addition to the negative financial effect from the loss of business by the Regional Healthcare Division, we have suffered and may continue to suffer the adverse publicity associated with the investigation. This adverse publicity may adversely affect the reputation of our other divisions and their ability to attract business, and secure financing. We provide no assurance as to the outcome of the investigation. Our financial condition and the results of operations will be adversely affected in the event that we become obligated to pay fines, make restitution payments to the applicable local governmental agencies or entities, and result in the imposition of license restrictions or terminations. We have accrued $125,000 for resolution of this matter.
OUR REGIONAL HEALTHCARE DIVISION SUBSIDIARY, FORESIGHT, DERIVES A LARGE PERCENTAGE OF ITS INCOME FROM A FEW KEY CLIENTS AND THE LOSS OF ANY OF THOSE CLIENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
     The Regional Healthcare Division (Foresight) provides full service third-party administration services to adjudicate and pay medical claims for employers who have self-funded all or any portion of their healthcare costs. This Division’s primary market is governmental entities in the metropolitan area of El Paso, Texas, including cities and school districts. There are a limited number of these types of entities within that metropolitan area. During the second and third quarters of 2007, we announced several adverse events related to the loss of two major customers and possible loss or non-renewal of another major customer beyond contract expirations in 2007. As of June 30, 2007, we re-evaluated the carrying value of goodwill related to Foresight (and this Division) and determined that an impairment charge of $4,092,000 that reduced the carrying value of the goodwill to zero for the loss of these contracts was appropriate. There is no assurance that the Regional Healthcare Division will obtain renewal or extension on its remaining contracts. One remaining client accounts for 45% of the division’s revenue. The loss of any of these remaining contractual relationships will adversely affect our operating results and the loss of more than one of these contractual relationships could have a material adverse effect on our financial condition.
WE HAVE IDENTIFIED MATERIAL WEAKNESSES IN OUR INTERNAL CONTROLS THAT COULD AFFECT OUR ABILITY TO ENSURE TIMELY AND RELIABLE FINANCIAL REPORTS.
     Our processing and recording of commission revenues earned and commission expenses payable to agents are key determinants of material revenues and expenses reported in our financial statements. This processing and recording of commission revenue and expense, together with the accurate and timely disbursement of commission payments to certain agents, is dependent upon our timely receipt of complete and accurate information about such commissions from the insurance carriers whose policies we sell. While we have established multiple compensating manual processes designed to partially mitigate these weaknesses, we nevertheless have insufficient control procedures in place to fully assure that commission information received from those insurance carriers is complete, accurate or received in a timely manner. Additionally, some information is processed for us by outside third-party service bureaus or administrators. Some of those third-party service bureaus or administrators have not had their controls evaluated by independent registered accountants and they have not received SAS 70 reports on their controls. We have performed limited reviews of their controls and have preliminarily determined that they have insufficient information technology controls. Additionally, we determined that we had numerous weaknesses in our own internal information technology controls in these areas. Our failure to receive and process such commission information in a timely, complete and accurate fashion or to process it accurately could adversely impact our ability to pay commissions to our agents in a timely and accurate manner or to state revenues or expenses in our financial statements in a materially correct manner.
WE RELY ON OUR INSURANCE CARRIER PARTNERS TO ACCURATELY AND REGULARLY PREPARE COMMISSION REPORTS, AND IF THESE REPORTS ARE INACCURATE OR NOT SENT TO US IN A TIMELY MANNER, OUR RESULTS OF OPERATIONS COULD SUFFER.
     Our Insurance Marketing Division generates revenues primarily from the receipt of commissions paid to us by insurance companies based upon the insurance policies sold to consumers through agents with which we have contracted. These revenues are in the form of first year and renewal commissions that vary by company and product. In calculating the amount of commission earned by us and in accounting for commission paid to us by insurance companies, we rely on data not under our control, including data provided to us by the insurance company and premium collection and payment service providers engaged by the insurance company to calculate and pay commissions. The data that we receive may fluctuate as the insurance company or its collection and payment service providers make adjustments to their reports of policies sold. We have implemented our own processes to evaluate the data that we receive to help confirm that it is consistent with the number and types of policies that we believe have been sold. However, it is difficult for us to independently determine whether carriers are reporting all commissions due to us, primarily because the majority of our members terminate their policies by discontinuing their premium payments to the carrier instead of informing us of the cancellation. Because we cannot always rely on the accuracy or timeliness of the data that we receive from the insurance company or its payment service providers, our financial reports are subject to adjustment and we may not collect and recognize revenue that we are entitled to, both of which would harm our business, operating results and financial condition.
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

OUR REVENUES IN THE CONSUMER PLAN DIVISION ARE LARGELY DEPENDENT ON THE INDEPENDENT MARKETING REPRESENTATIVES, WHOSE REDUCED SALES EFFORTS OR TERMINATION HAVE RESULTED, AND MAY CONTINUE TO RESULT, IN SIGNIFICANT LOSSES OF REVENUES.
     Our success and growth depend in large part upon our ability to attract, retain and motivate the network of independent marketing representatives who principally market our USA Healthcare Savings and Care Entréetm medical savings programs. Our independent marketing representatives typically offer and sell these programs on a part-time basis, and may engage in other business activities. These marketing representatives may give higher priority to other products or services, reducing their efforts devoted to marketing our programs. Also, our ability to attract and retain marketing representatives could be negatively affected by adverse publicity relating to our programs and operations.
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
GOVERNMENT REGULATION AND RELATED PRIVATE PARTY LITIGATION MAY ADVERSELY AFFECT OUR FINANCIAL POSITION AND LIMIT OUR OPERATIONS.
     In recent years, several states have enacted laws and regulations that govern discount medical program organizations (DMPOs). The laws vary in scope, ranging from registration to a comprehensive licensing process with oversight over all aspects of the program, including the manner by which discount medical programs are sold, the price at which they are sold, the relationship of the DMPO licenses or registrations for our Consumer Plan Division subsidiaries. We hold these licenses in every jurisdiction where a license or registration is required to be held and where the respective subsidiary conducts business. Because these laws and regulations are relatively new, we do not know the full extent of their effect on our business or our ability to maintain all required licenses. Our need to comply with these laws and regulations may adversely affect or limit our future operations and the compliance cost has and will likely continue to have a material adverse effect on our financial position.
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
     We market memberships in associations that have been formed to provide various consumer benefits to their members. These associations may include in their benefit packages insurance products that are issued under group or blanket policies covering the association’s members. Most states allow these memberships to be sold under certain circumstances without a licensed insurance agent making each sale. If a state were to determine that our sales of these memberships do not comply with their regulations, our ability to continue selling these memberships would be adversely affected and we may subject us to fines and penalties and may require our payment of refunds or restitutions to the associations and their members.
     The business practices and compensation arrangements of the insurance intermediary industry, including our practices and arrangements, are subject to uncertainty due to investigations by various government authorities and related private litigation. The legislatures of various states may adopt new laws addressing contingent commission arrangements, including laws prohibiting these arrangements, and addressing disclosures of these arrangements to insureds. Various state departments of insurance may also adopt new regulations addressing these matters. While it is not possible to predict the outcome of the government inquiries and investigations into the insurance industry’s commission payment practices or the response by the market and government regulators, any material decrease in our profit-sharing contingent commissions is likely to have an adverse effect on our results from operations.
OUR FAILURE TO PROTECT OUR MEMBERS’ AND CUSTOMERS’ DATA COULD ADVERSLY AFFECT OUR FINANCIAL POSITION AND OPERATIONS BY DAMAGING OUR REPUTATION, HARMING OUR BUSINESS AND CAUSING US TO EXPEND CAPITAL AND OTHER RESOURCES TO PROTECT AGAINST FUTURE SECURITY BREACHES.
     Certain of our services are based upon the collection, distribution, and protection of sensitive private data. Unauthorized users might access that data, and human error or technological failures might cause the wrongful dissemination of that data. If we experience a security breach, the integrity of certain of our services may be affected and such a breach could violate certain of our marketing partner agreements, which could give our marketing partners the right to terminate their agreements with us. We have incurred, and may incur in the future, significant costs to protect against the threat of a security breach. We may also incur significant costs to solve problems that may be caused by future breaches or to prevent such breaches. Any breach or perceived breach could subject us to legal claims from our marketing partners or customers and/or regulatory or law enforcement entities under laws that govern the protection of non-public personal information. Moreover, any public perception that we have engaged in the unauthorized release of, or have failed to adequately protect, private information could adversely affect our ability to attract and retain members and customers. In addition, unauthorized third parties might alter information in our databases that could adversely affect both our ability to market our services and the credibility of our information.
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
     The Federal Trade Commission (“FTC”) and most states regulate advertising, product claims, and other consumer matters, including advertising of our healthcare savings products. All advertising, promotional and solicitation materials used by our independent marketing representatives and private label customers must be approved by us prior to use. We are currently under investigation by the Texas Attorney General as a result of the activities of one of our private label customers, with whom we have terminated our relationship. While we have not been the target of FTC enforcement action for the advertising of, or product claims related to, our healthcare savings products, there can be no assurance that the FTC will not question our advertising or other operations in the future. In addition, there can be no assurance that a state, in addition to Texas, will not interpret our product claims presumptively valid under federal law as illegal under that state’s regulations, or that future FTC regulations or decisions will not restrict the permissible scope of the claimed savings. We are subject to the risk of claims by our independent marketing representatives and private label customers and members of our Care Entreetm programs of the Consumer Plan Division and those under private label arrangements may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices. These agencies may take action on their own initiative against us for alleged advertising or product claim violations. These actions may include consent decrees and the refund of amounts paid by the complaining members, refunds to an entire class of independent marketing representatives, private label customers or members, or other damages, as well as changes in our method of doing business. A complaint because of a practice of one independent marketing representative or private label customer, whether or not that practice was authorized by us, could result in an order affecting some or all of our independent marketing representatives and private label customers in the particular state, and an order in one state could influence courts or government agencies in other states considering similar matters. Proceedings resulting from these complaints may result in significant defense costs, settlement payments or judgments and could have a material adverse effect on our operations.
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
THE RECORDED GOODWILL ASSOCIATED WITH OUR ACQUISITIONS OF ICM AND PME MAY BECOME IMPAIRED AND REQUIRE A SUBSTANTIAL WRITE-DOWN AND THE RECOGNITION OF AN IMPAIRMENT EXPENSE.
     In connection with our acquisitions of Capella, ICM and PME, we recorded goodwill that had a net aggregate asset value of $5,489,000 at December 31, 2007 and at March 31, 2008. This carrying value has been reduced through impairment charges of

$12,069,000 in 2007, $6,440,000 in 2006, and $12,900,000 in 2005. In the event that the goodwill is determined to be further impaired for any reason, we will be required to write-down or reduce the value of the goodwill and recognize an additional impairment expense. The impairment expense may be substantial in amount and, in such case, adversely affect the results of our operations for the applicable period and may negatively affect the market value of our common stock.
WE MAY FIND IT DIFFICULT TO INTEGRATE PME’S BUSINESSES AND OPERATIONS WITH OUR BUSINESS AND OPERATIONS.
     We believe that PME’s marketing and distribution of dental and vision network access and non-insurance medical discount programs will complement and fit well with our Consumer Plan Division. However, we will not achieve the anticipated benefits of that acquisition unless we successfully integrate the PME operations. There can be no assurance that this will occur.
WE ARE DEPENDENT ON THIRD-PARTY SERVICE PROVIDERS AND THE FAILURE OF THESE SERVICE PROVIDERS TO ADEQUATELY PROVIDE SERVICES TO US COULD AFFECT OUR FINANCIAL RESULTS BECAUSE THIS FAILURE COULD ADVERSELY AFFECT OUR RELATIONSHIP WITH OUR CUSTOMERS.
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
     We are not an insurance company and only market and distribute insurance products and financial services developed and offered by insurance companies. We must develop and maintain relationships with insurance companies that provide products and services for a particular market segment (the elderly, the young family, etc.) that we in turn make available to the independent agents with whom they have contracted to sell the products and services to the individual consumer. Of the eight insurance companies with whom our Insurance Marketing Division has strategic relationships, more than 85% of this Division’s 2007 revenue and 95% of its 2006 and 2005 revenue was attributable to the insurance products and financial services offered by five of the companies. Thus, we are dependent on a relatively small number of insurance companies to provide product and financial services for sale through our channels.
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

     Furthermore, of the approximately 5,000 independent agents with whom our Insurance Marketing Division has active distribution and marketing relationships, more than 80% of this Division’s revenues are attributable to the product sales and financial services through approximately 1,000 independent insurance agents. These agents report through approximately 20 independent general agencies. Thus, we are dependent on a small number of independent insurance agencies for a very significant percentage of our total insurance products and financial services revenue.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
     Exhibits will be provided upon request by the U.S. Securities and Exchange Commission

Exhibit
No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.

3.2	Registrant’s Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.

4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.

4.2	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.

4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.

4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on December 29, 2006

31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Ian R. Stuart as Interim President and Chief Executive Officer.

31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Robert L. Bintliff as Chief Financial Officer and Principal Accounting Officer.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Ian R. Stuart as Interim President and Chief Executive Officer.

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Robert L. Bintliff as Chief Financial Officer and Principal Accounting Officer.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PLANS USA, INC. (Registrant)
Date: May 9, 2008	By:	/s/ IAN R. STUART
Ian R. Stuart
Interim President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ ROBERT L. BINTLIFF
Robert L. Bintliff
Chief Financial Officer and Principal Accounting Officer

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	As of	As of
Dollars in Thousands	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,372	$2,711
Restricted short-term investments	1,735	1,231

Total cash and short-term investments	3,107	3,942
Accounts and notes receivable, net	1,083	1,054
Advanced agent commissions, net	6,062	5,332
Income taxes receivable, net	70	70
Prepaid expenses	298	193
Deferred tax asset	—	23

Total current assets	10,620	10,614

Fixed assets, net	706	682
Goodwill, net	5,489	5,489
Other intangible assets, net	3,707	3,960
Other assets	189	73

Total assets	$20,711	$20,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$628	$563
Short-term debt	736	1,255
Income taxes payable	261	267
Unearned commissions	4,362	4,126
Deferred service fees and deferred enrollment fees, net of acquisition costs	295	378
Current portion of capital leases	—	48
Other accrued liabilities	3,055	2,901

Total current liabilities	9,337	9,538

Long-term debt	1,124	—
Deferred tax liability	—	23

Total liabilities	10,461	9,561

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $1.00 par value, 2,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 100,000,000 shares authorized; 20,749,145 issued and 20,269,145 outstanding	207	207
Additional paid-in capital	40,655	40,619
Accumulated deficit	(29,603)	(28,560)
Less: treasury stock (480,000 shares)	(1,009)	(1,009)

Total stockholders’ equity	10,250	11,257

Total liabilities and stockholders’ equity	$20,711	$20,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months Ended
	March 31,
Dollars in Thousands, except Earnings per Share	2008	2007
Commission and service revenues	$10,402	$8,189
Interest income on agent advances	168	84
Interest income	15	52

Total revenues	10,585	8,325
Operating expenses:
Commissions	5,621	3,219
Cost of operations	2,810	2,408
Sales and marketing	925	956
General and administrative	1,887	1,743
Depreciation and amortization	335	247
Interest expense	29	48

Total operating expenses	11,607	8,621

Loss before taxes	(1,022)	(296)
Provision for income taxes expense	21	29

Net loss	$(1,043)	$(325)

Loss per share:
Basic and diluted:	$(0.05)	$(0.02)

Weighted average number of common shares outstanding, basic and diluted:	20,269,145	16,561,766

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	COMMON STOCK		ADDITIONAL	ACCUMULATED	TREASURY STOCK
Dollars in Thousands	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	SHARES	AMOUNT	TOTAL
Balance, December 31, 2007	20,749,145	$207	$40,619	$(28,560)	(480,000)	$(1,009)	$11,257
Stock option awards	—	—	36	—	—	—	36
Net loss	—	—	—	(1,043)	—	—	(1,043)

Balance, March 31, 2008 (unaudited)	20,749,145	$207	$40,655	$(29,603)	(480,000)	$(1,009)	$10,250

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months
	Ended March 31,
Dollars in Thousands	2008	2007
Operating activities:
Net loss	$(1,043)	$(325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	335	250
Provision for losses on accounts and notes receivable	48	(19)
Loss on disposal and impairment of fixed assets	—	32
Stock options expense	36	259
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	(77)	120
Income taxes receivable, net of payable	(6)	28
Inventory	—	6
Prepaid expenses	(105)	475
Other assets	(117)	(12)
Accounts payable	65	111
Accrued liabilities	154	(196)
Deferred service fees and deferred enrollment fees, net of acquisition costs	(83)	(70)

Net cash (used) provided by operating activities	(793)	659

Investing activities:
(Increase) decrease in restricted short-term investments	(504)	320
Increase in advanced agent commissions	(730)	(361)
Purchase of fixed assets	(105)	(144)
Cash acquired in business combination, net	—	77

Net cash used in investing activities	(1,339)	(108)

Financing activities:
Payments of capital leases	(48)	(50)
Increase (decrease) in debt, net	605	(44)
Unearned commissions	236	60

Net cash provided by (used) in financing activities	793	(34)

Net change in cash and cash equivalents	(1,339)	517
Cash and cash equivalents at beginning of period	2,711	3,232

Cash and cash equivalents at end of period	$1,372	$3,749

Supplemental disclosure:
Income taxes recovered (paid), net	$(35)	$—

Interest paid	$29	$48

Non-cash investing and financing activities:
Accrued cash and stock issuance for consideration on business combination	$—	$7,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

ACCESS PLANS USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Interim Financial Information
     The accompanying condensed consolidated financial statements are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position at such dates and of the operations and cash flows for the periods then ended. The financial information is presented in a condensed format, and it does not include all of the footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of results that may be expected for the entire year. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and reported amounts of revenues and expenses during the reporting periods under consideration. Actual results could differ materially from such assumptions and estimates. The accompanying condensed consolidated financial statements and related footnotes should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2007 Form 10-K filed with the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 2 — Summary of Significant Accounting Policies
     Basis of Presentation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company’s wholly-owned subsidiaries, the Capella Group, Inc. (“Capella”), Insuraco USA LLC (“Insuraco”), Access Healthsource, Inc., doing business as Foresight TPA (“Foresight”), and Protective Marketing Enterprises, Inc. (“PME”). All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.
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
     Insurance Marketing Division Revenues. The revenue of the Company’s Insurance Marketing Division is primarily from sales commissions due from the insurance companies it represents. These sales commissions are generally a percentage of premiums collected. Commission income and policy fees, other than initial enrollment fees, and corresponding commission expense payable to agents, are generally recognized at their gross amount, as earned on a monthly basis, until such time as the underlying policyholder contract is terminated. Advanced commissions received are recorded as unearned insurance commissions and are recognized in income as earned. Initial enrollment fees are deferred and amortized over the estimated lives of the respective policies. The estimated weighted average life for the policies sold ranges from eighteen months to two years and is based upon the Company’s historical policyholder contract termination experience.

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
     Consumer Plan. Commissions on Consumer Plan Division revenues are accrued in the month in which a member has enrolled in the program. These commissions are only paid to the Company’s independent marketing representatives in the month following the receipt of the related membership fees. In 2007, the Company began issuing advances of commissions on certain Consumer Plan programs to increase sales representative recruitment. In 2008, the Company began paying accelerated commissions, comprising amounts paid in excess of the initial revenue collected at the time of sale, on certain programs. These commissions have been expensed as incurred, rather than being capitalized and amortized over the expected lives of the respective programs.
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
     Acquisition Costs. Certain policy acquisition costs, generally lead expenses for sales of major medical policies, are capitalized and amortized over the estimated lives of the respective policies, provided that the amount capitalized does not exceed the amount of capitalized and deferred enrollment fees for the Insurance Marketing Division. The estimated weighted-average life for the policies sold ranges from 18 to 24 months, and is based upon our historical policyholder contract termination experience.
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
     Unrestricted Short-Term Investments. Unrestricted short-term investments represent investments with original maturities of more than three months and less than one year.
     Restricted Short-Term Investments. Restricted short-term investments represent investments with original maturities of one year or less pledged to obtain processing and collection arrangements for credit card and automated clearing house payments.
     Accounts Receivable. Accounts receivable generally represent commissions and fees due from insurance carriers and plan sponsors. Accounts receivable are reviewed on a monthly basis to determine if any receivables will be potentially uncollectible. An allowance is provided for any accounts receivable balance where recovery is considered to be doubtful. Accounts receivable are written off when they are determined to be uncollectible. The Company does not require collateral as security for payment of its receivables.
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
     The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of March 31, 2008 and 2007, the net book value of capitalized software costs was $130,000 and $339,000, respectively. Amortization expense related to capitalized software was $13,000 and $26,000 for the three months ended March 31, 2008 and 2007, respectively.
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
     Income Taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of assets and liabilities for financial and income tax reporting. The net deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. As of March 31, 2008, we evaluated the probability of recognizing the benefit of deferred tax assets through the reduction of taxes otherwise payable in the future. We determined that a valuation allowance to fully offset net deferred tax assets was appropriate as of March 31, 2008.
     On July 14, 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. We adopted the provisions of FIN 48 on January 1, 2007. We have analyzed all filing positions in federal and state tax jurisdictions where we are required to file income tax returns. Our major tax jurisdictions include the federal jurisdiction and the state of Texas. Tax years open to examination include 2003 through 2006 for the federal return. A federal audit for 2004 has been completed with no change to our tax liability. The Texas audit for Capella for the years 2002-2005 have been concluded with no material change to our tax provision. We have elected to recognize penalties and interest related to tax liabilities as a component of income tax expense and income taxes payable. As of March 31, 2008 and 2007, income taxes payable included $55,000 and $90,000 of accrued interest expense, respectively, and $3,750 and $26,000 of accrued penalties, respectively, related to state tax liabilities.
     Net Earnings per Share. Basic net earnings per share is calculated by dividing the net earnings by the weighted average number of shares outstanding for the year without consideration for common stock equivalents. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding for the year. Diluted earnings per share are not considered when there is a net loss. The number of stock options and warrants that were considered out-of-the-money and thus excluded for purposes of the diluted earnings per share calculation for three months ended March 31, 2008 and 2007 was 1,292,500 and 893,354, respectively.

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
     During 2008, insurance commissions on sales of policies for two carriers amounted to 15.6% and 16.3% of our total revenue. Additionally, a material portion of our Regional Healthcare Division’s revenues have historically been derived from its contractual relationships with a few key governmental entities in the El Paso, Texas region. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information.
     Fair Value of Financial Instruments. The recorded amounts of cash, short-term investments, accounts receivable, income taxes receivable, notes receivable, accounts payable, accrued liabilities, income taxes payable and capital lease obligations approximate fair value because of the short-term maturity of these items.
     Stock Option Expense and Option-Pricing Model. Recognized compensation expense for stock options granted to employees includes: (a) compensation cost for all share-based payments previously granted, but not yet vested, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based-Compensation,” and (b) compensation cost for all share-based payments currently granted based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R), “Share- Based Payment.” The binomial lattice option-pricing model is used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are expected stock price volatility, the expected pre-vesting forfeiture rate and the risk-free interest rate. Expected volatility was calculated based upon actual historical stock price movements over the most recent period ended March 31, 2008 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent period ended March 31, 2008 for the expected option term. The risk-free interest rate is based on the interest rate of zero-coupon United States Treasury securities over the expected option term.
     Recently Issued Accounting Standards In September 2006, the FASB issued Statement of SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in U.S. Generally Accepted Accounting Principles (“GAAP”) and expands disclosures about fair value measurements. Application of this standard is required beginning in 2008. It has not had a material impact through March 31, 2008.
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
     In December 2007, the FASB issued SFAS No. 141R (FAS 141R), “Business Combinations,” that revises FAS 141 and changes multiple aspects of the accounting for business combinations. Under the guidance in FAS 141R, the acquisition method must be used, which requires the acquirer to recognize most identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree at their full fair value on the acquisition date. Goodwill is to be recognized as the excess of the consideration transferred plus the fair value of the non-controlling interest over the fair values of the identifiable net assets acquired. Subsequent changes in the fair value of contingent consideration classified as a liability are to be recognized in earnings, while contingent consideration classified as equity is not to be re-measured. Costs such as transaction costs are to be excluded from acquisition accounting, generally leading to recognizing expense, and, additionally, restructuring costs that do not meet certain criteria at acquisition date are to be subsequently recognized as post-acquisition costs. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The company anticipates that adoption of this pronouncement will not have a material impact on its financial position or results of operations.
     Reclassifications. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
Note 3 — Business Acquisitions
     On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). On October 1, 2007 the Company completed its acquisition of Protective Marketing Enterprises, Inc. (“PME”).

     The following proforma condensed results of operations have been prepared as if the Company’s acquisitions of ICM and PME occurred on January 1, 2007:

For the Three Months Ended March 31,
(unaudited)
Dollars in Thousands	2007
Service revenues	$13,437

Net (loss) earnings	$(734)

(Loss) earnings per share, basic and diluted Continuing operations	$(0.04)

Weighted average number of common shares outstanding, basic and diluted:	20,269,145

     The proforma revenues for the three months ended March 31, 2007 reflected above include $3,446,000 of revenue from PME’s operations. Because PME had discontinued much of its marketing activities during 2007, its revenues declined to $1,320,000 for the three months ended December 31, 2007.
Note 4 — Intangible Assets
     The changes in the carrying amount of the Company’s intangible assets for the three months ended March 31, 2008 are as follows:

		Customer	Agent	Total
Dollars in Thousands	Goodwill	Contracts	Relationships	(Unaudited)
Intangible assets, balance as of December 31, 2007	$5,489	$1,704	$2,256	$9,449
Amortization of intangibles	—	(177)	(76)	(253)

Intangible assets, balance as of March 31, 2008	$5,489	$1,527	$2,180	$9,196

     Goodwill is subject to impairment of valuations as described above but is not subject to amortization. During 2007, the Company recorded additions to intangible assets subject to amortization of $4,773,000, with a weighted average amortization life of 4.6 years. The components of finite-lived intangible assets acquired during 2007 are: $2,282,000 — Customer contracts (3.2 years); $1,900,000 — Agent relationships (8 years); and $591,000 — Network contracts (8 years).
Note 5 — Advanced Agent Commissions
     Advanced agent commissions consist of:

As of March 31, 2008
Dollars in Thousands	(Unaudited)
Advances funded by:
Specialty lending corporation	$1,605
Insurance carriers	4,362
Self-funded	495

Sub-total	6,462
Allowance for doubtful recoveries	(400)

Total advanced agent commissions	$6,062

Note 6 — Short-term and Long-term Debt
     The Company’s short-term and long-term debt consists of:

As of March 31, 2008
Dollars in Thousands	(Unaudited)
Short-term debt:
Loan from specialty lending corporation	$481
Promissory note from related party (Peter Nauert Estate)	255

Total short-term debt	$736

Long-term debt:
Loan from specialty lending corporation	$1,124

Total long-term debt	$1,124

     On September 28, 2007, the Company entered into a loan arrangement with the Peter W. Nauert Revocable Trust U/A/D 8-71978 (the “Nauert Trust”). The Nauert Trust holds approximately 27% of the Company’s issued and outstanding common stock. Under this arrangement, the Nauert Trust lent the Company $500,000 as evidenced by the Revolving Promissory Note (the “Note”) of which $255,000 remains outstanding at March 31, 2008. The Note matures September 28, 2008 and all principal and interest will be due and payable. The outstanding principal balance of the Note accrues interest at a rate of 0.5% below the Prime Rate charged by a designated local bank (4.75% at March 31, 2008). Based upon the current interest rate, the Note requires monthly principal and interest payments of $43,321. The proceeds from this loan were used to pay down existing financing arrangements with an unrelated third-party lender.
     On March 24, 2008, our subsidiary AHCP entered into a Loan and Security Agreement (the “Loan Agreement”) with CFG, LLC (“CFG”). The Company is a co-borrower under the Loan Agreement. Through that Loan Agreement, CFG loaned to AHCP $1,604,972. The Company used part of the loan proceeds to pay off existing indebtedness incurred to finance its agent commission advance program for the Insurance Marketing Division. Additional loan proceeds are available for the Company’s working capital needs, including the agent advance program. Outstanding balances under this loan are bear interest at a rate that is the greater of (x) five percentage points above the Prime Rate (as defined in the Wall Street Journal as of the first publication day of the month), or (y) 10%. As of March 31, 2008, the interest rate was 11.0% per annum. The principal amount of this loan is payable in 36 monthly installments of $52,000, plus interest. The loan may be prepaid without penalty. The loan is secured by the assets, including rights to commissions from insurance carriers, of AHCP. CFG may accelerate the principal installments in the event of our default under the Loan Agreement terms.
Note 7 — Common Stock Options
     Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2008 was approximately $87,000, which is expected to be recognized over a weighted average period of approximately 1.4 years.
     The following table summarizes stock options outstanding and changes during the period:

	Outstanding Options
				Weighted
				Average
		Weighted		Remaining
		Average	Weighted	Contractual
		Exercise	Average	Term	Aggregate
	Number of Shares	Price	Fair Value	(in years)	Intrinsic Value
Outstanding at January 1, 2008	1,317,500	$1.95	$1.16	2.9	$250,000
Granted	—	—	—	—	$—
Exercised	—	—	—	—	$—
Forfeited	(25,000)	2.00	1.71	—	$—

Outstanding at March 31, 2008	1,292,500	1.95	1.15	2.5	$—

Vested (exercisable)	1,013,750	1.98	1.18	2.5	$—
Non-Vested	278,750	1.83	1.04	3.3	$—

Outstanding at March 31, 2008	1,292,500	$1.95	$1.15	2.7	$—

     No stock options were exercised during the three months ended March 31, 2008. The Company did not realize any tax deductions related to the exercise of stock options during this period. The Company will record such deductions to deferred tax assets and/or additional paid in capital when realized. As of March 31, 2008 shares available for grant under the 1999 Option Plan and 2002 Non-Employee Stock Option Plan were 603,294 and 929,500, respectively.

     Stock options outstanding and currently exercisable at March 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Life	Average		Average
Range of exercise prices	Outstanding	(in years)	Exercise Price	Outstanding	Exercise Price
$1.05 to $1.75	287,000	3.8	$1.37	287,000	$1.37
$1.76 to $3.55	988,500	2.4	2.08	709,750	2.17
$3.56 to $5.25	17,000	0.8	4.36	17,000	4.36

	1,292,500	2.6	1.95	1,013,750	1.98

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
     The Company has an arrangement with Insurance Producers Group of America, Inc. (“IPG”). IPG was a subsidiary of ICM before it merged with ICM in January of this year, but was distributed to certain ICM shareholders prior to its merger. IPG markets insurance products through career agents that it has appointed. The Company’s arrangement with IPG allows IPG to use a portion of its office space and also allows certain of the Company’s officers and employees to provide services to IPG. IPG pays the Company, on an arm’s length basis, for the use of the space and the use of its employees. The monthly amount paid to the Company varies but is less than $5,000 per month. IPG is managed by individuals not related to the Company, but Ian Stuart, the Company’s Interim President and CEO, owns approximately 11% of the issued and outstanding shares of IPG and, occasionally provides management services to IPG. In addition, during April 2008, the Peter Nauert Revocable Trust, which owns 27% of the Company’s issued and outstanding common stock, sold its interest in IPG.
     See Note 6 for a discussion of a note payable to the Nauert Trust.
Note 9 — Risk Concentration
     Currently, 86% of the Company’s Insurance Marketing Division revenue is derived from insurance products underwritten by five insurance carriers. During the three months ended March 31, 2008, 60%, of the Company’s revenues arose from commissions on policies written by two health insurance carriers. The Company believes all of these insurance carriers to be financially sound, based in part upon A.M. Best ratings of B+ or better, and that all accounts due from these carriers will be collected in full. If the Company’s relationship with one or more of these carriers was severed, the revenue impact would be nominal in the short term, but could be significant over the long term. However, management believes the Company has the ability to replace carriers with little or no difficulty.
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
     On December 21, 2007, the Company received a favorable verdict. The plaintiffs have indicated that they plan to appeal. A negative result in this case would have a material affect on the Company’s financial condition and would limit the Company’s ability (and that of other healthcare discount programs) to do business in California.
     The Company believes it has complied with all applicable statues and regulations in the state of California. Although the Company believes the Plaintiffs’ claims are without merit, the Company cannot provide any assurance regarding the outcome or results of this litigation.
     State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against Capella and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health was a third- party marketer of the Company’s discount medical card programs, but is otherwise not affiliated with the Company’s subsidiaries or the Company. The lawsuit alleges that Care Entréetm, directly and through at least one other party that formerly resold the services of Care Entréetm’s to the public, violated certain provisions of the Texas Deceptive Trade Practices Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. The Company believes that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Unfavorable findings in this lawsuit could have a material adverse effect on the Company’s financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.
     Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc. (“Foresight”) In June 2004, the Company acquired Foresight (formerly Access Healthsource, Inc.) and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on the Company’s Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and C.E.O. of Foresight from the Company’s acquisition until September 3, 2007, on which his date his employment was terminated by the Company. Mr. Apodaca, who had been placed on leave prior to the termination of his employment, also served as Chief Administrative Officer and a member of the Board of Directors of NCED. Mr. Apodaca also served as the Company’s President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with the Company allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED is one of the Company’s greater than 10% shareholders as a result of shares it received from the acquisition of Foresight.
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
     The Company has accrued $575,000 for resolution of the above matters.

     In connection with the Company’s acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and the Company against any losses resulting from this matter. Although the Company can provide no assurance, we believe that the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operation, or liquidity, and no amounts for any potential losses have been accrued at March 31, 2008.
     Restricted Short-Term Investments. In order to arrange for the processing and collection of credit card and automated clearing house payments to it from its customers, the company has pledged cash and short-term investments in the aggregate amounts of $1,735,000 and $1,231,000 as of March 31, 2008 and December 31, 2007, respectively.
Note 11 — Segmented Information
     The Company discloses segment information in accordance with SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, that requires companies to report selected segment information on a quarterly basis and to report certain entity- wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company’s reportable segments are strategic divisions that offer different services and are managed separately as each division requires different resources and marketing strategies. The Company’s Consumer Plan Division segment, the Company’s largest segment, offers savings on healthcare services to persons who are un-insured, under-insured, or who have elected to purchase only high deductible or limited benefit medical insurance policies, by providing access to the same preferred provider organizations (PPOs) that are utilized by many insurance companies and employers who self-fund at least a portion of their employees’ healthcare risk. These programs are sold primarily through private label resellers and a network marketing strategy. The Company’s Insurance Marketing Division provides web-based technology, specialty products and marketing of individual health insurance products and related benefits plans, primarily through a broad network of independent agency channels. The Company’s Regional Healthcare Division segment provides a wide range of healthcare claims administration services and other cost containment procedures that are frequently required by governments and other large employers who have chosen to self-fund their healthcare benefits requirements.
     The accounting policies of the segments are consistent with those described in the summary of significant accounting policies in Note 2. Intersegment sales are not material and all intersegment transfers are eliminated.
     The Company evaluates segment performance based on revenues and income before provision for income taxes. The following table summarizes segment information for continuing operations:

	For the Three Months Ended March 31, 2008 (unaudited)
	Consumer	Insurance	Regional	Corporate
	Plan	Marketing	Healthcare	and Other
Dollars in Thousands	Division	Division	Division	Division	Total
Commission and service revenue(1)	$3,915	$5,641	$846	$—	$10,402
Interest income	13	168	2	—	183

Total revenue	3,928	5,809	848	—	10,585
Income (loss) before income taxes	(270)	258	(405)	(605)	(1,022)
Interest expense	7	24	—	(2)	29
Depreciation and amortization	90	218	25	2	335
Tax provision (benefit) (2)	18	11	5	(13)	21
Assets acquired, net of disposals	105	—	—	—	105
Intangible assets and goodwill(2)	979	8,212	—	5	9,196
Assets held	2,447	15,552	3,920	(1,208)	20,711

	For the Three Months Ended March 31, 2007 (unaudited)
	Consumer	Insurance	Regional	Corporate
	Plan	Marketing	Healthcare	and Other
Dollars in Thousands	Division	Division	Division	Division	Total
Commission and service revenue(1)	$3,104	$3,332	$1,736	$17	$8,189
Interest income	17	84	35	—	136

Total revenue	3,121	3,416	1,771	17	8,325
Income (loss) before income taxes	154	(40)	266	(676)	(296)
Interest expense	5	43	—	—	48
Depreciation and amortization	75	142	28	2	247
Tax provision (benefit) (2)	4	7	12	6	29
Assets acquired, net of disposals	109	—	(36)	—	73
Intangible assets and goodwill(2)	3,377	13,580	4,091	5	21,053
Assets held	5,004	19,751	8,276	1,564	34,595

(1)	Certain prior period amounts have been reclassified to conform to the current period’s presentation.

(2)	Income tax expense (benefit) is not allocated to the operations of the related segment.