Form 10-Q
period 2008-06-30
Access Plans USA, Inc.
filed 2008-08-14
CIK 1017440

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended June 30, 2008
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

Large Accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☑
     Indicate by checkmark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐ No ☑
     As of August 14, 2008 the Registrant had outstanding 20,269,145 shares of Common Stock, $.01 par value.

ACCESS PLANS USA, INC.
FORM 10-Q
For the Quarter Ended June 30, 2008

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 18.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
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
General
We at Access Plans USA, Inc., develop and distribute quality affordable consumer driven healthcare programs for individuals, and to a lesser extent, employer groups. Our products and programs are designed to deal with the rising costs of healthcare. These programs include health insurance plans and non-insurance healthcare discount programs to help provide solutions for the millions of Americans who need access to affordable healthcare.
Since December 31, 2007, we did not actively engage in the sale and marketing of Medicare insurance programs. In June of 2008, we sold all of our rights to future override commissions on substantially all of the Medicare supplement business previously sold by agents contracted with ACP Agency, a wholly-owned subsidiary. Other business written by ACP Agency has been relatively minor and accordingly, the results of ACP Agency, which were previously included in the Insurance Marketing Division, have been reclassified as a discontinued operation.
Our current operations are organized under three business divisions:
•	Consumer Plan Division: Consumer Plan develops and markets non-insurance healthcare discount programs and association memberships that include defined benefit insurance features through multiple distribution channels. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, limited benefit insured plans and supplemental programs. Our distribution channels currently include network marketing representatives, independent agents and consumer direct tele-sales call centers. We also market to internet portals and financial institutions and wholesale lease some of our programs. This Division operates through our wholly-owned subsidiaries, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). PME was acquired in October 2007, and operates a proprietary customer healthcare advocacy department and proprietary dental and vision networks that provide services at negotiated rates to members of our discount medical plans (“program members”) and to members of other plans that have contracted with us for access to our networks (“network access members”). PME also has a back-office support platform that includes billing, administration and commission disbursement systems. Prior to 2007, this Division was referred to as our Consumer Healthcare Savings segment.
•	Insurance Marketing Division: Insurance Marketing offers and sells individual major medical health insurance products and related benefit plans, including specialty insurance products, primarily through a national network of independent agents (AHCP Agency). We support AHCP agents with access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs including an annual convention, web-based technology, and back-office support. Prior to the second quarter of 2008, this Division also included the results of ACP Agency (a broad network of independent agents that distributed Medicare supplement insurance programs to individuals) that is now reported as a discontinued operation, as further discussed below. This Division, which operates as Insuraco USA LLC (“Insuraco”), was acquired in January 2007 in connection with our merger with Insurance Capital Management USA, Inc.

•	Regional Healthcare Division: Regional Healthcare provides third-party claims administration, healthcare provider network management, and utilization management services primarily for El Paso-based employer groups that utilize partially self-funded strategies to finance their employee benefit programs. Regional Healthcare also owns and manages a proprietary network of medical providers. Prior to 2007, this Division, which currently operates as Foresight TPA, was referred to as or Employer and Group Healthcare Services segment.
Results of Operations
A summary of our results of operations for the three and six months ended June 30, 2008 and 2007 is set forth below. The financial statements appearing elsewhere in this report provide additional related information. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

{$ in thousands}	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007(a)	Change	2008	2007(a)	Change
Total revenue	$10,058	$9,065	11%	$19,739	$16,363	21%
Direct expenses	6,612	4,843	37%	12,895	8,252	56%

Gross margin	3,446	4,222	-18%	6,844	8,111	-16%
Total operating expenses	4,212	9,694	-57%	8,708	13,920	-37%

Loss from continuing operations before income taxes	$(766)	$(5,472)		$(1,864)	$(5,809)

Net loss	$(325)	$(5,452)		$(1,369)	$(5,777)

a) Reclassified to conform to the current period’s presentation.
Total revenue: The 11% increase in second quarter revenue to $10,058,000 reflects a 29% growth in Insurance Marketing revenue and increased revenue attributable to Consumer Plan’s October 1, 2007 acquisition of Protective Marketing Enterprises, Inc. (PME) being partially offset by a 60% decrease in Regional Healthcare revenues driven by this Division’s previously disclosed loss of two major contracts. The 21% year-to-date revenue growth to $19,739,000 reflects a comparable trend - compounded by the inclusion of only five months of Insurance Marketing revenues in 2007 (Insurance Marketing was acquired January 30, 2007).
Gross margin: Gross margin comprises commission and services revenues, plus interest income, less commission costs, healthcare provider network benefit costs, other costs that are directly related to the generation of revenue, and interest expense. The 18% second quarter and 16% year-to-date decline in gross margin to $3,446,000, and $6,844,000, respectively, was driven by the previously disclosed 2007 termination of two major Regional Healthcare contracts. The significant decline in Regional Healthcare gross margin was partially offset by some growth in Consumer Plan and Insurance Marketing gross margins, as more fully discussed below.
Total operating expenses: The substantial quarter and year-to-date reductions in operating expenses were driven by the absence of the $4,092,000 prior year goodwill impairment charge attributable to the termination of two major Regional Healthcare contracts and lower restructuring charges compared to the prior year. Additionally, we benefited from lower quarterly and year-to-date Regional Healthcare costs, reflecting actions taken to reduce expenses in this division. In the second quarter of 2008, we also realized a net reduction in operating costs compared to the prior quarter reflecting the transfer of the call center billing and administration functions onto the PME platform and a curtailment of Insurance Marketing administrative costs.
Loss from continuing operations before income taxes: The loss from continuing operations before income taxes aggregated $766,000 for the second quarter and $1,864,000 year-to-date. The earnings resulting from the maturity of Insurance Marketing’s AHCP Agency into a profitable operation, combined with the modest turnaround in Consumer Plan’s second quarter operating results, were more than offset by Regional Healthcare’s 2008 losses and the substantial, albeit lower second quarter, costs attributable to operating as a publicly-held company, that are included in Corporate and Other.

Net loss: The inclusion of results from discontinued operations, principally the $385,000 second quarter 2008 net gain on sale of the Medicare supplement override commissions, reduced the net loss to $325,000 for the second quarter and $1,369,000 year-to-date. The modest income tax expense is attributable to state franchise taxes. We have not recognized any tax benefits attributable to net operating loss carry-forwards, as currently it is “more likely than not” that all, or a portion of this benefit, which approximates $500,000 at June 30, 2008, will not be realized.
The following table sets forth revenue, gross margin and the income (loss), by segment, from continuing operations.

{$ in thousands}	Three Months Ended June 30,			Six Months Ended June 30,
Total Revenue - by segment	2008	2007(a)	Change	2008	2007(a)	Change
Consumer Plan	$4,092	$3,269	25%	$7,998	$6,410	25%
Insurance Marketing	5,267	4,077	29%	10,190	6,447	58%
Regional Healthcare	685	1,709	-60%	1,532	3,479	-56%
Corporate	14	10		19	27

Total	$10,058	$9,065	11%	$19,739	$16,363	21%

Gross margin - by segment
Consumer Plan	$1,553	$1,420	9%	$2,928	$2,948	-1%
Insurance Marketing	1,230	1,159	6%	2,446	1,830	34%
Regional Healthcare	655	1,639	-60%	1,458	3,318	-56%
Corporate	8	4	*	12	15	*

Total	$3,446	$4,222	-18%	$6,844	$8,111	-16%

Income (loss) from continuing operations before taxes - by Segment
Consumer Plan	$116	$(640)	*	$(152)	$(484)	*
Insurance Marketing	189	(150)	*	371	(231)	*
Regional Healthcare	(478)	(4,085)	*	(885)	(3,819)	*
Corporate	(593)	(597)	*	(1,198)	(1,275)	*

Total	$(766)	$(5,472)	*	$(1,864)	$(5,809)	*

a) Reclassified to conform to the current period’s presentation.
* Percent change not meaningful.

Consumer Plan Division. The operating results for our Consumer Plan Division are set forth below.

{$ in thousands}	Three Months Ended June 30,			Six Months Ended June 30,
Results of Operations	2008	2007(a)	Change	2008	2007(a)	Change
Total revenue	$4,092	$3,269	25%	$7,998	$6,410	25%
Direct expenses	2,539	1,849	37%	5,070	3,462	46%

Gross margin	1,553	1,420	9%	2,928	2,948	-1%

Personnel costs	855	527	62%	1,740	1,037	68%
Other sales, general and administrative expenses	492	985	-50%	1,159	1,772	-35%
Depreciation and amortization	90	26	246%	181	101	79%
Restructuring and severance	-	522	*	-	522	*

Total operating expenses	1,437	2,060	-30%	3,080	3,432	-10%

Operating income (loss) before income taxes	$116	$(640)	*	$(152)	$(484)	*

Percent of revenue:
Total revenue	100%	100%		100%	100%
Direct expenses	62%	57%		63%	54%

Gross margin	38%	43%		37%	46%

Personnel costs	21%	16%		22%	16%
Other sales, general and administrative expenses	12%	30%		15%	28%
Depreciation and amortization	2%	1%		2%	2%
Restructuring and severance	0%	16%		0%	8%

Total operating expenses	35%	63%		39%	54%

Operating income (loss) before income taxes	3%	-20%		-2%	-8%

	2008		2007
Selected Metrics	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Program members:
New members enrolled	17,621	25,912	12,789	6,771	7,483	6,461
Members at end of period	49,709	55,535	39,737	27,902	28,965	30,649
Change from prior quarter	-10%	40%	42%	-4%	-5%
Network access members:
Members at end of period	38,278	37,950	46,718
Change from prior quarter	1%	-19%

Total revenue	$4,092	$3,906	$4,238	$3,146	$3,269	$3,141
Change from prior quarter	5%	-8%	35%	-4%	4%	-2%

Direct expenses (a)	2,539	2,531	2,503	1,904	1,849	1,613

Gross margin (a)	1,553	1,375	1,735	1,242	1,420	1,528
Gross margin ratio	38%	35%	41%	39%	43%	49%
Change from prior quarter	13%	-21%	40%	-13%	-7%	-13%

Operating expenses (b)	1,437	1,643	1,467	4,421	2,060	1,372

Operating income (loss) before income taxes (b)	$116	$(268)	$268	$(3,179)	$(640)	$156

a) Reclassified to conform to the current period’s presentation.
b) Third quarter 2007 operating expenses include a $3,377,000 goodwill impairment charge.
* Percent change not meaningful.

Total revenue: The 25% increase in second quarter and year-to-date revenue to $4,092,000, and $7,998,000, respectively, was primarily driven by the revenue from customers obtained in the October 2007 acquisition of PME. Revenue from new sales subsequent to this acquisition was substantially offset by the member terminations attributable to sales made by both Capella and PME prior to this date.
Gross margin: The year-to-date gross margin of $2,928,000 approximates the prior 2007 level. Additional gross margin from program and network members acquired with the PME acquisition, was offset by the continued decline in the more profitable legacy Capella multi-level-marketing book of business, and by high first durational month (“accelerated”) commissions paid to acquire new customers, particularly during the first quarter of 2008. During the second quarter of 2008, we experienced very high policy termination rates on the new “accelerated commission” call center program introduced in the prior quarter. We have subsequently curtailed new sales from this distribution channel and modified our criteria for evaluating other new sales opportunities. This was reflected in the 40% growth in program members to 55,535 at March 31, 2008, followed by the 10% decline in program members to 49,709 at June 30, 2008.
Total operating expenses: The 30% second quarter and 10% year-to-date reduction in operating expenses was primarily driven by the $522,000 restructuring charge recorded in the second quarter of 2007 in connection with an unsuccessful joint marketing initiative with Insurance Marketing and the anticipated termination of the legacy Capella administration outsourcing agreement. The second quarter and year-to-date reduction in sales, marketing and administrative costs was substantially offset by the increase in personnel costs primarily due to the addition of the PME call center personnel and the shift in expenditures resulting from the September 2007 termination of the outsourcing agreement. The 2008 increase in depreciation and amortization charges was primarily attributable to the amortization of the intangible asset established in connection with the October 2007 PME acquisition.
Operating income (loss) before income taxes: While the Consumer Plan Division returned to profitability in the second quarter of 2008 with operating income before taxes of $116,000, the 3% margin remains substantially below our blended pricing target of approximately 10%.
During the second quarter of 2008, Consumer Plan added sales and marketing resources and developed a relatively broad pipeline of new sales opportunities for the second half of 2008, principally with new call centers. We are seeking to diversify the distribution channels by adding web-portals, financial institutional relationships and new network access customers. We consider the latter opportunity to be considerably enhanced with our June 2008 partnership with Dentemax, the nation’s pre-eminent dental discount card network. We have also introduced new products to the legacy Capella multi-level-marketing channel. Execution of these new sales opportunities, combined with further reductions in the cost structure, should translate into improved profitability for the balance of 2008.

Insurance Marketing Division. The operating results for our Insurance Marketing Division are set forth below.

{$ in thousands}	Three Months Ended June 30,			Six Months Ended June 30,
Results of Operations	2008	2007(a)	Change	2008	2007(a)	Change(b)
Total revenue	$5,267	$4,077	29%	$10,190	$6,447	32%
Direct expenses	4,037	2,918	38%	7,744	4,617	40%

Gross margin	1,230	1,159	6%	2,446	1,830	11%

Personnel costs	499	492	1%	966	797	1%
Other sales, general and administrative expenses	384	488	-21%	793	833	-21%
Depreciation and amortization	158	155	2%	316	257	2%
Restructuring and severance	-	174	*	-	174	*

Total operating expenses	1,041	1,309	-20%	2,075	2,061	-16%

Operating income (loss) before income taxes	$189	$(150)	*	$371	$(231)	*

Percent of revenue:
Total revenue	100%	100%		100%	100%
Direct expenses	77%	72%		76%	72%

Gross margin	23%	28%		24%	28%

Personnel costs	9%	12%		9%	12%
Other sales, general and administrative expenses	7%	12%		8%	13%
Depreciation and amortization	3%	4%		3%	4%
Restructuring and severance	0%	4%		0%	3%

Total operating expenses	19%	32%		20%	32%

Operating income (loss) before income taxes	4%	-4%		4%	-4%

	2008		2007
Selected Metrics	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr(b)	1st Qtr(c)
Major medical insurance:
Submitted annualized premium	$20,182	$21,001	$17,094	$15,993	$14,143	$16,923
Issued annualized premium	$15,488	$16,272	$13,545	$12,269	$10,314	$10,524
New policies issued/sold	4,859	5,300	3,817	3,555	2,945	3,327
Policies in-force at end of period	19,161	17,820	16,449	15,317	14,353	13,665
Change from prior quarter	8%	8%	7%	7%	5%

Total revenue (a)	$5,267	$4,923	$4,468	$4,331	$4,077	$2,370
Change from prior quarter	7%	10%	3%	6%	15%

Direct expenses (a)	4,037	3,707	3,335	3,248	2,918	1,699

Gross margin (a)	1,230	1,216	1,133	1,083	1,159	671

Gross margin ratio	23%	25%	25%	25%	28%	28%
Change from prior quarter	1%	7%	5%	-7%	15%

Operating expenses (d)	1,041	1,034	992	1,626	1,309	752

Operating income (loss) before income taxes (d)	$189	$182	$141	$(543)	$(150)	$(81)

a) Reclassified to conform to the current period’s presentation.
b) Year-to-date percent change adjusts for absence of activity for January 2007 (division acquired January 30, 2007).
c) Two months activity through March 31, 2007, except for annualized premium and new policies issued/sold.
d) Third quarter 2007 operating expenses include a $600,000 goodwill impairment charge.
* Percent change not meaningful.

Total revenue: The 29% increase in second quarter revenue to $5,267,000, and the 32%* year-to-date increase to $10,190,000 primarily reflects sustained growth in AHCP Agency’s major medical book of business. The June 30, 2008 policies in-force count of 19,161 is up 33% from a year ago.
Gross margin: The year-to-date gross margin of $2,446,000 reflects an 11%* growth over the prior year. This lower growth rate, relative to the revenue growth rate, reflects the shift in sales to lower-margin major-medical insurance carrier relationships. During the second quarter of 2008, the growth in gross margin was further constrained by additional lead cost amortization charges. In prior quarters, these expenditures were capitalized and, because the unamortized balance did not exceed unamortized deferred enrollment fee revenue, these costs were being amortized at an approximate 5% monthly rate. However, during the second quarter of 2008 the continuation of the trend toward sales of lower-margin major-medical insurance products, which typically have no enrollment fee income at time of sale, resulted in accelerated lead expenditure amortization charges.
Second quarter results include a net favorable $50,000 reduction in previously accrued commission expense on our Golden Rule program, currently our primary major medical carrier. The Golden Rule program accounts for 72% of the total June 30, 2008 outstanding agent advances (prior to the provision for doubtful recoveries, which aggregates $550,000 at June 30, 2008).
Total operating expenses: While quarter and year-to-date* personnel costs are comparable with those in 2007; substantive reductions in other sales, marketing and administrative expenditures have been executed. Additionally, the higher 2007 operating costs include the $174,000 restructuring charge recorded in the 2007 second quarter in connection with an unsuccessful joint marketing initiative with Consumer Plan Division. Depreciation and amortization charges predominantly relate to the amortization of the intangible asset established in connection with the January 2007 acquisition of this Division.
Operating income (loss) before income taxes: Revenue growth and expense reductions during 2008 resulted in Insurance Marketing transitioning from a 4% pre-tax operating loss margin through the first half of 2007 to a 4% pre-tax operating income margin for the first half of 2008. Operating income before taxes aggregated $189,000 for the quarter and $371,000 year-to-date.
During the 2008 second quarter, Insurance Marketing secured preliminary commitments from two major carriers to provide us with new differentiated proprietary, or private label, product offerings. Execution of these new program opportunities, combined with further efficiencies in the cost structure, should translate into improved profitability for the balance of 2008 and further improvement in the 4% year-to-date profit margin.
* after adjusting for the inclusion of only five months in 2007

Regional Healthcare Division. The operating results for our Regional Healthcare Division are set forth below.

{$ in thousands}	Three Months Ended June 30,			Six Months Ended June 30,
Results of Operations	2008	2007(a)	Change	2008	2007(a)	Change
Total revenue	$685	$1,709	-60%	$1,532	$3,479	-56%
Direct expenses	30	70	-57%	74	161	-54%

Gross margin	655	1,639	-60%	1,458	3,318	-56%

Personnel costs	664	838	-21%	1,373	1,714	-20%
Other sales, general and administrative expenses	452	768	-41%	928	1,278	-27%
Depreciation and amortization	17	26	*	42	53	*
Goodwill impairment charge	-	4,092	*	-	4,092	*

Total operating expenses	1,133	5,724	*	2,343	7,137	*

Operating (loss) before income taxes	$(478)	$(4,085)	*	$(885)	$(3,819)	*

Percent of revenue:
Total revenue	100%	100%		100%	100%
Direct expenses	4%	4%		5%	5%

Gross margin	96%	96%		95%	95%

Personnel costs	97%	49%		90%	49%
Other sales, general and administrative expenses	66%	45%		60%	37%
Depreciation and amortization	3%	2%		3%	1%
Goodwill impairment charge	0%	239%		0%	118%

Total operating expense	166%	335%		153%	205%

Operating loss before income taxes	-70%	-239%		-58%	-110%

	2008		2007
Selected Metrics	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Covered employees	11,253	11,067	25,612	28,215	29,666	31,005
Change from prior quarter	2%	-57%	-9%	-5%	-4%	-1%

Total revenue	$685	$847	$1,580	$1,620	$1,709	$1,770
Change from prior quarter	-19%	-46%	-2%	-5%	-3%	0%
Operating income (loss) before income taxes (b)	$(478)	$(407)	$299	$(44)	$(4,085)	$266

a) Reclassified to conform to the current period’s presentation.
b) Second quarter 2007 operating expenses include a $4,092,000 goodwill impairment charge.
* Percent change not meaningful.
Total revenue: The significant decline in second quarter and year-to-date revenue is attributable to the termination of two major contracts in 2007. During the first quarter of 2008, the division successfully retained a major school district contract through the end of 2009. Absent this, revenues would probably have declined considerably further later this year. While this Division also added 172 new members in the second quarter of 2008, recording its first new sales since 2005, the revenue impact was negligible.
Gross margin: Regional Healthcare direct costs were minimal; accordingly, gross margin closely corresponded directly to the revenue results and trending.
Total operating expenses: While there was some reduction in personnel and other sales, marketing and administrative expenses during 2008, the percentage decrease was lower than the revenue decline, and currently these costs aggregate more than 150% of the revenue. The prior year goodwill impairment charge of $4,092,000 was attributable to the termination of the previously referenced two major contracts.
Operating income (loss) before income taxes: This division, which has significant excess capacity relative to the current client level, is generating significant operating losses – $478,000 for the second quarter of 2008 and $885,000 year-to-date.
We have received preliminary expressions of interest from several parties regarding leveraging Regional Healthcare’s claims administration capabilities and accessing our local proprietary hospital and physician networks. We have also made progress toward reaching a satisfactory resolution with the Department of Justice regarding their investigation of certain activities of former management, although this issue has not been fully resolved. However, our ability to rapidly change the structure of our El Paso operations is currently being constrained by a significant dispute with Tenet Hospitals Limited d/b/a Sierra Medical Center and Providence Memorial Hospital and R.H.S.C. El Paso, Inc. d/b/a Rio Vista Physical Rehabilitation Hospital (collectively, “Tenet”), one of our hospital network providers (see Part II – Other Information, Item 1, Legal Proceedings). We are seeking to expeditiously resolve this dispute.
Corporate and Other. The operating costs for our corporate and other activities were as follows:

{$ in thousands}	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007(a)	Change	2008	2007(a)	Change

Total revenue	$14	$10	*	$19	$27	*
Direct expenses	6	6	*	7	12	*

Gross margin	8	4	*	12	15	*

Personnel costs	231	343	-33%	543	814	-33%
Other sales, general and administrative expenses	205	256	-20%	500	471	6%
Depreciation and amortization	1	2	*	3	5	*
Restructuring and severance	164	-	*	164	-	*

Total operating expenses	601	601	0%	1,210	1,290	-6%

Operating (loss) before income taxes	$(593)	$(597)	*	$(1,198)	$(1,275)	*

	2008		2007
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
Operating (loss) before income taxes	$(593)	$(605)	$(595)	$(546)	$(597)	$(678)
a) Reclassified to conform to the current period’s presentation.
Total operating expenses: Operating expenses included in this segment comprise those expenses not readily allocable to our three divisions – the majority of these relate to public company operating costs. The reduction in personnel and administrative expenses during the second quarter 2008 was offset by the establishment of a $164,000 severance charge in connection with the realignment of certain support functions. Year-to-date expenses, inclusive of the severance charge, decreased 6% from the 2007 level.

Liquidity and Capital Resources
A summary of our net cash flow quarterly trend and liquidity and working capital metrics is set forth below.

{$ in thousands}	2008		2007
	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr

Net cash flow provided by (used in):
Operating activities (a):
Continuing operations	$(766)	$(1,309)	$692	$330	$106	$333
Discontinued operations	874	54	(70)	73	(178)	17

Total operating activity	108	(1,255)	622	403	(72)	350
Investing activities (a)	453	(608)	(940)	(31)	96	256
Financing activities (a)	(185)	557	(557)	(651)	8	(92)

Net change in unrestricted cash	$376	$(1,306)	$(875)	$(279)	$32	$514

Selected balance sheet metrics:
Unrestricted cash	$1,694	$1,318	$2,624	$3,499	$3,778	$3,746
Unrestricted short-term investments	-	-	-	11	11	200
Restricted short-term investments	1,154	1,735	1,231	1,100	1,100	1,100

Total cash and investments	$2,848	$3,053	$3,855	$4,610	$4,889	$5,046

Short-term debt	$680	$736	$1,255	$1,812	$2,069	$1,960
Long-term debt	995	1,124	-	-	348	400

Total debt	$1,675	$1,860	$1,255	$1,812	$2,417	$2,360

Working capital	$1,469	$1,292	$1,165	$1,552	$1,919	$2,841

a)	Cash flows have been reclassified to conform to the current period’s presentation; in prior quarters, net cash used to fund agent commission advances was presented as an investing activity and advance commissions received from insurance carriers was presented as a financing activity. Both are currently included in operating activities.
Operating activities: Net cash used in continuing operations activity aggregated $766,000 for the second quarter and $2,075,000 year-to-date, in contrast to positive operating cash flow generated throughout 2007. The principal drivers of this adverse trend were
■	the funding of Regional Healthcare Division’s operating losses (in 2007, this Division generated positive operating cash flow);

■	an increase in the amount of self-funding of agent advance commissions;

■	funding certain Consumer Plan Division accelerated commission payments; and

■	reversal of favorable fourth quarter 2007 expense payment timing variances.
Additionally, in the first half of 2007, we benefited from lower expense payments resulting from the prepayment of certain costs in 2006 in conjunction with tax planning strategies for that year.
The significant positive cash flow provided by the discontinued operation in the second quarter of 2008 reflects the $764,000 received in connection with the sale of our rights to future override commissions on substantially all of the Medicare supplement insurance business written by ACP Agency.
Investing activities: The $155,000 of net cash used by investing activities during the six months ended June 30, 2008 primarily represented leasehold improvement and equipment expenditures in connection with the PME integration and call center relocation. Cash provided by investing activities during the second quarter of 2008 primarily represents the release of $515,000 of restricted deposits in connection with the conversion of legacy Capella credit card clearing and automated clearing-house processing onto the PME platform. During the first quarter of 2008, we were required to establish $504,000 of restricted deposits to secure bonds for regulatory licenses in our Consumer Plan and Regional Healthcare divisions.

Financing activities: Substantially all of our financing activity related to debt repayments and the March 2008 receipt of $874,000 in connection with securing a new three-year loan from Commission Funding Group (CFG), a specialty lending corporation (the proceeds received were net of loan repayments and an origination fee charge aggregating $731,000). $1,546,000 of the total outstanding debt at June 30, 2008 was attributable to the CFG facility, and the balance of $129,000 comprises the remaining outstanding principal on the one-year loan obtained from the Peter W. Nauert estate in September 2007.
Working capital: Working capital at June 30, 2008 aggregated $1,469,000, a $304,000 increase from December 31, 2007. This reflects a $575,000 reduction in short-term debt, plus the $764,000 proceeds from the sale of the future override commissions on the Medicare supplement insurance business, more than offsetting the adverse impact of cash-based operating losses for the 2008 first half.
Capital commitments: We did not have any capital commitments as of June 30, 2008. We do not anticipate the need for any significant capital expenditures during the second half of 2008.
Liquidity: Unrestricted cash at June 30, 2008 aggregated $1,694,000. During the third quarter of 2008, we anticipate, but cannot provide assurance, that we will improve the unrestricted cash generated by our Irving, Texas based operations (which comprise our Consumer Plan and Insurance Marketing Divisions and Corporate and Other) by:
•	securing the release of additional restricted deposits;

•	lessening the amount of self-funding of agent advance commissions;

•	reducing operating cost expenditures; and

•	generating positive cash-flow sales growth, particularly in our Consumer Plan Division.
Additionally, an expedited resolution of our dispute with Tenet (see Part II – Other Information, Item 1. Legal Proceedings) and a repositioning of the El Paso based Regional Healthcare division to reduce the current negative cash flow of this unit is a top priority.
However, there is no assurance that any or all of the above initiatives will be successful and thus our liquidity requirements cannot be predicted with certainty. Further, new sales growth, which will likely be a primary driver of improved earnings, could, in the short-term, generate the need for additional cash resources to fund Insurance Marketing growth in self-funded agent commission advances, accelerated commission payments on new Consumer Plan programs or any direct marketing initiatives that we may wish to pursue. Accordingly, there is no assurance that we will not require additional financing during the next twelve months, or that the terms of any available additional financing will be acceptable to us, or that we will in fact be able to obtain any additional financing.
In addition to the above initiatives, we have also commenced various discussions to actively explore potential strategic alliances and alternatives designed to improve our liquidity position and, or, enhance the interests of our shareholders.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have any investments that are market risk sensitive.
ITEM 4. CONTROLS AND PROCEDURES (and ITEM 4T. CONTROLS AND PROCEDURES)
As of the end of June 30, 2008, management carried out an evaluation, under the supervision and with the participation of Ian Stuart, our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on this evaluation, Mr. Stuart concluded that our disclosure controls and procedures were not effective at June 30, 2008 due to the material weaknesses in internal control over financial reporting noted below.
Our management reported to our auditors and the audit committee of our board of directors that, other than the changes being implemented to remediate the material weaknesses noted below, no other change in our disclosure controls and procedures and internal control over financial reporting occurred during the second quarter of 2008 that would materially affect, or was reasonably likely to materially affect, our disclosure controls and procedures or internal control over financial reporting. The following material weaknesses are the basis for our conclusion at June 30, 2008:

•	Insurance Marketing division commission processing: Our failure to receive timely, complete and accurate commission data from insurance carriers and, to carefully analyze all of the commission data processed for us by third-party service providers, could adversely impact our ability to accrue, record and report revenues or expenses in our financial statements in a materially correct manner. While we have established multiple compensating manual processes designed to mitigate these weaknesses, our progress with one major carrier has been insufficient to provide the assurance that the additional information received by us is adequate to fully assure that the commission revenues and expenses recorded and reported in our financial statements are materially correct. Additionally, we have not yet implemented an information management reporting system that will readily provide in-depth analysis of commission results and trends. We anticipate that remediation and elimination of this material weakness will be completed later this year.

•	Information technology general controls: During our assessment of internal controls over our information technology functions, we determined that we had several weaknesses in both our internal information technology controls and those of the third-party service providers. We anticipate that completion of the transition of our legacy Capella discount card business onto the PME automated processing platforms during the 2008 third quarter, and implementation of a commission management reporting system later in the year, will provide the appropriate compensating controls for elimination of these weaknesses.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as provided below, there have been no new material legal proceedings that arose during the three months ended June 30, 2008, and there have been no material developments in legal proceedings reported by us in our 2007 Annual Report on Form 10-K.
•	Foresight TPA dispute with Tenet. On May 30, 2008, Tenet Hospitals Limited d/b/a Sierra Medical Center and Providence Memorial Hospital and R.H.S.C. El Paso, Inc. d/b/a Rio Vista Physical Rehabilitation Hospital (collectively, “Tenet”) commenced an arbitration action against our Foresight TPA subsidiary. The Demand for Arbitration seeks, among other things, damages in excess of $5 million for an alleged breach by Foresight of the Exclusive Provider Organization Agreement (the “EPO Agreement”) between Foresight and Tenet. In essence, Tenet claims that Foresight TPA can only contract with Tenet facilities in benefit plans that utilize an exclusive provider organization. We strongly disagree with this position for several reasons, including our belief that we do not administer any benefit plans that utilize an exclusive provider organization. We have answered the demand and intend to vigorously defend our position. The arbitration remains pending before the American Arbitration Association Tribunal, Reference No. 70193Y0035308.

In addition, Tenet has taken a position with respect to a separate agreement between Foresight and Tenet that members of certain plans administered by Foresight are not entitled to healthcare discounts from Tenet’s facilities. We strongly disagree with this position as well. Because of this dispute, Tenet has notified us that it intends to terminate its agreement with us and seek payment from the plans we administer of certain amounts charged to plan members and not paid for by the plan.

We intend to vigorously defend our positions in these matters; however, we cannot provide any favorable assurance of their outcome. An unfavorable outcome in the arbitration or Tenet’s successful enforcement of its position with respect to the facilities agreement would have a material adverse effect on our financial condition, results of operations and liquidity.

•	States General Life Insurance Company. With respect to the States General Life Insurance Matter described more fully in our Annual Report on Form 10-K, our Motion for Summary Judgment on various matters was granted on May 6, 2008. The order granting our motion dismissed the Special Deputy Receiver’s causes of action related to recovery from affiliates, fraudulent transfers, avoidable preferences and under the Uniform Fraudulent Transfer Act. While the granting of our motion does not summarily dismiss the case, it narrowed the issues significantly and makes it less likely that the Special Deputy Receiver will obtain any monetary recovery from us.

At June 30, 2008, we accrued $675,000, inclusive of defense costs, for the resolution of the above matters and other pending litigation matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.
ITEM 1A. RISK FACTORS
Our 2007 Annual Report on Form 10-K sets forth our principal risk factors. In light of the significant year-to-date net loss, careful attention should be given to the liquidity discussion appearing in this report (see Part I Financial Information, Item 2. Management’s Discussion and Analysis).
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     a) None.
     b) None.
     c) None.
     d) None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
On May 22, 2008 we received a comment letter from the Securities and Exchange Commission (SEC) regarding certain matters set forth in our 2007 Annual Report on Form 10-K, our Form 10-Q report for the quarter ended March 31, 2008 and our Form 8-K filed May 16, 2008. We are awaiting the SEC’s response to our proposed disposition of their comment regarding our 2006 reclassification of an amortizing intangible asset. Upon resolution of this matter, we expect to file an amended 2007 Annual Report on Form 10-K, and amended Form 10-Q report for the quarter ended March 31, 2008. These reports will reflect the following:
•	Clarification of certain commentary set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources of our Form 10-K filing related to our inadvertent disclosure of a financial measure that was not in accordance with generally accepted accounting principles (i.e., non-GAAP).

•	Amendment of the wording set forth in Item 9A. Controls and Procedures, Information Technology General Controls of our Form 10-K filing related to our inadvertent use of the word “significant” in our discussion of controls and procedures.
•	Modification of our statement of cash flows for the year ended December 31, 2007 and the quarter ended March 31, 2008 to include the change in commissions advanced to agents and commissions received from insurance carriers as operating activities. Previously, these changes were reflected as investing and financing activities, respectively.

•	Inclusion, as an Exhibit, the preferability letter we obtained from our independent registered accountants in connection with the change in our annual goodwill impairment testing date from December 31 to September 30 of each year.

•	Additional information regarding the magnitude of the provision for litigation related matters that we recorded and reported at December 31, 2007 and March 31, 2008.

•	Amended Exhibits 31.1 and 31.2 to our 2007 Annual Report on Form 10-K, and Form 10-Q report for the quarter ended March 31, 2008 related to our omission of certain parenthetical language.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
3.2	Registrant’s Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.2	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.
4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on December 29, 2006.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Ian R. Stuart as Interim President and Chief Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Ian R. Stuart as Chief Financial Officer and Principal Accounting Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Ian R. Stuart as Interim President and Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Ian Stuart as Chief Financial Officer and Principal Accounting Officer.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PLANS USA, INC. (Registrant)
Date: August 14, 2008	By:	/s/ IAN R. STUART
Ian R. Stuart
Interim President and Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (a)
(Dollars in thousands)

	June 30, 2008	December 31,
	(unaudited)	2007(b)
ASSETS
Cash and cash equivalents	$1,694	$2,624
Restricted short-term investments	1,154	1,231

Total cash and short-term investments	2,848	3,855
Accounts receivable, net	1,079	1,009
Income taxes receivable	-	70
Advanced agent commissions, net	6,206	4,942
Prepaid expenses	347	193
Deferred tax asset	-	23

Total current assets	10,480	10,092
Fixed assets, net	759	682
Goodwill, net	5,489	5,489
Other intangible assets, net	3,073	3,460
Other assets	144	73
Assets of discontinued operation	-	1,022

Total assets	$19,945	$20,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued liabilities	$638	$563
Accrued commissions payable	574	479
Other accrued liabilities	2,390	2,343
Income taxes payable	211	267
Short-term debt	680	1,255
Current portion of capital leases	-	48
Unearned commissions	4,233	3,683
Deferred service fees and deferred enrollment fees, net of acquisition costs	285	289

Total current liabilities	9,011	8,927
Long-term debt	995	-
Deferred tax liability	-	23
Liabilities of discontinued operation	-	611

Total liabilities	10,006	9,561

Commitments and contingencies (Note 9)

Preferred stock, $1.00 par value, 2,000,000 authorized shares; none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,749,145 issued and 20,269,145 outstanding	207	207
Additional paid-in capital	40,670	40,619
Accumulated deficit	(29,929)	(28,560)
Less: Treasury stock, 480,000 shares	(1,009)	(1,009)

Total stockholders’ equity	9,939	11,257

Total liabilities and stockholders’ equity	$19,945	$20,818

a) The accompanying notes are an integral part of these condensed consolidated financial statements
b) Reclassified to conform to the current period’s presentation

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (a)
(Dollars in thousands, except earnings per share)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007(b)	2008	2007(b)

Commission and service revenues	$9,844	$8,861	$19,339	$16,023
Interest income	214	204	400	340

Total revenues	10,058	9,065	19,739	16,363

Commission expenses	5,096	3,432	10,001	5,778
Provider network fees and other direct costs	1,461	1,332	2,809	2,348
Interest expense	55	79	85	126

Total direct costs	6,612	4,843	12,895	8,252

Gross margin	3,446	4,222	6,844	8,111

Personnel costs, including benefits	2,250	2,200	4,622	4,362
Other sales, general and administrative expenses	1,532	2,497	3,380	4,354
Depreciation and amortization	266	209	542	416
Restructuring and severance charges	164	696	164	696
Goodwill impairment charge	-	4,092	-	4,092

Total operating expenses	4,212	9,694	8,708	13,920

Loss from continuing operations before income taxes	(766)	(5,472)	(1,864)	(5,809)
Provision for income tax expense	3	16	22	38

Loss from continuing operations	(769)	(5,488)	(1,886)	(5,847)
Income from discontinued operations, net	444	36	517	70

Net loss	$(325)	$(5,452)	$(1,369)	$(5,777)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.04)	$(0.29)	$(0.09)	$(0.33)
Discontinued operations	0.02	0.00	0.02	0.00

Total	$(0.02)	$(0.29)	$(0.07)	$(0.33)

Weighted average number of common shares outstanding, basic and diluted	20,269,145	18,780,451	20,269,145	17,677,237

a) The accompanying notes are an integral part of these condensed consolidated financial statements
b) Reclassified to conform to the current period’s presentation

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (a)
(Dollars in thousands)

		Additional			Total
	Common	Paid-In	Accumulated	Treasury	Stockholders'
	Stock	Capital	Deficit	Stock	Equity

Balance, December 31, 2007	$207	$40,619	$(28,560)	$(1,009)	$11,257
Changes during the six months ended June 30, 2008:
Stock option awards	-	51	-	-	51
Net loss	-	-	(1,369)	-	(1,369)

Balance, June 30, 2008	$207	$40,670	$(29,929)	$(1,009)	$9,939

a) The accompanying notes are an integral part of these condensed consolidated financial statements

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
(Dollars in thousands)

	For the Six Months Ended June 30,
	2008	2007 (b)
Cash flows from operating activities:
Net loss	$(1,369)	$(5,777)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Income) from continuing operations	(517)	(70)
Non-cash charges:
Stock option compensation charges	51	316
Depreciation and amortization	542	416
Provision for losses on accounts receivable and agent advances	259	265
Loss on disposal and impairment of fixed assets	-	335
Goodwill impairment charge	-	4,092
Changes in operating assets and liabilities (net of business acquired):
Accounts receivable	(179)	(85)
Income taxes receivable, net of payable	14	(34)
Prepaid expenses and other assets	(225)	1,627
Accounts payable and accrued liabilities, including commissions	217	(28)
Advanced agent commissions	(1,414)	(91)
Unearned commissions	550	(439)
Deferred service fees and deferred enrollment fees, net of acquisition costs	(4)	(88)

Net cash provided by (used in) continuing operating activities	(2,075)	439
Net cash provided by (used in) discontinued operating activities	928	(161)

Net cash provided by (used in) operating activities	(1,147)	278

Cash flows from investing activities:
Decrease in unrestricted short-term investments	-	320
Decrease in restricted short-term investments	77	189
Purchase of fixed assets	(232)	(234)
Cash acquired in business combination, net	-	77

Net cash provided by (used in) investing activities (c)	(155)	352

Cash flows from financing activities:
Payments of capital leases	(48)	(97)
Increase in debt, net	420	13

Net cash provided by (used) in financing activities (c)	372	(84)

Net change in cash and cash equivalents	(930)	546
Cash and cash equivalents at beginning of period	2,624	3,232

Cash and cash equivalents at end of period	$1,694	$3,778

Supplemental disclosure:
Income taxes paid, net of taxes recovered	$21	$62

Interest paid	$76	$126

Non-cash investing and financing activities:
Stock issued in connection with business combination	$-	$10,540

a) The accompanying notes are an integral part of these condensed consolidated financial statements
b) Reclassified to conform to the current period’s presentation
c) All cash provided by (used in) investing and financing activity is attributable to continuing operations

ACCESS PLANS USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
Note 1 — Nature of Operations
Access Plans USA, Inc. (the “Company”) develops and distributes quality affordable consumer driven healthcare programs for individuals, and to a lesser extent, employer groups. Our products and programs are designed to deal with the rising costs of healthcare. They include health insurance plans and non-insurance healthcare discount programs to help provide solutions for the millions of Americans who need access to affordable healthcare.
The Company’s operations are organized under three business divisions:
•	Consumer Plan Division - develops and markets non-insurance healthcare discount programs and association memberships. Since October 1, 2007, the Consumer Plan Division has included the results of Protective Marketing Enterprises, Inc. which was acquired on that date.
•	Insurance Marketing Division - markets individual major medical health insurance products through AHCP Agency, a national network of independent agents. Prior to the second quarter of 2008, this division also included the results of ACP Agency (a broad network of independent agents that distributed Medicare insurance programs to individuals), which is now reported as a discontinued operation. The Insurance Marketing division was formed on January 30, 2007, the date the Company completed its merger with Insurance Capital Management USA, Inc. AHCP Agency and ACP Agency are wholly-owned subsidiaries.
•	Regional Healthcare Division - provides third-party claims administration, healthcare provider network management, and utilization management services primarily for El Paso based employer groups that utilize partially self-funded strategies to finance their employee benefit programs. The Division, which currently operates as Foresight TPA (“Foresight”), also owns and manages a proprietary network of medical providers.
Note 2 — Basis of Presentation.
The accompanying unaudited consolidated financial statements, which should be read in conjunction with the Company’s audited financial statements, included in its December 31, 2007 Form 10-K filed with the Securities and Exchange Commission, have been prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its subsidiaries. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.
Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, has been condensed or omitted. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements, including:
•	Reclassification of the ACP Agency’s financial position, results of operations and cash flows as a discontinued operation (see Note 3)
•	Reclassification of cash flows attributable to commission advances received from insurance carriers and paid to agents as an operating activity. These cash flows were previously classified as financing and investing cash flows, respectively.
Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the entire year.

Note 3 — Discontinued Operation
During June 2008, the Company sold all of its rights to future override commissions on substantially all of the Medicare supplement business previously sold by agents contracted with ACP Agency for cash proceeds aggregating $764,000. The Company may also receive, depending upon the policy termination rate of the business sold, up to an additional $190,000 during December 2008. Other business written by ACP Agency has been relatively minor and during 2008 ACP Agency has not actively engaged in the marketing of Medicare insurance programs. Accordingly, the results of ACP Agency, which were previously included in the Insurance Marketing division, have been reclassified as results from discontinued operations. The gain recorded on the sale of the future override commissions is net of a $400,000 charge for accelerated amortization of the intangible asset balance attributable to the January 2007 acquisition of ACP Agency.
The following sets forth summarized financial information for the discontinued operation:

{$ in thousands}	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total Revenue	$615	$1,325	$1,501	$2,371

Income from discontinued operations	$62	$43	$138	$84
Net gain on sale of override commissions	385	-	385	-
Provision for income taxes	(3)	(7)	(6)	(14)

Income from discontinued operations, net	$444	$36	$517	$70

Note 4 — Business Acquisitions
On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). On October 1, 2007, the Company completed its acquisition of Protective Marketing Enterprises, Inc. (PME). The following proforma condensed results of operations have been prepared as if the Company’s acquisitions of ICM and PME occurred on January 1, 2007:

{$ in thousands}	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total Revenue	$10,058	$11,190	$19,739	$23,623

Loss from continuing operations	$(325)	$(5,338)	$(1,369)	$(5,912)

Basic and diluted net income (loss) per share from continuing operations	$(0.02)	$(0.26)	$(0.07)	$(0.29)
Weighted average number of common shares outstanding, basic and diluted	20,269,145	20,269,145	20,269,145	20,269,145

The proforma revenues reflected above include $3,446,000 of revenue from PME’s operations for the three months ended March 31, 2007 and $2,106,000 for the three months ended June 30, 2007. Because PME had discontinued much of its marketing activities by the beginning of 2007, its revenues declined throughout 2007 to only $1,320,000 for the three months ended December 31, 2007. PME revenue for the three month periods ended March 31, 2008 and June 30, 2008 aggregated $1,151,000 and $1,662,000, respectively. The growth in the second quarter of 2008 reflects the commencement of new sales activity.

Note 5 — Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise:

{$ in thousands}	June 30,	December 31,
	2008	2007
Goodwill	$5,489	$5,489
Intangible assets	3,073	3,460

Goodwill and intangible assets
Attributable to ICM acquisition	7,628	7,924
Attributable to PME acquisition	934	1,025

Total	$8,562	$8,949

Note 6 — Advanced Agent Commissions
Advanced agent commissions consist of:

{$ in thousands}	June 30,	December 31,
	2008	2007
Advances funded by:
Insurance carriers	$4,115	$3,750
Speciality lending corporation	1,546	452
Commercial bank	-	425
Self-funded	1,095	715

Sub-total	6,756	5,342
Allowance for doubtful recoveries	(550)	(400)

Total advanced agent commissions	$6,206	$4,942

Note 7— Debt
Short-term and long-term debt consists of:

{$ in thousands}	June 30,	December 31,
	2008	2007
Short-term debt	$680	$1,255
Long-term debt	995	-
Total debt:
Specialty lending corporation - loan	$1,546	$452
Commercial bank - revolving lines of credit	-	425
Related party - promissory note	129	378

Total debt	$1,675	$1,255

During March 2008, the Company obtained a new $1,605,000 loan from Commission Funding Group (CFG), a specialty lending corporation. $731,000 of these proceeds were used immediately to fully pay-off the previous CFG loan, the outstanding commercial bank revolving lines of credit, and the loan origination fee. The current CFG loan matures March 2011, and the principal is repayable in equal monthly installments. The current interest rate charge, which is variable, together with the loan origination fee amortization charge, currently approximates 12.7% The loan may be prepaid without penalty. Collateral provided to CFG includes rights, only in the event of a default, to certain AHCP Agency commissions from insurance carriers.
The related party promissory note from the Peter Nauert estate matures September 30, 2008. The current interest rate charge, which is variable, approximates 4.5%
Note 8 — Common Stock Options
During the six months ended June 30, 2008, the Company granted 25,000 stock options, exercisable over a four year period, at a strike price of $1.25. The fair value of the options was $.48 per share. At June 30, 2008 there were 1,302,500 outstanding stock options with a weighted remaining average life of 2.5 years and a weighted average exercise price of $1.93. Exercisable stock options at June 30, 2008 aggregated 1,002,500, with a weighted average exercise price of $1.98. The average stock price during 2008 has been less than $1.00.

Note 9 — Commitments and Contingencies
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
a.	Foresight TPA dispute with Tenet: On May 30, 2008, Tenet Hospitals Limited d/b/a Sierra Medical Center and Providence Memorial Hospital and R.H.S.C. El Paso, Inc. d/b/a Rio Vista Physical Rehabilitation Hospital (collectively, “Tenet”) commenced an arbitration action against our Foresight TPA subsidiary. The Demand for Arbitration seeks, among other things, damages in excess of $5 million for an alleged breach by Foresight of the Exclusive Provider Organization Agreement (the “EPO Agreement”) between Foresight and Tenet. In essence, Tenet claims that Foresight TPA can only contract with Tenet facilities in benefit plans that utilize an exclusive provider organization. We strongly disagree with this position for several reasons, including our belief that we do not administer any benefit plans that utilize an exclusive provider organization. We have answered the demand and intend to vigorously defend our position. The arbitration remains pending before the American Arbitration Association Tribunal, Reference No. 70193Y0035308

In addition, Tenet has taken a position with respect to a separate agreement between Foresight and Tenet that members of certain plans administered by Foresight are not entitled to discounts from Tenet’s facilities. We disagree with this position as well. Because of this dispute, Tenet has notified us that it intends to terminate its agreement with us and seek payment from the plans we administer of certain amounts charged to plan members and not paid for by the plan.

We intend to vigorously defend our positions in these matters; however, we cannot provide any favorable assurance of their outcome. An unfavorable outcome in the arbitration or Tenet’s successful enforcement of its position with respect to the facilities agreement would have a material adverse effect on our financial condition and results of operation.

b.	Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc. (“Foresight”): In June 2004, the Company acquired Foresight (formerly Access Healthsource, Inc.) and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and C.E.O. of Foresight from the date of our acquisition until September 3, 2007, on which date we terminated his employment. Mr. Apodaca, who had been placed on leave prior to the termination of his employment, also served as Chief Administrative Officer and a member of the Board of Directors of NCED. Mr. Apodaca also served as our President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED holds 9.7% of our common stock as a result of shares it received from the acquisition of Foresight.

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

c.	State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against Capella and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health was a third-party marketer of our discount medical card programs, but is otherwise not affiliated with us. The lawsuit alleges that Care Entréetm, directly and through at least one other party that formerly resold the services of Care Entréetm‘s to the public, violated certain provisions of the Texas Deceptive Trade Practices Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.

d.	Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788.

The Zermeno plaintiffs are former members of the Care Entréetm discount healthcare program who allege that they (for themselves and for the general public) are entitled to injunctive, declaratory, and equitable relief under California Health and Safety Code § 445 (“Section 445”). That provision governs medical referral services. The plaintiffs’ also sought relief under Business and Professions Code § 17200, California’s Unfair Competition Law (“Section 17200”).

On December 21, 2007, we received a favorable verdict. The plaintiffs have indicated that they plan to appeal. A negative result in this case could have a material affect on our financial condition and would limit our ability (and that of other healthcare discount programs) to do business in California.

We believe that we have complied with all applicable statues and regulations in the state of California. Although we believe the Plaintiffs’ claims are without merit, we cannot provide any assurance regarding the outcome or results of this litigation.

e.	States General Life Insurance Company. In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v States General Life Insurance Company, Cause No. GV-500484, in the 126th District Court of Travis County, Texas.) Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Chief Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. The Company, its subsidiaries and Messrs. Nauert and Smith intend to exercise their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. Access Plans has been named as a defendant in this action as a successor-in-interest to ICM.

On May 6, 2008 our Motion for Summary Judgment on various matters was granted. The order granting our motion dismissed the Special Deputy Receiver’s causes of action related to recovery from affiliates, fraudulent transfers, avoidable preferences and under the Uniform Fraudulent Transfer Act. While the granting of our motion does not summarily dismiss the case, it narrowed the issues significantly and makes it less likely that the Special Deputy Receiver will obtain any monetary recovery from us

In connection with the Company’s acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and the Company against any losses resulting from this matter. Although the Company can provide no assurance, we believe that the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operation, or liquidity.

At June 30, 2008, the Company has accrued $675,000, inclusive of defense costs, for the resolution of the above matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.
Note 8 — Segment Information
The following table sets forth segment information for continuing operations.

{$ in thousands}	Three Months Ended June 30, 2008
	Consumer	Insurance	Regional	Corporate
	Plan	Marketing	Healthcare	and Other	Total
Total revenue	$4,092	$5,267	$685	$14	$10,058

Income (loss) from continuing operations before income taxes	116	189	(478)	(593)	$(766)
Provision for income tax (benefit) expense	(13)	7	9		3

Income/(loss) from continuing operations	$129	$182	$(487)	$(593)	$(769)

Total assets held	$2,291	$15,669	$338	$1,647	$19,945

{$ in thousands}	Three Months Ended June 30, 2007
	Consumer	Insurance	Regional	Corporate
	Plan	Marketing	Healthcare	and Other	Total
Total revenue	$3,269	$4,077	$1,709	$10	$9,065

Income (loss) from continuing operations before income taxes	(640)	(150)	(4,085)	(597)	$(5,472)
Provision for income tax (benefit) expense	(4)	-	12	8	16

Income/(loss) from continuing operations	$(636)	$(150)	$(4,097)	$(605)	$(5,488)

Total assets held	$4,399	$13,777	$914	$4,492	$23,582

{$ in thousands}	Six Months Ended June 30, 2008
	Consumer	Insurance	Regional	Corporate
	Plan	Marketing	Healthcare	and Other	Total
Total revenue	$7,998	$10,190	$1,532	$19	$19,739

Income (loss) from continuing operations before income taxes	(152)	371	(885)	(1,198)	$(1,864)
Provision for income tax (benefit) expense	5	15	14	(12)	22

Income/(loss) from continuing operations	$(157)	$356	$(899)	$(1,186)	$(1,886)

{$ in thousands}	Six Months Ended June 30, 2007
	Consumer	Insurance	Regional	Corporate
	Plan	Marketing	Healthcare	and Other	Total
Total revenue	$6,410	$6,447	$3,479	$27	$16,363

Income (loss) from continuing operations before income taxes	(484)	(231)	(3,819)	(1,275)	$(5,809)
Provision for income tax (benefit) expense	-	-	24	14	38

Income/(loss) from continuing operations	$(484)	$(231)	$(3,843)	$(1,289)	$(5,847)