Form 10-K/A
period 2007-12-31
Access Plans USA, Inc.
filed 2008-10-27
CIK 1017440

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
FORM 10-K/A
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

EXPLANATORY NOTE

On May 22, 2008, we received a comment letter from the Securities and Exchange Commission (SEC) regarding certain matters set forth in our 2007 Annual Report on Form 10-K filed on April 2, 2008. In connection with the disposition of the matters set forth in the SEC’s comment letter we agreed to:

1.	Restate our statement of cash flows for the year ended December 31, 2007 to include the change in both commissions advanced to agents and unearned advanced commissions received from insurance carriers as operating activities. Previously, we had considered that these receipts and payments had more than one class of cash flows and had characterized these items as investing and financing activities, respectively. Note 2 to the financial statements provides a tabular summary of this restatement and we have updated the applicable amounts set forth in Item 6 — Selected Financial Data and Item 7 — Liquidity and Capital Resources. Additionally, our independent registered public accountants have amended their report to reflect this restatement.

2.	Deleted an inadvertent disclosure of a financial measure that did not conform with generally accepted accounting principles from certain commentary set forth in Item 7. (Management’s Discussion and Analysis of Financial Condition, Results of Operations, Liquidity and Capital Resources).

3.	Deleted the inadvertent use of the word “significant” in our discussion of controls and procedures set forth in Item 9A (Controls and Procedures, Information Technology General Controls).

4.	Disclosure of additional information regarding the magnitude of the provision for litigation related matters that we recorded and reported at December 31, 2007.

5.	Inclusion, as an Exhibit, the preferability letter we obtained from our independent registered public accountants in connection with the change in our annual goodwill impairment testing date from December 31 to September 30 of each year.

6.	Amended Exhibits 31.1 and 31.2 to correct the prior omission of certain parenthetical information.

Additionally, we have enhanced the formatting of certain tabular presenations.

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

Dollars in Thousands	2007 (1)	2006	2005	2004 (2)	2003

Commissions and service revenues	$39,922	$21,974	$30,028	$37,413	$40,224
Interest income on advances	551	—	—	—	—
Interest income-other	201	406	232	27	—

Total revenues (3)	40,674	22,380	30,260	37,440	40,224
Operating expenses: (3)
Commissions	18,027	3,686	6,015	10,731	14,599
Cost of operations	10,428	10,173	13,138	14,492	10,509
Sales and marketing	4,268	1,776	1,471	627	613
General and administrative	8,260	6,345	8,272	9,408	5,508
Depreciation and amortization	1,135	774	1,498	2,311	2,040
Interest expense	233	50	72	84	153
Impairment charge for goodwill	12,069	6,440	12,900	2,000	—

Total operating expenses	54,420	29,244	43,366	39,653	33,422

Net (loss) income before taxes	(13,746)	(6,864)	(13,106)	(2,213)	6,802
Provision for income taxes (benefit) expense	(591)	(50)	123	(556)	2,524

(Loss) income from continuing operations	(13,155)	(6,814)	(13,229)	(1,657)	4,278
Gain on sale of operations, net of taxes	—	—	300	—	—
Loss from discontinued operations, net of taxes	—	(910)	(442)	(299)	(189)

Net (loss) earnings	$(13,155)	$(7,724)	$(13,371)	$(1,956)	$4,089

(Loss) earnings per share:
Basic
Continuing operations	$(0.69)	$(0.51)	$(1.06)	$(0.14)	$0.36

Discontinued operations	$(0.00)	$(0.07)	$(0.01)	$(0.03)	$(0.02)

Diluted(4)
Continuing operations	$(0.69)	$(0.51)	$(1.06)	$(0.14)	$0.36

Discontinued operations	$(0.00)	$(0.07)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic	18,983,843	13,486,562	12,432,591	11,921,946	11,848,789

Diluted	18,983,843	13,486,562	12,432,591	11,921,946	11,924,214

Dollars in Thousands	2007	2006	2005	2004	2003

Cash Flows Data:
Net cash provided by operating activities	$1,435	$725	$514	$1,759	$7,819
Net cash used in investing activities	(617)	(3,263)	(1,822)	(2,595)	(945)
Net cash used in financing activities	(1,339)	(241)	(964)	(1,969)	(1,398)

	December 31,
Dollars in Thousands	2007	2006

Balance Sheet Data:
Cash and cash equivalents	$2,711	$3,232
Unrestricted short-term investments	—	200
Restricted short-term investments	1,231	1,420
Current assets	10,614	6,800
Working capital	1,076	3,996
Total assets	20,818	16,244
Current liabilities	9,538	2,804
Total liabilities	9,561	2,852
Stockholder’s equity	11,257	13,392

(1)	Operating results for the Insurance Marketing Division are included only from February 2007 forward, after the completion on January 30, 2007 of the acquisition of Insurance Capital Management USA, Inc. (“ICM”). ICM’s assets and liabilities acquired were initially valued, in the aggregate net amount of $10,540,000, based upon the market value of the common stock issued as consideration in the acquisition. Of those amounts we allocated $10,087,000 to goodwill and $3,700,000 to other intangible assets. Operating results for the Consumer Plan Division include the operating results of Protective Marketing Enterprises, Inc. (“PME”) from the date of its acquisition on October 1, 2007. PME was acquired, and became one of our wholly-owned subsidiaries, for a cash consideration of $1,098,000.

(2)	We acquired Foresight in 2004 for a purchase price of $8,244,000. The total includes cash payments of $4,232,000 and distribution of 2,145,483 shares with a value of $3,632,000 paid to the seller and acquisition costs of $380,000.

(3)	Certain reclassifications have been made to prior period financial information to conform to the current presentation of the financial information.

(4)	For the years ended December 31, 2007, 2006 and 2005 and outstanding stock options of 31,369, 43,575, 25,375 shares, respectively, were not included in the calculation of fully diluted earnings per share because the inclusion would have been anti-dilutive.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Restatement. On May 22, 2008, we received a comment letter from the Securities and Exchange Commission (SEC) regarding the presentation, in our statement of cash flows, of the change in both commission advances paid by us to agents and unearned commissions advances received from insurance carriers. Previously, we considered these receipts and payments had more than one class of cash flows and had characterized these items as investing and financing activities, respectively. In connection with the disposition of this matter, we have characterized both the change in commissions advances paid by us to agents and the change in unearned commission advances received from insurance carriers as operating activities. A summary of this restatement is set forth below:

	Year Ended December 31, 2007
	Previously	Restated	Effect of
Dollars in Thousands	Reported	Amount	Change

Net cash provided by (used in):
Operating activities	$1,823	$1,435	(388)
Investing activities	(1,442)	(617)	825
Financing activities	(902)	(1,339)	(437)

Net decrease in cash and cash equivalents	(521)	(521)	—
Cash and cash equivalents, beginning of year	3,232	3,232	—

Cash and cash equivalents, end of year	$2,711	$2,711	$—

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

During the 11 months since our merger with ICM, the Insurance Marketing Division has experienced growth in the sale of major medical insurance policies (approximately 26.0% over the 11 months), but a decline in the sale of Medicare supplemental policies (approximately 20.0% over that same period). The growth in major medical policy sales arose from our continuing recruitment of agents as well as the development of additional products, some with new carriers such as Guarantee Trust Life and Golden Rule Insurance Company. As the table above reflects, although there are seasonal fluctuations in the trend, the volume of new policies sold has trended upward over the last three years. This is reflected in the increases in “New issued policies” and the growth in the number of “Policies in-force” at the end of the successive periods. A leading indicator of policies issued, and therefore, policies in force and commission revenue, is the “annualized premium” for applications submitted on new policies for each period. Growth in the “annualized premium” for applications submitted typically foreshadows growth in the annualized premium of policies issued and, therefore, growth in the number, premiums and commissions to us on policies in force. Since policies, once issued, tend to stay in-force for a period of up to 18 to 48 months, policy issuance in excess of policy lapses grows the number of policies in force. If all other things (including commission rate and average premium) are equal, this tends to have a positive effect on future commission revenue (and expense) for several subsequent quarters.

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
Operating expenses:
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

Liquidity and Capital Resources

Operating Activities. Net cash provided by operating activities for the years ended December 31, 2007, 2006 and 2005 was $1,435,000, $725,000 and $514,000, respectively. The increase in net cash provided by operating activities of $710,000 was primarily due to the utilization of prepaid expenses which were paid in advance in prior years as part of our tax planning strategies. The increase in net cash provided by operating activities of $211,000 from 2005 to 2006 was due primarily to an increase in federal income tax refunds of $220,000 resulting from those same tax planning strategies.

Investing Activities. Net cash used in investing activities for the years ended December 31, 2007, 2006 and 2005 was $617,000, $3,263,000 and $1,822,000, respectively. The reduction in net cash used in investing activities from 2006 to 2007 of $2,646,000 resulted primarily from changes in the restricted cash requirements established by our service providers for clearing our credit card and automated clearing house charges for customer membership fees. Additionally, purchases of fixed assets declined by $543,000 from 2006 to 2007. The increase in net cash used by investing activities from 2005 to 2006 of $1,441,000 was due primarily to an increase in the amount allocated to restricted short-term investments of $920,000 and an increase in the amount allocated to unrestricted short-term investments of $200,000 for pledging to the clearing service providers, as well as an increase in purchases of fixed assets of $512,000. Additionally, cash provided by investing activities in 2005 included $475,000 in proceeds from sale of discontinued operations in 2005, offset by a decrease in cash used in business combination of $666,000.

Financing Activities. Net cash used in financing activities for the years ended December 31, 2007, 2006 and 2005 was $1,339,000, $241,000 and $964,000, respectively. The increase in cash used in financing activities from 2006 to 2007 of $1,098,000 was due to repayments of loans from a commercial bank and a specialty lender that were necessitated by the death of our former Chairman and Chief Executive Officer, Peter W. Nauert. He had personally guaranteed that debt. The decrease in net cash used in financing activities in 2006 from 2005 of $723,000 was primarily due to a net decrease in capitalized lease payment obligation of $379,000, and treasury stock purchases of $369,000 in 2005.

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

Based on that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were not effective as a result of material weaknesses in our internal controls over financial reporting discussed below. Notwithstanding the material weaknesses described below, management believes that the consolidated financial statements included in this Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our management, including our Interim Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting in connection with preparation of the annual report on Form 10-K/A for the year ended December 31, 2007. As a result of these assessments, in addition to determining that the material weakness in commission processing functions of our Insurance Marketing Division discussed above had not yet been remediated, an additional material weakness was identified in our information technology processes and controls. These two areas of material weakness in controls over financial reporting, discussed more fully below, led management to conclude that our internal controls over financial reporting were not effective as of December 31, 2007.

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

Although changes were made in our internal controls during the second and third quarters of 2007, as discussed above, during the fourth quarter of 2007, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Compensation Committee, comprised of Chairman Kent H Webb, M.D., Russell Cleveland, and Nicholas J. Zaffiris, has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

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

(a) The following documents are filed as a part of this Form 10-K/A

(1) Index and Consolidated Financial Statements

(2) Financial Statement Schedules required to be filed by Item 8 of this form

None

All schedules are omitted because they are not applicable.

(b) Exhibits

EXHIBIT INDEX

Exhibits will be provided upon request by the U.S. Securities and Exchange Commission

Exhibit
No.	Description

3.1	Registrant’s Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
3.2	Registrant’s Amended and Restated Bylaws incorporated by reference to Exhibit 3.2 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.1	Form of certificate of the common stock of Registrant is incorporated by reference to Exhibit 4.1 of Registrant’s Form 10-K filed with the Commission on April 2, 2007.
4.2	Precis, Inc. 1999 Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on June 23, 2003.
4.3	Precis, Inc. 2002 IMR Stock Option Plan, incorporated by reference to the Schedule 14A filed with the Commission on June 26, 2002.
4.4	Precis, Inc. 2002 Non-Employee Stock Option Plan (amended and restated), incorporated by reference to the Schedule 14A filed with the Commission on December 29, 2006
10.1	Loan and Security Agreement dated March 24, 2008 among Access Plans USA, Inc. and America’s Healthcare/Rx Plan Agency, Inc. as Co-Borrowers and CFG, LLC as Lender and Secured Party.
18.1	Preferability letter, dated December 5, 2007 from registrant’s independent public accounting firm, Hein & Associates LLP, regarding change in the registrant’s annual goodwill impairment testing date from December 31 to September 30 each year.
31.1	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Ian R. Stuart as Interim Chief Executive Officer.
31.2	Certification Pursuant to Rule 13a-14(a) and 15d-14(a) of Ian R. Stuart as Chief Financial Officer and Principal Accounting Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Ian R. Stuart as Interim Chief Executive Officer.
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of Sarbanes-Oxley Act of Ian R. Stuart as Chief Financial Officer and Principal Accounting Officer.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACCESS PLANS USA, INC. (Registrant)

Date: October 27, 2008	By: /s/ IAN R. STUART Ian R. Stuart Interim Chief Executive Officer

Date: October 27, 2008	By: /s/ IAN R. STUART Ian R. Stuart Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ IAN R. STUART Ian R. Stuart	Interim Chief Executive Officer	October 27, 2008

/s/ IAN R. STUART Ian R. Stuart	Chief Financial Officer and Principal Accounting Officer	October 27, 2008

/s/ ANDREW A. BOEMI Andrew A. Boemi	Director	October 27, 2008

/s/ RUSSELL CLEVELAND Russell Cleveland	Director	October 27, 2008

/s/ KENNETH S. GEORGE Kenneth S. George	Director	October 27, 2008

/s/ J. FRENCH HILL J. French Hill	Director	October 27, 2008

/s/ KENT H. WEBB, M.D. Kent H. Webb, M.D.	Director	October 27, 2008

/s/ NICHOLAS J. ZAFFIRIS Nicholas J. Zaffiris	Director	October 27, 2008

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

As discussed in Note 2 to the financial statements, the Company made a change in accounting principle in the third quarter of 2007, when they changed the timing of the annual assessment of the carrying value of indefinite lived intangibles from December 31 to September 30.

As also described in Note 2, the Company corrected its classification of items within the 2007 cash flow statement.

(Signed Hein & Associates LLP)

Dallas, Texas
March 31, 2008, except for Note 2, restatement paragraph, which is dated October 20, 2008

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

ACCESS PLANS USA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

Dollars in Thousands	2007	2006	2005
	(Restated)

Operating activities:
Net loss	$(13,155)	$(7,724)	$(13,371)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,332	774	1,754
Gain on sale of discontinued operations	—	—	(480)
Provision for losses on accounts receivable and agent advances	349	39	198
Stock options expense	401	231	—
Goodwill impairment including tax considerations	12,072	6,866	12,900
Deferred income taxes	(433)	—	1,146
Other non-cash items and loss on disposal of fixed assets	338	453	94
Changes in operating assets and liabilities (net of businessed acquired):
Accounts and notes receivable, net	144	34	(149)
Advanced agent commissions	(825)	—	—
Income taxes receivable	176	724	(66)
Inventory	—	128	(188)
Prepaid expenses	1,319	(25)	(920)
Other assets	662	75	7
Accounts payable	(170)	(289)	(3)
Accrued liabilities	(787)	(518)	(299)
Unearned commissions	523	—	—
Deferred fees	(225)	35	(107)
Income taxes payable	(86)	(78)	(2)

Net cash provided by operating activities	1,435	725	514

Investing activities:
Decrease (increase) in unrestricted short-term investments	200	(200)	—
Decrease (increase) in restricted short-term investments	320	(1,170)	(250)
Purchase of fixed assets	(305)	(848)	(336)
Cash used in business combinations, net of cash acquired	(832)	(1,045)	(1,711)
Proceeds from sale of discontinued operations	—	—	475

Net cash used in investing activities	(617)	(3,263)	(1,822)

Financing activities:
Exercise of stock options	—	—	25
Payments of capital leases	(190)	(241)	(620)
Purchase of treasury stock	—	—	(369)
Decrease in debt, net	(1,149)	—	—

Net cash used in financing activities	(1,339)	(241)	(964)

Net decrease in cash and cash equivalents	(521)	(2,779)	(2,272)
Cash and cash equivalents at beginning of year	3,232	6,011	8,283

Cash and cash equivalents at end of year	$2,711	$3,232	$6,011

Supplemental disclosure:
Income taxes recovered (paid), net of taxes paid	$295	$998	$(155)

Interest paid	$233	$50	$72

Non-cash investing and financing activities:
Acquisition of fixed assets through capital leases, net of retirements	$—	$—	$507

Stock issuance for consideration on business combination	$10,540	$521	$1,710

Cash-in-trust (refunded and claims paid) collected, net	$—	$(5,585)	$663

The accompanying notes are an integral part of these consolidated financial statements.

ACCESS PLANS USA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Nature of Business

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

Restatement. On May 22, 2008, we received a comment letter from the Securities and Exchange Commission (SEC) regarding the presentation, in our statement of cash flows, of the change in both commission advances paid by us to agents and unearned commissions advances received from insurance carriers. Previously, we considered these receipts and payments had more than one class of cash flows and had characterized these items as investing and financing activities, respectively. In connection with the disposition of this matter, we have characterized both the change in commissions advanced paid by us to agents and the change in unearned commission advances received from insurance carriers as operating activities. A summary of this restatement is set forth below:

	Year Ended December 31, 2007
	Previously	Restated	Effect of
Dollars in Thousands	Reported	Amount	Change

Net cash provided by (used in):
Operating activities	$1,823	$1,435	(388)
Investing activities	(1,442)	(617)	825
Financing activities	(902)	(1,339)	(437)

Net decrease in cash and cash equivalents	(521)	(521)	—
Cash and cash equivalents, beginning of year	3,232	3,232	—

Cash and cash equivalents, end of year	$2,711	$2,711	$—

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

Net Earnings per Share. Basic net earnings per share is calculated by dividing the net earnings by the weighted average number of shares outstanding for the year without consideration for common stock equivalents. Diluted net earnings per share gives effect to all dilutive potential common shares outstanding for the year. Diluted earnings per share are not considered when there is a net loss. For the years ended December 31, 2007, 2006, and 2005 outstanding stock options of 31,369, 43,575, and 25,375 shares, respectively, were not included in the calculation of fully diluted earnings per share because their inclusion would have been anti-dilutive. The number of stock options and warrants that were considered out-of-the-

money and thus excluded for purposes of the diluted earnings per share calculation for the year ended December 31, 2007, 2006 and 2005 was 1,286,131 and 1,255,354 and 1,089,354, respectively.

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

In connection with the Company’s acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust have agreed to fully indemnify ICM and the Company against any losses resulting from this matter. Although the Company can provide no assurance, we believe that the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operation, or liquidity, and no amounts for any potential losses have been accrued at December 31, 2007.

At December 31, 2007 the Company has accrued $310,000, inclusive of defense costs, for the resolution of these matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.

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