Form 10-Q/A
period 2008-03-31
Access Plans USA, Inc.
filed 2008-10-27
CIK 1017440

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

ACCESS PLANS USA, INC.
FORM 10-Q/A
For the Quarter Ended March 31, 2008
EXPLANATORY NOTE
On May 22, 2008, we received a comment letter from the Securities and Exchange Commission (SEC) regarding certain matters set forth in our Form 10-Q Report filed on May 9, 2008 for the quarter ended March 31, 2008. In connection with the disposition of the matters set forth in the SEC’s comment letter we agreed to:

1.	Restate our statement of cash flows for the quarters ended March 31, 2008 and 2007 to include the change in both commissions advanced to agents and unearned advanced commissions received from insurance carriers as operating activities. Previously, we had considered that these receipts and payments had more than one class of cash flows and had characterized these items as investing and financing activities, respectively. Note 2 to the financial statements provides a tabular summary of this restatement and we have updated the applicable amounts set forth in Item 2 - Liquidity and Capital Resources.

2.	Disclosure of additional information regarding the magnitude of the provision for litigation related matters that we recorded and reported at March 31, 2008.

3.	Amended Exhibits 31.1 and 31.2 to correct the prior omission of paragraph b) of section 4.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Our financial statements which are prepared in accordance with Regulation S-X are set forth in this report beginning on page 26.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion is qualified in its entirety by the more detailed information in our 2007 Annual Report on Form 10-K/A and the financial statements contained in this report, including the notes thereto, and our other periodic reports filed with the Securities and Exchange Commission since December 31, 2007 (collectively referred to as the “Disclosure Documents”). Certain forward-looking statements contained in this report and in the Disclosure Documents regarding our business and prospects are based upon numerous assumptions about future conditions that may ultimately prove to be inaccurate and actual events and results may materially differ from anticipated results described in the forward-looking statements. Our ability to achieve these results is subject to the risks and uncertainties discussed in the Disclosure Documents. Any forward-looking statements contained in this report represent our judgment as of the date of this report. We disclaim, however, any intent or obligation to update these forward-looking statements. As a result, the reader is cautioned not to place undue reliance on these forward-looking statements.
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
Summary Results of Operations
     For the first quarter, we reported revenue of $10,585,000, an increase of $2,260,000 or 27%, compared to $8,325,000 during the comparable quarter in 2007. First quarter 2008 revenue included $5,809,000 attributable to the Insurance Marketing operations acquired in the merger with ICM on January 30, 2007, and $3,416,000 for first quarter 2007, and $1,160,000 attributable to the Consumer Plan operations acquired in the acquisition of PME on October 1, 2007. Our net loss for the first quarter of 2008 was $1,043,000 or $(.05) per fully diluted share, compared to a net loss of $325,000 or $(.02) per fully diluted share for the comparable quarter in 2007. We used $1,287,000 of cash in our operating activities during the first quarter of 2008.
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
Liquidity and Capital Resources
     Operating Activities. Net cash used in operating activities for the three months ended March 31, 2008 was $1,287,000 and net cash provided for the three months ended March 31, 2007 was $358,000. The decrease in net cash provided by operating activities of $1,645,000 was due primarily to greater net losses in the Regional Healthcare and Consumer Plan Divisions, as previously discussed, as well as prior year operations benefiting from the utilization of greater amounts of expenses that were prepaid at December 31, 2006 in conjunction with tax planning strategies.
     Investing Activities. Net cash used by investing activities for the three months ended March 31, 2008 was $609,000 and net cash provided for the three months ended March 31, 2007 was $253,000. The increase in net cash used in investing activities of $862,000 was due primarily to pledging $504,000 to secure bonds for regulatory licenses.

     Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2008 was $557,000 and net cash used for the three months ended March 31, 2007 was $94,000. The $651,000 increase in cash provided by financing activities was due primarily to borrowings under a new credit facility with a specialty lender.
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

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	For the Three Months
	Ended March 31,
Dollars in Thousands	2008	2007
	(Restated)	(Restated)
Operating activities:
Net loss	$(1,043)	$(325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	335	250
Provision for losses on accounts and notes receivable	48	(19)
Loss on disposal and impairment of fixed assets	—	32
Stock options expense	36	259
Changes in operating assets and liabilities (net of business acquired):
Accounts and notes receivable, net	(77)	120
Advanced agent commissions	(730)	(361)
Income taxes receivable, net of payable	(6)	28
Inventory	—	6
Prepaid expenses	(105)	475
Other assets	(117)	(12)
Accounts payable	65	111
Accrued liabilities	154	(196)
Unearned commissions	236	60
Deferred service fees and deferred enrollment fees, net of acquisition costs	(83)	(70)

Net cash (used) provided by operating activities	(1,287)	358

Investing activities:
(Increase) decrease in restricted short-term investments	(504)	320
Purchase of fixed assets	(105)	(144)
Cash acquired in business combination, net	—	77

Net cash (used) provided by in investing activities	(609)	253

Financing activities:
Payments of capital leases	(48)	(50)
Increase (decrease) in debt, net	605	(44)

Net cash provided by (used) in financing activities	557	(94)

Net change in cash and cash equivalents	(1,339)	517
Cash and cash equivalents at beginning of period	2,711	3,232

Cash and cash equivalents at end of period	$1,372	$3,749

Supplemental disclosure:
Income taxes recovered (paid), net	$(35)	$—

Interest paid	$29	$48

Non-cash investing and financing activities:
Accrued cash and stock issuance for consideration on business combination	$—	$7,018

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

	Three Months Ended March 31, 2008
	Previously	Restated	Effect of
Dollars in thousands	Reported	Amount	Change
Net cash provided by (used in):
Operating activities	$(793)	$(1,287)	$(494)
Investing activities	(1,339)	(609)	730
Financing activities	793	557	(236)

Net decrease in cash and cash equivalents	(1,339)	(1,339)	—
Cash and cash equivalents, beginning of year	2,711	2,711	—

Cash and cash equivalents, end of year	$1,372	$1,372	$—

	Three Months Ended March 31, 2007
	Previously	Restated	Effect of
Dollars in thousands	Reported	Amount	Change
Net cash provided by (used in):
Operating activities	$659	$358	$(301)
Investing activities	(108)	253	361
Financing activities	(34)	(94)	(60)

Net decrease in cash and cash equivalents	517	517	—
Cash and cash equivalents, beginning of year	3,232	3,232	—

Cash and cash equivalents, end of year	$3,749	$3,749	$—

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