Form 10-Q
period 2008-09-30
Access Plans USA, Inc.
filed 2008-11-14
CIK 1017440

U. S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Three Months Ended September 30, 2008
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
     Yes ☐ No ☑
     As of August 13, 2008 the Registrant had outstanding 20,269,145 shares of Common Stock, $.01 par value.

ACCESS PLANS USA, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

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
On November 13, 2008, we announced that we had entered into a definitive agreement to merge with Alliance HealthCard, Inc. Once approved by our shareholders, our outstanding common stock shares will be exchanged for common stock shares of Alliance HealthCard. Alliance HealthCard, Inc. is a publicly-held company (OTCBB trading symbol: ALHC) with offices in Norman, Oklahoma. Under the terms of the agreement, the merger must be approved by a majority vote of our shareholders and is conditional upon our divesture of our Regional Healthcare operations based in El Paso, Alliance’s registration under the Securities Act of 1933 of the Alliance shares to be issued as part of the merger, and other routine matters. At closing, Alliance will issue up to 7.25 million of its shares to our shareholders. Immediately after closing, which is anticipated to occur during the first calendar quarter of 2009, we expect that our shareholders will own approximately 33% of the outstanding Alliance shares.
Alliance is a national marketing company specializing in the distribution of a broad range of discount savings plans, including discount medical plans. Alliance is the largest membership plan provider in the specialty rent-to-own market space and over the past year has increased its sales volume primarily by broadening its distribution of savings plans through new wholesale and retail relationships.
During the third quarter of 2008, we formally commenced an initiative to exit the third-party administration market. Accordingly, the El Paso-based Regional Healthcare operation has been reclassified as a discontinued operation. Our discontinued operations also include the results of ACP Agency. Since December 31, 2007, we have not actively engaged in the sale and marketing of Medicare insurance programs. In June of 2008, we sold all of our rights to future override commissions on substantially all of the Medicare supplement business previously sold by agents contracted with ACP Agency, a wholly-owned subsidiary. Other business written by ACP Agency has been relatively minor and accordingly, the results of ACP Agency, which were previously included in the Insurance Marketing Division, have been reclassified as a discontinued operation.
Our operations are currently organized under two business divisions:
■	Consumer Plan Division: Consumer Plan develops and markets non-insurance healthcare discount programs and association memberships that include defined benefit insurance features through multiple distribution channels. We offer wellness programs, prescription drug and dental discount programs, medical discount cards, limited benefit insured plans and supplemental programs. Our distribution channels currently include network marketing representatives, independent agents and consumer direct tele-sales call centers. We also market to internet portals and financial institutions and wholesale lease some of our programs. This Division operates through our wholly-owned subsidiaries, The Capella Group, Inc. (“Capella”) and Protective Marketing Enterprises, Inc. (“PME”). PME was acquired in October 2007, and operates a proprietary customer healthcare advocacy department and proprietary dental and vision networks that provide services at negotiated rates to members of our discount medical plans (“program members”) and to members of other plans that have contracted with us for access to our networks (“network access members”). PME also has a back-office support platform that includes billing, administration and commission disbursement systems. Prior to 2007, this Division was referred to as our Consumer Healthcare Savings segment.

■	Insurance Marketing Division: Insurance Marketing offers and sells individual major-medical health insurance products and related benefit plans, including specialty insurance products, primarily through a national network of independent agents (AHCP Agency). We support AHCP agents with access to proprietary and private label products, leads for new sales, commission advance programs, incentive programs including an annual convention, web-based technology, and back-office support. Prior to the second quarter of 2008, this Division also included the results of ACP Agency (a broad network of independent agents that distributed Medicare supplement insurance programs to individuals) that is now reported as a discontinued operation, as further discussed below. This Division, which operates as Insuraco USA LLC (“Insuraco”), was acquired in January 2007 in connection with our merger with Insurance Capital Management USA, Inc.
Results of Operations
A summary of our results of operations for the three and nine months ended September 30, 2008 and 2007 is set forth below. The financial statements appearing elsewhere in this report provide additional related information. Certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements.

{$ in thousands}	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007(a)	Change	2008	2007(a)	Change
Total revenue	$8,688	$7,482	16%	$26,895	$20,365	32%
Direct expenses	6,024	5,137	17%	18,845	13,226	42%

Gross margin	2,664	2,345	14%	8,050	7,139	13%
Total operating expenses	2,758	6,613	-58%	9,123	13,396	-32%

Loss from continuing operations before income taxes	$(94)	$(4,268)		$(1,073)	$(6,257)

Net loss	$(828)	$(7,764)		$(2,197)	$(13,540)

a) Reclassified to conform to the current period’s presentation.

Total revenue: The 16% increase in third quarter revenue to $8,688,000 reflects a 24% growth in Insurance Marketing revenue and increased revenue attributable to Consumer Plan’s October 1, 2007 acquisition of Protective Marketing Enterprises, Inc. (PME). The 32% year-to-date revenue growth to $26,895,000 reflects a comparable trend – compounded by the inclusion of only eight months of Insurance Marketing revenues in 2007 (Insurance Marketing was acquired January 30, 2007).
Gross margin: Gross margin comprises commission and services revenues, plus interest income, less commission costs, healthcare provider network benefit costs, other costs that are directly related to the generation of revenue, and interest expense. The 14% third quarter and 13% year-to-date increase in gross margin to $2,664,000, and $8,050,000, respectively, is attributable to growth in both the Consumer Plan and Insurance Marketing segments, as further discussed below.
Total operating expenses: The substantial quarter and year-to-date reductions in operating expenses were driven by the absence of the $3,977,000 prior year goodwill impairment charges and lower restructuring charges compared to the prior year. 2008 third-quarter and year-to-date personnel, sales, general and administrative expenses, which aggregate $2,506,000 and $8,197,000 approximate the corresponding 2007 prior period charges.
Loss from continuing operations before income taxes: The loss from continuing operations before income taxes aggregated $94,000 for the third quarter and $1,073,000 year-to-date. The reduction in the third quarter 2008 loss to $94,000, compared to the second quarter 2008 loss of $288,000 and the first quarter loss of $691,000 reflects earnings growth in Insurance Marketing’s AHCP Agency, combined with the modest turnaround in Consumer Plan’s operating results from earlier in the year, and a reduction in the Corporate and Other costs attributable to operating as a publicly-held company..
Net loss: The inclusion of results from discontinued operations increased the 2008 third-quarter and year-to-date net loss to $828,000 and $2,197,000 respectively.
The following table sets forth revenue, gross margin and the loss, by segment, from continuing operations.

{$ in thousands}	Three Months Ended September 30,			Nine Months Ended September 30,
Total Revenue - by segment	2008	2007(a)	Change	2008	2007(a)	Change
Consumer Plan	$3,304	$3,146	5%	$11,302	$9,556	18%
Insurance Marketing	5,376	4,331	24%	15,567	10,778	28%
Corporate	8	5		26	31

Total	$8,688	$7,482	16%	$26,895	$20,365	32%

Gross margin - by segment
Consumer Plan	$1,437	$1,241	16%	$4,366	$4,190	4%
Insurance Marketing	1,222	1,113	10%	3,668	2,943	11%
Corporate	5	(9)	*	16	6	*

Total	$2,664	$2,345	14%	$8,050	$7,139	13%

Income (loss) from continuing operations before taxes - by Segment
Consumer Plan	$120	$(3,179)	*	$(32)	$(3,663)	*
Insurance Marketing	259	(543)	*	631	(774)	*
Corporate	(473)	(546)		(1,672)	(1,820)	*

Total	$(94)	$(4,268)	*	$(1,073)	$(6,257)	*

a) Reclassified to conform to the current period’s presentation.
b) Insurance Marketing year-to-date percent change adjusts for acquisition of the division effective January 30, 2007.
* Percent change not meaningful.

Consumer Plan Division. The operating results for our Consumer Plan Division are set forth below.

{$ in thousands}	Three Months Ended September 30,			Nine Months Ended September 30,
Results of Operations	2008	2007(a)	Change	2008	2007(a)	Change
Total revenue	$3,304	$3,146	5%	$11,302	$9,556	18%
Direct expenses	1,867	1,905	-2%	6,936	5,366	29%

Gross margin	1,437	1,241	16%	4,366	4,190	4%

Personnel costs	779	511	52%	2,520	1,548	63%
Other sales, general and administrative expenses	446	496	-10%	1,595	2,269	-30%
Depreciation and amortization	92	36	156%	283	137	107%
Restructuring and severance	-	-	*	-	522	*
Goodwill impairment charge	-	3,377	*	-	3,377	*

Total operating expenses	1,317	4,420	-70%	4,398	7,853	37%

Operating income (loss) before income taxes	$120	$(3,179)	*	$(32)	$(3,663)	*

Percent of revenue:
Total revenue	100%	100%		100%	100%
Direct expenses	57%	61%		61%	56%

Gross margin	43%	39%		39%	44%

Personnel costs	24%	16%		22%	16%
Other sales, general and administrative expenses	13%	16%		14%	24%
Depreciation and amortization	3%	1%		3%	1%
Restructuring and severance	0%	0%		0%	5%
Goodwill impairment charge	0%	107%		0%	35%

Total operating expenses	40%	140%		39%	82%

Operating income (loss) before income taxes	4%	-101%		0%	-38%

	2008			2007
Selected Metrics	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr (b)	2nd Qtr (b)
Program members:
New members enrolled	6,503	17,261	25,912	12,789	6,771	7,483
Members at end of period	39,855	49,709	55,535	39,737	27,902	28,965
Change from prior quarter	-20%	-10%	40%	42%	-4%
Network access members:
Members at end of period	33,483	38,278	37,950	46,718
Change from prior quarter	-13%	1%	-19%

Total revenue	$3,304	$4,092	$3,906	$4,238	$3,146	$3,269
Change from prior quarter	-19%	5%	-8%	35%	-4%	4%

Direct expenses (a)	1,867	2,539	2,530	2,503	1,905	1,849

Gross margin (a)	1,437	1,553	1,376	1,735	1,241	1,420
Gross margin ratio	43%	38%	35%	41%	39%	43%
Change from prior quarter	-7%	13%	-21%	40%	-13%	-7%

Operating expenses (b)	1,317	1,437	1,644	1,467	4,420	2,060

Operating income (loss) before income taxes (b)	$120	$116	$(268)	$268	$(3,179)	$(640)

a) Reclassified to conform to the current period’s presentation.
b) 3Q07 and 2Q07 excludes the results of PME — which was acquired October 1, 2007. Additionally, 3Q07 operating expenses include a $3,377,000 goodwill impairment charge and 2Q07 includes a $522,000 restructuring charge.

* Percent change not meaningful.

Total revenue: The 5% increase in third quarter revenue to $3,304,000 and the 18% increase in year-to-date revenue to $11,302,000 were primarily driven by the revenue from customers obtained in the October 2007 acquisition of PME. Revenue from new sales subsequent to this acquisition was substantially offset by the member terminations attributable to sales made by both Capella and PME prior to this date. The lower third quarter 2008 growth rate, relative to the year-to-date results, reflects the absence of strong new sales activity.
Gross margin: The year-to-date gross margin of $4,366,000 is 4% higher than the prior 2007 level. Additional gross margin from program and network members acquired with the PME acquisition, was offset by the continued decline in the more profitable legacy Capella multi-level-marketing book of business, and by high first durational month (“accelerated”) commissions paid to acquire new customers, particularly during the first quarter of 2008. During the second quarter of 2008, we experienced very high policy termination rates on the new “accelerated commission” call center program introduced earlier in the year. We have subsequently curtailed new sales from this distribution channel and modified our criteria for evaluating other new sales opportunities. Additionally, during the third quarter of 2008, we terminated a low margin legacy Capella private label relationship and experienced low sales volume in another legacy Capella private label contract. This is reflected in the 40% first quarter 2008 growth in program members to 55,535 at March 31, 2008, followed by a 10% decline in the second quarter of 2008 and a further 20% decline in the third quarter of 2008 to 39,855 program members at September 30, 2008.
Total operating expenses: Prior year operating expenses included a third-quarter 2007 goodwill impairment charge attributable to the write-off of the then remaining legacy Capella goodwill balance of $3,377,000 and a second-quarter 2007 restructuring charge of $522,000 attributable to an unsuccessful joint marketing initiative with Insurance Marketing and the anticipated termination of the legacy Capella administration outsourcing agreement. The 2008 third quarter and year-to-date reduction in sales, marketing and administrative costs were more than offset by the increase in personnel costs primarily due to the addition of the PME call center personnel and the shift in expenditures resulting from the September 2007 termination of the outsourcing agreement. The 2008 increase in depreciation and amortization charges was primarily attributable to the amortization of the intangible asset acquired in connection with the October 2007 PME acquisition.
Operating income (loss) before income taxes: While the Consumer Plan Division returned to profitability in the second quarter of 2008 and recorded modest third quarter growth to $120,000 of operating income before taxes, the 4% margin remains substantially below our blended pricing target of approximately 10%.
During the 2008 second quarter, Consumer Plan added sales and marketing resources and began to develop a relatively broad pipeline of new sales opportunities. We recently added new call centers and are seeking to diversify the distribution channels by adding web-portals, financial institutional relationships and new network access customers; although the recent introduction of a new product for the legacy Capella multi-level-marketing channel has been met with mixed results. Execution of these new sales opportunities, combined with the reductions in the cost structure targeted for later this year, should translate into improved profitability.

Insurance Marketing Division. The operating results for our Insurance Marketing Division are set forth below.

{$ in thousands}	Three Months Ended September 30,			Nine Months Ended September 30,
Results of Operations	2008	2007(a)	Change (b)	2008	2007(a)	Change (b)
Total revenue	$5,376	$4,331	24%	$15,567	$10,778	28%
Direct expenses	4,154	3,218	29%	11,899	7,835	35%

Gross margin	1,222	1,113	10%	3,668	2,943	11%

Personnel costs	465	425	9%	1,430	1,222	4%
Other sales, general and administrative expenses	340	476	-29%	1,133	1,309	-23%
Depreciation and amortization	158	155	2%	474	412	2%
Restructuring and severance	-	-	*	-	174	*
Goodwill impairment charge	-	600	*	-	600	*

Total operating expenses	963	1,656	42%	3,037	3,717	27%

Operating income (loss) before income taxes	$259	$(543)	*	$631	$(774)	*

Percent of revenue:
Total revenue	100%	100%		100%	100%
Total revenue	77%	74%		76%	73%

Gross margin	23%	26%		24%	27%

Personnel costs	9%	10%		9%	11%
Other sales, general and administrative expenses	6%	11%		8%	12%
Depreciation and amortization	3%	4%		3%	4%
Restructuring and severance	0%	0%		0%	2%
Goodwill impairment charge	0%	14%		0%	5%

Total operating expenses	18%	39%		20%	34%

Operating income (loss) before income taxes	5%	-13%		4%	-7%

	2008			2007
Selected Metrics	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr (c)
Major medical insurance:
Submitted annualized premium	$18,396	$20,182	$21,001	$17,094	$15,993	$14,143
Issued annualized premium	$15,144	$15,488	$16,272	$13,545	$12,269	$10,314
New policies issued/sold	5,057	4,859	5,300	3,817	3,555	2,945
Policies in-force at end of period	20,318	19,161	17,820	16,449	15,317	14,353
Change from prior quarter	6%	8%	8%	7%	7%

Total revenue (a)	$5,376	$5,268	$4,923	$4,468	$4,331	$4,077
Change from prior quarter	2%	7%	10%	3%	6%

Direct expenses (a)	4,154	4,037	3,707	3,335	3,218	2,918

Gross margin (a)	1,222	1,231	1,216	1,133	1,113	1,159

Gross margin ratio	23%	23%	25%	25%	26%	28%
Change from prior quarter	-1%	1%	7%	2%	-4%

Operating expenses (d)	963	1,041	1,034	992	1,656	1,309

Operating income (loss) before income taxes (d)	$259	$190	$182	$141	$(543)	$(150)

a) Reclassified to conform to the current period’s presentation.
b) Year-to-date percent change adjusts for absence of activity for January 2007 (division acquired January 30, 2007).
c) Two months activity through March 31, 2007, except for annualized premium and new policies issued/sold.
d) Expenses includes a 3Q07 $600,000 goodwill impairment charge in and a 2Q07 $174,000 restructuring charge.
* Percent change not meaningful.

Total revenue: The 24% increase in 2008 third quarter revenue to $5,376,000, and the 28%* year-to-date increase to $15,567,000 reflects sustained quarter over preceding quarter growth in AHCP Agency’s major medical book of business. The September 30, 2008 major-medical policies in-force count of 20,318 is up 33% from a year ago.
Gross margin: The year-to-date gross margin of $3,668,000 reflects an 11%* growth over the 2007 period. This lower growth rate, relative to the revenue growth rate, reflects the shift in sales to lower-margin major-medical insurance carrier relationships. During the 2008 second and third quarters, the growth in gross margin was further constrained by additional lead cost amortization charges. In prior quarters, these expenditures were capitalized and, because the unamortized balance did not exceed unamortized deferred enrollment fee revenue, these costs were being amortized at an approximate 5% monthly rate. However, during the 2008 second and third quarters the continuation of the trend toward sales of lower-margin major-medical insurance products, which typically have no enrollment fee income at time of sale, resulted in accelerated lead expenditure amortization charges.
The Golden Rule program, currently our primary major-medical insurance carrier relationship, accounted for 44% of third quarter, and 40% of the year-to-date gross margin and 70% of the September 30, 2008 net outstanding agent advance balance of $6,448,000. This balance is net of a $650,000 provision for doubtful recoveries, which reflects a charge of $100,000 during the 2008 third quarter and a $250,000 2008 year-to-date charge. The corresponding charges for the three and nine month periods ended September 30, 2007 were $115,000 and $340,000, respectively.
Total operating expenses: The relatively modest 2008 third quarter and year-to-date* increase in personnel costs compared to the corresponding prior year periods was more than offset by substantive reductions in other sales, marketing and administrative expenditures. Additionally, the higher 2007 operating costs include the 2007 third quarter goodwill impairment charge of $600,000 (which arose from the prior year annual impairment assessment of the carrying value of all of our goodwill and intangible asset balances) and the $174,000 restructuring charge recorded in the 2007 second quarter in connection with an unsuccessful joint marketing initiative with Consumer Plan Division. Depreciation and amortization charges predominantly relate to the amortization of the intangible asset established in connection with the January 2007 acquisition of this Division.
Operating income (loss) before income taxes: Revenue growth and expense reductions during 2008 resulted in Insurance Marketing transitioning from a 2007 year-to-date operating loss of $774,000 (a 7% pre-tax operating loss margin) to a 2008 year-to-date gain of $631,000 (a 4% pre-tax operating income margin for the 2008 nine-month period). 45% of this change reflects growth in the book of business and operational efficiencies; the balance is attributable to the aforementioned 2007 goodwill impairment and restructuring charges.
Insurance Marketing recently secured commitments from two major carriers to provide us with new differentiated proprietary, or private label, product offerings. Execution of these new program opportunities, combined with further efficiencies in the cost structure, should translate into improved profitability and further improvement in the 2008 year-to-date 4% profit margin.
* after adjusting for the inclusion of only eight months in 2007

Corporate and Other. The operating costs for our corporate and other activities were as follows:

{$ in thousands}	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007(a)	Change	2008	2007(a)	Change
Total revenue	$8	$5	*	$26	$31	*
Direct expenses	3	14	*	10	25	*

Gross margin	5	(9)	*	16	6	*

Personnel costs	259	292	-11%	802	1,105	-27%
Other sales, general and administrative expenses	217	244	-11%	717	716	0%
Depreciation and amortization	2	1	*	5	5	*
Restructuring and severance	-	-	*	164	-	*

Total operating expenses	478	537	-11%	1,688	1,826	-8%

Operating (loss) before income taxes	$(473)	$(546)	*	$(1,672)	$(1,820)	*

	2008			2007
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Operating (loss) before income taxes	$(473)	$(594)	$(605)	$(595)	$(546)	$(597)
a) Reclassified to conform to the current period’s presentation.
* Percent change not meaningful.
Total operating expenses: Operating expenses included in this segment comprise those expenses not readily allocable to our two divisions or our discontinued operations – the majority of these relate to public company operating costs. 2008 third quarter expenses are 11% lower than the corresponding prior year quarter. 2008 year-to-date expenses, inclusive of the second quarter 2008 severance charge, decreased 8% from the comparable 2007 period level.
Income Taxes
The modest income tax expense is attributable to state franchise taxes. We have not recognized any tax benefits attributable to net operating loss carry-forwards, as currently it is “more likely than not” that all this benefit will be realized. If the company returns to long-term profitability, we would be able to offset future taxable income by applying the net operating loss carry-forwards over a multi-year period. The aggregate tax-effected value of these benefits approximates $975,000 at September 30, 2008.
Discontinued Operations
The total revenue and net loss from discontinued operations comprises:

{$ in thousands}	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007(a)	Change	2008	2007(a)	Change
Total Revenue:
Regional Healthcare division	$691	$1,620	-57%	$2,224	$4,670	-52%
ACP Agency	-	1,344	*	1,886	3,716	*

Total revenue	$691	$2,964	*	$4,110	$8,386	*

Net income (loss) from:
Regional Healthcare division	$(702)	$(56)	*	$(1,601)	$(3,900)	*
ACP Agency	-	(3,914)	*	517	(3,843)	*

Total net loss	$(702)	$(3,970)	*	$(1,084)	$(7,743)	*

Total revenue: The 2008 third-quarter and year-to-date decline in Regional Healthcare revenue was primarily attributable to the termination of two major contracts during the 2007 fourth quarter. The 2008 year-to-date decline in ACP Agency revenue reflects the absence of significant sales activity plus the impact of the June 2008 sale of our rights to future override commissions on substantially all of the business written by ACP Agency.
Total net loss: The 2008 third quarter and year-to-date Regional Healthcare loss reflects the impact of the aforementioned termination of two major contracts partially offset by a reduction in operating expenses. Additionally, in the third quarter of 2008 we recorded a $173,000 fixed asset impairment charge in connection with the valuation of the Regional Healthcare balance sheet at its estimated fair value. The prior year nine month loss includes a $4,092,000 goodwill impairment charge recorded in the second quarter of 2007.
The 2008 year-to-date ACP net income includes a $385,000 net gain recognized in June 2008 upon selling all of our rights to future override commissions on substantially all of the Medicare supplement business previously sold by agents contracted with ACP Agency. The 2007 third-quarter and year-to-date net loss included a $4,000,000 goodwill impairment charge.
Liquidity and Capital Resources
A summary of our net cash flow quarterly trend and liquidity and working capital metrics is set forth below.

{$ in thousands}	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007(a)	Change	2008	2007(a)	Change
Net cash flow provided by (used in):
Operating activities (a):
Continuing operations	$161	$218	-26%	$(1,085)	$136	*
Discontinued operations	(600)	145	*	(592)	553	*

Total operating activity	(439)	363	*	(1,677)	689	*
Investing activities (a)	251	(62)	*	100	320	*
Financing activities (a)	(280)	(651)	*	92	(735)	*

Net change in unrestricted cash	$(468)	$(350)	*	$(1,485)	$274	*

	2008			2007
	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
Net cash flow provided by (used in):
Operating activities (a):
Continuing operations	$161	$(431)	$(815)	$367	$218	$(445)
Discontinued operations	(600)	480	(472)	374	145	418

Total operating activity	(439)	49	(1,287)	741	363	(27)
Investing activities (a)	251	458	(609)	(932)	(62)	126
Financing activities (a)	(280)	(185)	557	(604)	(651)	8

Net change in unrestricted cash	$(468)	$322	$(1,339)	$(795)	$(350)	$107

a) Cash flows have been reclassified to conform to the current period’s presentation; prior to the second quarter of 2008, net cash used to fund agent commission advances was presented as an investing activity and advance commissions received from insurance carriers was presented as a financing activity. Both commissions advanced to agents and commission advances received from carriers are now included in operating activities.

Selected balance sheet metrics:

	Sept. 30,	June 30,	March 31	Dec. 31,	Sept. 30,	June 30,
	2008	2008	2008	2007	2007	2007
Unrestricted cash (b)	$1,226	$1,694	$1,372	$2,711	$3,508	$3,856
Unrestricted short-term investments	-	-	-	-	11	11
Restricted short-term investments	858	1,154	1,735	1,231	1,100	1,100

Total cash and investments	$2,084	$2,848	$3,107	$3,942	$4,619	$4,967

Short-term debt	$530	$680	$736	$1,255	$1,812	$2,069
Long-term debt	864	995	1,124	-	-	348

Total debt	$1,394	$1,675	$1,860	$1,255	$1,812	$2,417

Working capital (c)	$895	$1,667	$1,936	$1,814	$2,258	$2,515

b) Consistent with the Company’s centralized cash management processes, all restricted and unrestricted cash has been classified as a continuing operations asset.
c) Working capital comprises the current assets less the current liabilities, and include all assets and liabilities attributable to discontinued operations other than goodwill.

Operating activities: While 2008 year-to-date net cash used in continuing operations activity aggregated $1,085,000, compared to net cash provided of $136,000 for the corresponding prior year-to-date period, there has been an improvement in the 2008 quarterly trend. The principal drivers of the 2008 quarterly trend and the change from 2007 are:
■	an increase in the amount of self-funding of agent advance commissions in the first quarter of 2008 and to a lesser extent in the second quarter of 2008;

■	funding certain Consumer Plan Division accelerated commission payments, primarily in the first quarter of 2008;

■	reversal of favorable fourth quarter 2007 expense payment timing variances, and;

■	the benefit in the first half of 2007 from lower expense payments resulting from the prepayment of certain costs in 2006 in conjunction with tax planning strategies.
The change in operating cash flow from discontinued operations was primarily driven by the adverse impact of the loss of two major Regional Healthcare contracts in the 2007 fourth quarter. The $480,000 of cash provided by discontinued operations in the second quarter of 2008 reflects receipt of $764,000 in connection with the sale of our rights to future override commissions on substantially all of the Medicare supplement insurance business written by ACP Agency.
Investing activities: The $100,000 of net cash provided by 2008 year-to-date investing activities represents a $373,000 net reduction in restricted cash less $273,000 of fixed asset expenditures, primarily leasehold improvement and equipment expenditures in connection with the PME integration and call center relocation. The $373,000 net reduction in restricted cash was attributable to:
■	the release of $911,000 of restricted deposits in connection with the conversion of legacy Capella credit card clearing and automated clearing-house processing onto the PME platform, net of a

■	$538,000 increase in restricted deposits resulting from a 2008 requirement to secure bonds for regulatory licenses in our Consumer Plan and Regional Healthcare divisions.
Financing activities: Substantially all of our financing activity relates to debt repayments and the March 2008 receipt of $874,000 in connection with securing a new three-year loan from Commission Funding Group (CFG), a specialty lending corporation (the proceeds received were net of loan repayments and an origination fee charge aggregating $731,000). During the 2008 third quarter we paid the final installment on the one-year loan obtained from the Peter W. Nauert estate, All of the $1,394,000 outstanding debt at September 30, 2008 was attributable to the CFG facility.
Working capital: Working capital at September 30, 2008 aggregated $1,086,000, a $426,000 decrease from December 31, 2007. This primarily reflects 2008 year-to-date cash-based operating losses.
Capital commitments: We did not have any capital commitments as of September 30, 2008. We do not anticipate the need for any significant capital expenditures during the next several quarters.
Liquidity: Unrestricted cash at September 30, 2008 aggregated $1,226,000. Prior to the anticipated first quarter 2009 closing of the recently announced pending merger with Alliance HealthCard,Inc., we anticipate, but cannot provide assurance, that we will improve our unrestricted cash position by securing the release of additional restricted deposits; reducing recurring operating cost expenditures; and generating positive cash-flow sales and gross margin growth in our Consumer Plan and Insurance Marketing divisions.
We anticipate, but cannot provide assurance, that the cash on hand at September 30, 2008 together with the aforementioned initiatives to generate additional unrestricted cash will be more than sufficient to fund the operating losses of our El Paso based Regional Healthcare operation prior to exiting this business and to settle certain previously accrued litigation matters. However, there is no assurance that the pending merger with Alliance HealthCard Inc. will be completed during the first quarter of 2009 or that all of the other initiatives discussed above will be successful. Accordingly, our liquidity requirements cannot be predicted with certainty. Further, new sales growth, which will likely be a primary driver of improved earnings, could, in the short-term, generate the need for additional cash resources to fund Insurance Marketing growth in self-funded agent commission advances, accelerated commission payments on new Consumer Plan programs or any direct marketing initiatives that we may wish to pursue. Accordingly, there is no assurance that we will not require additional financing during the next twelve months, or that the terms of any available additional financing will be acceptable to us, or that we will in fact be able to obtain any additional financing.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not have any investments that are market risk sensitive.
ITEM 4. CONTROLS AND PROCEDURES (and ITEM 4T. CONTROLS AND PROCEDURES)
As of the end of September 30, 2008, management carried out an evaluation, under the supervision and with the participation of Ian Stuart, our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this evaluation, Mr. Stuart concluded that our disclosure controls and procedures were still not fully effective at September 30, 2008 due to the significant deficiencies in internal control over financial reporting noted below.
In connection with the subsequent evaluation of disclosure controls and procedures effective as of June 30, 2008, management recognized that it had material weaknesses in its internal controls over financial reporting in the following areas:
■	Insurance Marketing division commission processing

■	Information technology general controls

During the third quarter 2008, sufficient progress was made to permit us to conclude that the weaknesses in the aforementioned areas were no longer material and would more appropriately be characterized as significant deficiencies. The following sets forth the basis for this conclusion at September 30, 2008:
•	Insurance Marketing division commission processing: Beginning earlier this year, we implemented various procedures to carefully analyze all of the commission data processed for us by third-party service providers, and to assure that the commission revenues and expenses recorded and reported in our financial statements are materially correct. In particular, during the third quarter of 2008, we repeatedly undertook a full, and satisfactory, reconciliation of the data provided by our major carrier. During the 2008 fourth quarter we anticipate that we will fully remediate the previously reported weakness by completing the implementation of an information management reporting system and processes that will readily provide in-depth analysis of commission results and trends.

•	Information technology general controls: During our assessment of internal controls over our information technology functions, we determined that we had several weaknesses in both our internal information technology controls and those of the third-party service providers, particularly with respect to the data processed on the legacy Capella discount card administration platform. Since June 30, 2008 we have converted a substantial portion of the legacy Capella book of business onto the PME automated processing platforms and also significantly enhanced the analytical review of transaction activity processed on both the legacy Capella and the PME administrative platforms. During the 2008 fourth quarter we anticipate we will complete the conversion onto the PME platform and by doing so will fully remediate the previously reported weakness.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as provided below, there have been no new material legal proceedings that arose during the three months ended September 30, 2008, and there have been no material developments in legal proceedings reported by us in our 2007 Annual Report on Form 10-K.

Foresight TPA dispute with Tenet. The Demand for Arbitration brought against our Foresight TPA subsidiary by Tenet Hospitals Limited d/b/a Sierra Medical Center and Providence Memorial Hospital and R.H.S.C. El Paso, Inc. d/b/a Rio Vista Physical Rehabilitation Hospital (collectively, “Tenet”) and a separate dispute between Tenet and Foresight regarding the administration of benefit plans by Foresight TPA that include access to Tenet hospitals have each been resolved by a confidential settlement agreement entered into by the parties on September 19, 2008. We disclosed these disputes in our 10-Q filed on August 14, 2008.

William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176. was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third party payor such as an insurance company. We vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008.
At September 30, 2008, we accrued $625,000, inclusive of defense costs, for the resolution of the above matters and other pending litigation matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.
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
None.
ITEM 5. OTHER INFORMATION
None

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

ACCESS PLANS USA, INC. (Registrant)
Date: November 14, 2008	By:	/s/ IAN R. STUART
Ian R. Stuart
Interim President and Chief Executive Officer and Chief Financial Officer and Principal Accounting Officer

ACCESS PLANS USA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (a)
(dollars in thousands)

	September 30,	December 31,
	2008	2007(b)
	(unaudited)
ASSETS
Cash and cash equivalents	$1,226	$2,711
Restricted short-term investments	858	1,231

Total cash and short-term investments	2,084	3,942
Accounts receivable, net	824	964
Income taxes receivable	-	70
Advanced agent commissions, net	6,448	4,942
Prepaid expenses	241	154
Deferred tax asset	-	23
Assets of discontinued operation	63	1,257

Total current assets	9,660	11,352
Fixed assets, net	542	447
Goodwill, net	5,489	5,489
Other intangible assets, net	2,877	3,462
Other assets	132	69

Total assets	$18,700	$20,819

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$398	$562
Accrued commissions payable	652	478
Other accrued liabilities	1,839	2,021
Income taxes payable	239	247
Short-term debt	530	1,255
Current portion of capital leases	-	48
Unearned commissions	4,545	3,683
Deferred service fees and deferred enrollment fees, net of acquisition costs	308	289
Liabilities of discontinued operation	254	956

Total current liabilities	8,765	9,539
Long-term debt	864	-
Deferred tax liability	-	23

Total liabilities	9,629	9,562

Commitments and contingencies (Note 9)

Preferred stock, $1.00 par value, 2,000,000 authorized shares; none issued	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized; 20,749,145 issued and 20,269,145 outstanding	207	207
Additional paid-in capital	40,630	40,619
Accumulated deficit	(30,757)	(28,560)
Less: Treasury stock (480,000 shares)	(1,009)	(1,009)

Total stockholders’ equity	9,071	11,257

Total liabilities and stockholders’ equity	$18,700	$20,819

a) The accompanying notes are an integral part of these condensed consolidated financial statements
b) Reclassified to conform to the current period’s presentation

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (a)
(Dollars in thousands, except earnings per share)

	For the Three Months Ended		For the Nine Months
	September 30,		Ended September 30,
Dollars in Thousands, except Earnings per Share	2008	2007(b)	2008	2007(b)

Commission and service revenues	$8,452	$7,306	$26,261	$19,912
Interest income	236	176	634	453

Total revenue	8,688	7,482	26,895	20,365

Commission expenses	4,834	3,784	14,835	9,562
Provider network fees and other direct costs	1,145	1,281	3,880	3,466
Interest expense	45	71	130	198

Total direct costs	6,024	5,136	18,845	13,226

Gross margin	2,664	2,346	8,050	7,139

Personnel costs, including benefits	1,504	1,227	4,752	3,875
Other sales, general and administrative expenses	1,002	1,218	3,446	4,294
Depreciation and amortization	252	192	761	554
Restructuring and severance charges	-	-	164	696
Goodwill impairment charge	-	3,977	-	3,977

Total operating expenses	2,758	6,614	9,123	13,396

Loss from continuing operations before income taxes	(94)	(4,268)	(1,073)	(6,257)
Provision for income tax expense (benefit)	32	(474)	39	(460)

Loss from continuing operations	(126)	(3,794)	(1,112)	(5,797)
Income (loss) from discontinued operations, net	(702)	(3,970)	(1,085)	(7,743)

Net loss	$(828)	$(7,764)	$(2,197)	$(13,540)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.01)	$(0.19)	$(0.06)	$(0.31)
Discontinued operations	(0.03)	(0.19)	(0.05)	(0.42)

Total	$(0.04)	$(0.38)	$(0.11)	$(0.73)

Weighted average number of common shares outstanding, basic and diluted	20,269,145	20,269,145	20,269,145	18,550,701

a) The accompanying notes are an integral part of these condensed consolidated financial statements
b) Reclassified to conform to the current period’s presentation

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (a)
(Dollars in thousands)

		Additional			Total
	Common	Paid-In	Accumulated	Treasury	Stockholders'
	Stock	Capital	Deficit	Stock	Equity

Balance, December 31, 2007	$207	$40,619	$(28,560)	$(1,009)	$11,257
Changes during the nine months ended September 30, 2008:
Stock option awards	-	11	-	-	11
Net loss	-	-	(2,197)	-	(2,197)

Balance, September 30, 2008	$207	$40,630	$(30,757)	$(1,009)	$9,071

a) The accompanying notes are an integral part of these condensed consolidated financial statements

ACCESS PLANS USA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (a)
(Dollars in thousands)

	For the Nine Months
	Ended September 30,
	2008	2007 (b)
Cash flows from operating activities:
Net loss	$(2,197)	$(13,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss from discontinued operations	1,085	7,743
Non-cash charges:
Stock option compensation charges	11	367
Depreciation and amortization	761	554
Provision for losses on accounts receivable and agent advances	387	226
Loss on disposal and impairment of fixed assets	-	335
Goodwill impairment charge	-	3,977
Deferred income taxes	-	(433)
Changes in operating assets and liabilities (net of businesses acquired in 2007):
Accounts receivable	3	(355)
Income taxes receivable, net of payable	63	(193)
Advanced agent commissions	(1,756)	(163)
Prepaid expenses and other assets	(149)	1,541
Accounts payable and accrued liabilities, including commissions	(174)	118
Unearned commissions	862	56
Deferred service fees and deferred enrollment fees, net of acquisition costs	19	(97)

Net cash provided by (used in) continuing operating activities	(1,085)	136
Net cash provided by (used in) discontinued operating activities	(592)	553

Net cash provided by (used in) operating activities	(1,677)	689

Cash flows from investing activities:
Decrease in unrestricted short-term investments	-	320
Decrease in restricted short-term investments	373	189
Purchase of fixed assets	(273)	(266)
Cash acquired in business combination, net	-	77

Net cash provided by (used in) investing activities (c)	100	320

Cash flows from financing activities:
Payments of capital leases	(48)	(144)
Increase in debt, net	140	(591)

Net cash provided by (used) in financing activities (c)	92	(735)

Net change in cash and cash equivalents	(1,485)	274
Cash and cash equivalents at beginning of period	2,711	3,232

Cash and cash equivalents at end of period	$1,226	$3,506

Supplemental disclosure:
Income taxes paid (recovered), net	$34	$(204)

Interest paid	$131	$198

Non-cash investing and financing activities:
Stock issued in connection with business combination	$-	$10,540

a) The accompanying notes are an integral part of these condensed consolidated financial statements
b) Reclassified to conform to the current period’s presentation
c) All cash provided by (used in) investing and financing activity is attributable to continuing operations other than $25,000 of fixed asset purchases during the nine month period ended September 30, 2007

ACCESS PLANS USA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
On November 13, 2008 the Company announced that its Board of Directors had approved an agreement to merge the Company with Alliance HealthCard, Inc.. The merger must be approved by a majority vote of the Company’s shareholders and is conditional upon the Company’s exit from its Regional Healthcare operations based in El Paso and Alliance HealthCard’s registration of the common stock shares to be issued in conjunction with the merger. At closing, Alliance HealthCard will issue up to 7.25 million of its shares to the Company’s shareholders. Immediately after closing, which is anticipated to occur during the first calendar quarter of 2009, it is expected that the Company’s former shareholders will own approximately 33% of the outstanding Alliance HealthCard shares.
The Company’s operations are currently organized under two business divisions:
■	Consumer Plan Division - develops and markets non-insurance healthcare discount programs and association memberships. Since October 1, 2007, the Consumer Plan Division has included the results of Protective Marketing Enterprises, Inc. which was acquired on that date.

■	Insurance Marketing Division - markets individual major medical health insurance products through AHCP Agency, a national network of independent agents. Prior to the second quarter of 2008, this division also included the results of ACP Agency (a broad network of independent agents that distributed Medicare insurance programs to individuals), which is now reported as a discontinued operation. The Insurance Marketing division was formed on January 30, 2007, the date the Company completed its merger with Insurance Capital Management USA, Inc. AHCP Agency and ACP Agency are wholly-owned subsidiaries.
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
Certain financial information that is normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America, but not required for interim reporting purposes, has been condensed or omitted. Additionally, certain reclassifications have been made to prior period financial statements to conform to the current presentation of the financial statements, including:
■	Reclassification of the Regional Healthcare division and ACP Agency’s financial position, results of operations and cash flows as discontinued operations (see Note 3)

■	Reclassification of cash flows attributable to commission advances received from insurance carriers and paid to agents as an operating activity. Prior to June 30, 2008, these cash flows were classified as financing and investing cash flows, respectively.

Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of results that may be expected for the entire year.
Note 3 — Discontinued Operation
During the third quarter of 2008, we formally commenced an initiative to exit the third-party administration market. Accordingly, the El Paso-based Regional Healthcare operation has been reclassified as a discontinued operation.
Discontinued operations also include the results of ACP Agency. During June 2008, the Company sold all of its rights to future override commissions on substantially all of the Medicare supplement business previously sold by agents contracted with ACP Agency for cash proceeds aggregating $764,000. The Company may also receive, depending upon the policy termination rate of the business sold, up to an additional $190,000 during December 2008. Other business written by ACP Agency has been relatively minor and during 2008 ACP Agency has not actively engaged in the marketing of Medicare insurance programs.
The following sets forth summarized financial information for the discontinued operation:

{$ in thousands}	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total Revenue:
Regional Healthcare division	$691	$1,620	$2,224	$4,670
ACP Agency (a)	-	1,344	1,886	3,716

Total revenue	$691	$2,964	$4,110	$8,386

Net income (loss) from:
Regional Healthcare division (b)	$(702)	$(56)	$(1,602)	$(3,900)
ACP Agency (a), (c)	-	(3,914)	517	(3,843)

Total net loss	$(702)	$(3,970)	$(1,085)	$(7,743)

a) ACP Agency revenue and net income for the nine months ended September 30, 2008 includes a $385,000 gain from the sale of future override commissions. This gain is net of a $400,000 charge for accelerated amortization of the intangible asset balance attributable to the January 2007 acquisition of ACP Agency

b) Regional Healthcare net loss includes a $173,000 third quarter 2008 fixed asset impairment charge, arising in connection with the valuation of the Regional Healthcare balance sheet at its estimated fair value, and a $4,092,000 second quarter 2007 goodwill impairment charge.

c) ACP Agency results reflect a $4,000,000 third quarter 2007 goodwill impairment charge.
Note 4 — Business Acquisitions
On January 30, 2007, the Company completed its merger with Insurance Capital Management USA, Inc. (“ICM”). On October 1, 2007, the Company completed its acquisition of Protective Marketing Enterprises, Inc. (PME). The following pro-forma condensed results of operations have been prepared as if the Company’s acquisitions of ICM and PME occurred on January 1, 2007:

{$ in thousands}	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total Revenue	$8,688	$9,106	$26,895	$28,010

Loss from continuing operations	$(126)	$(3,796)	$(1,112)	$(6,098)

Basic and diluted net income (loss) per share from continuing operations	$(0.01)	$(0.19)	$(0.05)	$(0.30)
Weighted average number of common shares outstanding, basic and diluted	20,269,145	20,269,145	20,269,145	20,269,145

The pro-forma revenues reflected above include $3,446,000, $2,106,000 and $1,624,000 of revenue from PME’s operations for the three month periods ended March 31, 2007, June 30, 2007 and September 30, 2007, respectively. Because PME had discontinued much of its marketing activities by the beginning of 2007, its revenues declined throughout 2007 to only $1,320,000 for the three months ended December 31, 2007. PME revenue for the three month and nine month periods ended September 30, 2008 aggregated $1,190,000 and $4,004,000, respectively.
Note 5 — Goodwill and Other Intangible Assets
Goodwill and other intangible assets comprise:

{$ in thousands}	September 30,	December 31,
	2008	2007
Goodwill	$5,489	$5,489
Intangible assets	2,877	3,462

Total	$8,366	$8,951

Goodwill and intangible assets:
Attributable to ICM acquisition	7,478	7,926
Attributable to PME acquisition	888	1,025

Total	$8,366	$8,951

Note 6 — Advanced Agent Commissions
Advanced agent commissions consist of:

{$ in thousands}	September 30,	December 31,
	2008	2007
Advances funded by:
Insurance carriers	$4,545	$3,683
Specialty lending corporation	1,394	452
Commercial bank	-	425
Self-funded	1,159	782

Sub-total	7,098	5,342
Allowance for doubtful recoveries	(650)	(400)

Total advanced agent commissions	$6,448	$4,942

Note 7— Debt
Short-term and long-term debt consists of:

{$ in thousands}	September 30,	December 31,
	2008	2007
Short-term debt	$530	$1,255
Long-term debt	864	-

Total	1,394	1,255

Total debt:
Specialty lending corporation – loan	$1,394	$452
Commercial bank – revolving lines of credit	-	425
Related party – promissory note	-	378

Total debt	$1,394	$1,255

During March 2008, the Company obtained a new $1,605,000 loan from Commission Funding Group (CFG), a specialty lending corporation. $731,000 of these proceeds was used immediately to fully pay-off the previous CFG loan, the outstanding commercial bank revolving lines of credit, and the loan origination fee. The current CFG loan matures March 2011, and the principal is repayable in equal monthly installments. The current interest rate charge, which is variable, together with the loan origination fee amortization charge, currently approximates 11% The loan may be prepaid without penalty. Collateral provided to CFG includes rights, only in the event of a default, to certain AHCP Agency commissions from insurance carriers.
The related party promissory note, which was obtained from the Peter Nauert estate during September 2007 was paid in full during September 30, 2008.
Note 8 — Common Stock Options
During the nine months ended September 30, 2008, the Company granted 25,000 stock options, exercisable over a four year period, at a strike price of $1.25. At September 30, 2008 there were 939,500 outstanding stock options with a weighted remaining average life of 2.4 years and a weighted average exercise price of $1.94. Exercisable stock options at September 30, 2008 aggregated 787,000, with a weighted average exercise price of $1.98. The average stock price during 2008 has been less than $1.00. Stock option compensation expense for the nine months ended September 30, 2008 and 2007, net of the credit arising from cancellation of options previously granted to terminated employees, aggregated $10,000 and $370,000, respectively.
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

a.	Foresight TPA dispute with Tenet. The Demand for Arbitration brought against our Foresight TPA subsidiary by Tenet Hospitals Limited d/b/a Sierra Medical Center and Providence Memorial Hospital and R.H.S.C. El Paso, Inc. d/b/a Rio Vista Physical Rehabilitation Hospital (collectively, “Tenet”) and a separate dispute between Tenet and Foresight regarding the administration of benefit plans by Foresight TPA that include access to Tenet hospitals has been resolved by a confidential settlement agreement entered into by the parties on September 19, 2008. We disclosed these disputes in our 10-Q filed on August 14, 2008.

b.	William Andrew Rivell, M.D. and Alan B. Whitehouse, M.D., individually and on behalf of all persons similarly situated, v. Private Health Care Systems and The Capella Group, Inc.; Civil Action File No: CV106-176. was filed and remains pending in the United States District Court for the Southern District of Georgia, Augusta Division. The plaintiffs in this case allege that the contracts entered into by medical providers with our subsidiary, The Capella Group, Inc. (“Capella”) through Capella’s relationship with the Private Health Care Systems network of providers (“PHCS”) did not allow for the use of the providers’ names to market a discount medical plan whereby payment for services is made at the point of service by the consumer, and not by a third party payor such as an insurance company. We vigorously contest this assertion and intend to defend this case. The Plaintiffs are, however, seeking certification of this case as a class action on behalf of all similarly-situated physicians nationwide. If the plaintiffs succeed with such certification and ultimately prevail in the case, it could have a material adverse affect on our financial condition and our results of operation. The case was originally instituted on November 17, 2006, but was thereafter dismissed by the District Court. The United States Court of Appeals for the Eleventh Circuit vacated such dismissal and remanded the case to the District Court on March 24, 2008.

c.	Investigation of National Center for Employment of the Disabled, Inc. and Access HealthSource, Inc. (“Foresight”): In June 2004, the Company acquired Foresight (formerly Access Healthsource, Inc.) and its subsidiaries from National Center for Employment of the Disabled, Inc. (now known as Ready One Industries, “NCED”). Robert E. Jones, the C.E.O. of NCED was elected to and served on our Board of Directors until his March 2006 resignation. Frank Apodaca served as the President and C.E.O. of Foresight from the date of our acquisition until September 3, 2007, on which date we terminated his employment. Mr. Apodaca, who had been placed on leave prior to the termination of his employment, also served as Chief Administrative Officer and a member of the Board of Directors of NCED. Mr. Apodaca also served as our President from June 10, 2004 to January 30, 2007. Until July 2006, his employment agreement with us allowed him to spend up to 20% of his time on matters related to NCED’s operations. NCED holds 9.7% of our common stock as a result of shares it received from the acquisition of Foresight.

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

d.	State of Texas v The Capella Group, Inc. et al. The State of Texas filed a lawsuit against Capella and Equal Access Health, Inc. (including various names under which Equal Access Health, Inc. does business) on April 28, 2005. Equal Access Health was a third-party marketer of our discount medical card programs, but is otherwise not affiliated with us. The lawsuit alleges that Care Entréetm, directly and through at least one other party that formerly resold the services of Care Entréetm’s to the public, violated certain provisions of the Texas Deceptive Trade Practices Consumer Protection Act. The lawsuit seeks, among other things, injunctive relief, unspecified monetary penalties and restitution. We believe that the allegations are without merit and are vigorously defending this lawsuit. The lawsuit was filed in the 98th District Court of Travis County, Texas as case number GV501264. Unfavorable findings in this lawsuit could have a material adverse effect on our financial condition and results of operations. No assurance can be provided regarding the outcome or results of this litigation.

e.	Zermeno v Precis, Inc. The case styled “Manuela Zermeno, individually and on behalf of the general public; and Juan A. Zermeno, individually and on behalf of the general public v Precis, Inc., and Does 1 through 100, inclusive” was filed on August 14, 2003 in the Superior Court of the State of California for the County of Los Angeles under case number BC 300788.

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

f.	States General Life Insurance Company. In February 2005, States General Life Insurance Company (“SGLIC”) was placed in permanent receivership by the Texas Insurance Commission (The State of Texas v States General Life Insurance Company, Cause No. GV-500484, in the 126th District Court of Travis County, Texas.) Pursuant to letters dated October 19, 2006, the Special Deputy Receiver (the “SDR”) of SGLIC asserted certain claims against ICM, its subsidiaries, Peter W. Nauert, ICM’s Chairman and Chief Executive Officer, and G. Scott Smith, a former Executive Officer of ICM, totaling $2,839,000. The SDR is seeking recovery of certain SGLIC funds that it alleges were inappropriately transferred and paid to or for the benefit of ICM, its subsidiaries and Messrs. Nauert and Smith. These claims are based upon assertions of Texas law violations, including prohibitions against self-dealing, participation in breach of fiduciary duty and preferential and fraudulent transfers. Mr. Nauert was in control and Chairman of the Board of SGLIC when it was placed in receivership by the Texas Insurance Commission. The Company, its subsidiaries and Messrs. Nauert and Smith intend to exercise their full rights in defense of the SDR’s asserted claims. The SDR filed its own action against SGLIC, pending in the 126th District Court of Travis County, Texas under cause No. GV-500484 and against Messrs. Nauert and Smith, ICM, certain subsidiaries of ICM and other parties, in the 126th District Court of Travis County, Texas under cause No. D-1-GN-06-4697. Access Plans has been named as a defendant in this action as a successor-in-interest to ICM.

On May 6, 2008 our Motion for Summary Judgment on various matters was granted. The order granting our motion dismissed the Special Deputy Receiver’s causes of action related to recovery from affiliates, fraudulent transfers, avoidable preferences and under the Uniform Fraudulent Transfer Act. While the granting of our motion does not summarily dismiss the case, it narrowed the issues significantly and makes it less likely that the Special Deputy Receiver will obtain any monetary recovery from us

In connection with the Company’s acquisition of ICM and its subsidiaries, Mr. Nauert and the Peter W. Nauert Revocable Trust agreed to fully indemnify ICM and the Company against any losses resulting from this matter. Although the Company can provide no assurance, we believe that the ultimate outcome of these claims and lawsuits will not have a material adverse effect on the Company’s consolidated financial condition, results of operation, or liquidity, and no amounts for any potential losses have been accrued at September 30, 2008.

At September 30, 2008, the Company had accrued $625,000, inclusive of defense costs, for the resolution of the above matters. While it is possible that we may incur costs in excess of this amount, we are unable to provide a reasonable estimate of the range of additional costs that may be incurred.

Note 10 — Segment Information
The following table sets forth segment information for continuing operations.

{$ in thousands}	Three Months Ended September 30, 2008
	Consumer	Insurance	Corporate
	Plan	Marketing	and Other	Total
Total revenue	$3,304	$5,376	$8	$8,688

Income (loss) from continuing operations before income taxes	120	259	(473)	$(94)
Provision for income tax (benefit) expense	22	10		32

Income/(loss) from continuing operations	$98	$249	$(473)	$(126)

Total assets held	$2,113	$15,003	$1,521	$18,637

{$ in thousands}	Three Months Ended September 30, 2007
	Consumer	Insurance	Corporate
	Plan	Marketing	and Other	Total
Total revenue	$3,146	$4,331	$5	$7,482

Income (loss) from continuing operations before income taxes	(3,179)	(543)	(546)	$(4,268)
Provision for income tax (benefit) expense	13	6	(493)	(474)

Income/(loss) from continuing operations	$(3,192)	$(549)	$(53)	$(3,794)

Total assets held	$1,628	$14,399	$3,722	$19,749

{$ in thousands}	Nine Months Ended September 30, 2008
	Consumer	Insurance	Corporate
	Plan	Marketing	and Other	Total
Total revenue	$11,302	$15,567	$26	$26,895

Income (loss) from continuing operations before income taxes	(32)	631	(1,672)	$(1,073)
Provision for income tax (benefit) expense	26	26	(13)	39

Income/(loss) from continuing operations	$(58)	$605	$(1,659)	$(1,112)

{$ in thousands}	Nine Months Ended September 30, 2007
	Consumer	Insurance	Corporate
	Plan	Marketing	and Other	Total
Total revenue	$9,556	$10,778	$31	$20,365

Income (loss) from continuing operations before income taxes	(3,663)	(774)	(1,820)	$(6,257)
Provision for income tax (benefit) expense	12	7	(479)	(460)

Income/(loss) from continuing operations	$(3,675)	$(781)	$(1,341)	$(5,797)